Form 10-Q
period 1998-03-31
CONECTIV INC
filed 1998-05-14
CIK 1029590

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 1998
                                                 --------------

Commission file number        1-13895

                                    CONECTIV
                                    --------
            (Exact name of registrant as specified in its charter)

          Delaware                                           51-0377417
  -------------------------                                 ------------
  (States of incorporation)                               (I.R.S. Employer
                                                          Identification No.)

  800 King Street, P.O. Box 231, Wilmington, Delaware            19899
  ---------------------------------------------------            -----
       (Address of principal executive offices)                (Zip Code)

  Registrant's telephone number, including area code          302-429-3114
                                                              ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X   No _____
                            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                      Outstanding at March 31, 1998
     -------------------------------------    -----------------------------
     Common Stock, $0.01 par value                 Shares 100,974,843
     Class A Common Stock, $0.01 par value         Shares 6,560,612

                                   CONECTIV
                                   --------

                               Table of Contents
                               -----------------

                                                            Page No.
                                                            --------
Part I.  Financial Information:

            Consolidated Statements of Income for the three
            months ended March 31, 1998 and 1997                   1

            Consolidated Balance Sheets as of March 31, 1998
            and December 31, 1997                                2-3

            Consolidated Statements of Cash Flows for the
            three months ended March 31, 1998 and 1997             4

            Consolidated Statement of Changes in Common
            Stockholders' Equity                                   5

            Notes to Consolidated Financial Statements          6-13

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                14-21

Part II. Other Information and Signature                       22-26

                        PART I.  FINANCIAL INFORMATION

                                   CONECTIV
                                   --------
                       CONSOLIDATED STATEMENTS OF INCOME
                       (Dollars in Thousands, Unaudited)

                                                             Three Months Ended
                                                                  March 31
                                                          -----------------------
                                                             1998         1997
                                                          ----------   ----------
OPERATING REVENUES
 Electric                                                 $ 354,128    $ 262,603
 Gas                                                        115,785       56,117
 Other services                                              33,678       27,359
                                                          ----------   ----------
                                                            503,591      346,079
                                                          ----------   ----------

OPERATING EXPENSES
 Electric fuel and purchased energy                         137,254      102,842
 Gas purchased                                               98,628       35,753
 Other services' cost of sales                               23,688       20,740
 Purchased electric capacity                                 20,943        6,977
 Employee separation and other merger-related costs          40,623          -
 Operation and maintenance                                  103,536       74,000
 Depreciation                                                43,891       33,395
 Taxes other than income taxes                               12,865        9,222
                                                          ----------   ----------
                                                            481,428      282,929
                                                          ----------   ----------
OPERATING INCOME                                             22,163       63,150
                                                          ----------   ----------

OTHER INCOME
 Allowance for equity funds used
  during construction                                           332          -
 Other income                                                 2,515        1,531
                                                          ----------   ----------
                                                              2,847        1,531
                                                          ----------   ----------

INTEREST EXPENSE
 Interest charges                                            26,355       20,621
 Allowance for borrowed funds used during
  construction and capitalized interest                        (764)      (1,120)
                                                          ----------   ----------
                                                             25,591       19,501
                                                          ----------   ----------

PREFERRED STOCK DIVIDEND
 REQUIREMENTS OF SUBSIDIARIES                                 3,323        2,637
                                                          ----------   ----------
INCOME / (LOSS) BEFORE INCOME TAXES                          (3,904)      42,543
INCOME TAXES                                                     74       17,965
                                                          ----------   ----------
NET INCOME / (LOSS)                                       $  (3,978)   $  24,578
                                                          ==========   ==========

EARNINGS / (LOSS) APPLICABLE TO COMMON STOCK
  Common stock                                            $  (4,136)   $  24,578
  Class A common stock                                          158          -
                                                          ----------   ----------
                                                          $  (3,978)   $  24,578
                                                          ==========   ==========

COMMON STOCK
 Average shares outstanding (000)
  Common stock                                               74,684       60,856
  Class A common stock                                        6,561          -
 Earnings / (Loss) per average share--basic and diluted
  Common stock                                               ($0.06)       $0.40
  Class A common stock                                        $0.02          -
 Dividends declared per share
  Common stock                                               $0.385       $0.385
  Class A common stock                                        $0.80          -

See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                                   --------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                          March 31,        December 31,
                                                            1998               1997
                                                       -------------       ------------
                    ASSETS
                    -------
CURRENT ASSETS
   Cash and cash equivalents                           $      66,995       $     35,339
   Accounts receivable                                       325,618            197,561
   Inventories, at average cost:
      Fuel (coal, oil, and gas)                               55,003             37,425
      Materials and supplies                                  63,824             40,518
   Prepayments                                                 7,952             11,255
   Deferred energy costs                                      25,209             18,017
   Deferred income taxes, net                                  2,864                776
                                                       -------------       ------------
                                                             547,465            340,891
                                                       -------------       ------------

INVESTMENTS
   Investment in leveraged leases                            122,910             46,375
   Funds held by trustee                                     151,551             48,086
   Other investments                                          65,301              9,500
                                                       -------------       ------------
                                                             339,762            103,961
                                                       -------------       ------------

PROPERTY, PLANT, and EQUIPMENT
   Electric utility plant                                  5,600,356          3,010,060
   Gas utility plant                                         243,243            241,580
   Common utility plant                                      155,845            154,791
                                                       -------------       ------------
                                                           5,999,444          3,406,431
   Less:  Accumulated depreciation                         2,370,924          1,373,676
                                                       -------------       ------------
   Net utility plant in service                            3,628,520          2,032,755
   Construction work-in-progress                             206,744             93,017
   Leased nuclear fuel, at amortized cost                     65,497             31,031
   Nonutility property, net                                  177,029             74,811
   Goodwill, net                                             343,943             92,602
                                                       -------------       ------------
                                                           4,421,733          2,324,216
                                                       -------------       ------------

DEFERRED CHARGES AND OTHER ASSETS
   Unrecovered purchased power costs                          61,775                -
   Deferred recoverable income taxes                         172,766             88,683
   Unrecovered New Jersey state excise tax                    42,764                -
   Deferred debt refinancing costs                            47,573             18,760
   Deferred other postretirement benefit costs                36,851                -
   Prepaid employee benefit costs                             49,912             58,111
   Unamortized debt expense                                   27,892             12,911
   Other                                                     108,534             67,948
                                                       -------------       ------------
                                                             548,067            246,413
                                                       -------------       ------------

TOTAL ASSETS                                           $   5,857,027       $  3,015,481
                                                       =============       ============

See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                                   --------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                March 31,       December 31,
                                                                                  1998             1997
                                                                              ------------     -------------
          CAPITALIZATION AND LIABILITIES
          ------------------------------

CURRENT LIABILITIES
     Short-term debt                                                          $     185,547    $      23,254
     Long-term debt and preferred stock due within one year                          51,921           33,318
     Variable rate demand bonds                                                     102,500           71,500
     Accounts payable                                                               124,037          103,607
     Taxes accrued                                                                   27,761           10,723
     Interest accrued                                                                39,712           19,902
     Dividends payable                                                               45,898           23,775
     Current capital lease obligation                                                13,081           12,516
     Accrued employee separation and
          other merger-related costs                                                 42,309              -
     Other                                                                           84,025           35,819
                                                                              --------------   --------------
                                                                                    716,791          334,414
                                                                              --------------   --------------
DEFERRED CREDITS AND OTHER LIABILITIES
     Other postretirement benefits obligation                                       106,153              -
     Deferred income taxes, net                                                     874,552          492,792
     Deferred investment tax credits                                                 82,711           39,942
     Long-term capital lease obligation                                              54,683           19,877
     Other                                                                           53,366           30,585
                                                                              --------------   --------------
                                                                                  1,171,465          583,196
                                                                              --------------   --------------
CAPITALIZATION
     Common stock: per share par value--$0.01 in 1998, and
          $2.25 in 1997; 150,000,000 shares authorized; shares
          outstanding--100,947,843 in 1998, and 61,210,262 in 1997                    1,012          139,116
     Class A common stock, $0.01 par value;
          10,000,000 shares authorized; shares outstanding--
          6,560,612 in 1998, None in 1997                                                66              -
     Additional paid-in capital--common stock                                     1,474,454          526,812
     Additional paid-in capital--Class A common stock                               107,095              -
     Retained earnings                                                              252,614          300,757
                                                                              --------------   --------------
                                                                                  1,835,241          966,685
     Treasury shares, at cost:
          221,528 shares in 1998; 619,237 shares in 1997                             (4,580)         (11,687)
     Unearned compensation                                                             (545)            (502)
                                                                              --------------   --------------
          Total common stockholders' equity                                       1,830,116          954,496
     Preferred stock of subsidaries:
          Not subject to mandatory redemption                                       119,702           89,703
          Subject to mandatory redemption                                           163,950           70,000
     Long-term debt                                                               1,855,003          983,672
                                                                              --------------   --------------
                                                                                  3,968,771        2,097,871
                                                                              --------------   --------------

TOTAL CAPITALIZATION AND LIABILITIES                                          $   5,857,027    $   3,015,481
                                                                              ==============   ==============

See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                                   --------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                      Three Months Ended
                                                                            March 31
                                                                   ------------------------
                                                                      1998          1997
                                                                   ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                 $  (3,978)    $  24,578
 Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                                      46,356        34,870
   Allowance for equity funds used during construction                  (332)          -
   Investment tax credit adjustments, net                               (852)         (640)
   Deferred income taxes, net                                          2,169        (1,966)
   Net change in:
     Accounts receivable                                               4,003       (13,555)
     Inventories                                                      11,726         3,753
     Accounts payable                                                 (4,236)       (6,229)
     Other current assets & liabilities (1)                            8,219        30,977
 Accrued employee separation and other merger-related costs           39,027           -
 Gain on sale of nonutility asset                                     (1,246)          -
 Other, net                                                           (7,740)         (630)
                                                                   ----------    ----------
 Net cash provided by operating activities                            93,116        71,158
                                                                   ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of businesses, net of cash acquired                      12,264       (11,388)
 Capital expenditures                                                (30,346)      (37,243)
 Sale of nonutility asset                                              5,617           -
 Deposits to nuclear decommissioning trust funds                      (2,659)       (1,060)
 Other, net                                                            1,006           133
                                                                   ----------    ----------
 Net cash used by investing activities                               (14,118)      (49,558)
                                                                   ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Common dividends paid                                               (23,606)      (23,329)
 Issuances:   Long-term debt                                          33,000       124,200
              Common stock                                                63         6,362
 Redemption:  Long-term debt                                        (158,532)         (696)
              Common stock                                            (1,983)          (23)
 Principal portion of capital lease payments                          (2,465)       (1,475)
 Net change in short-term debt                                       106,625      (118,278)
 Cost of issuances and refinancings                                     (444)       (2,035)
                                                                   ----------    ----------
 Net cash used by financing activities                               (47,342)      (15,274)
                                                                   ----------    ----------
 Net change in cash and cash equivalents                              31,656         6,326
 Cash and cash equivalents at beginning of period                     35,339        36,533
                                                                   ----------    ----------
 Cash and cash equivalents at end of period                        $  66,995     $  42,859
                                                                   ==========    ==========

(1)  Other than debt and deferred income taxes classified as current.

See accompanying Notes to Consolidated Financial Statements.

                                    CONECTIV
                                    --------
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                          Additional
                                   Par Value            paid-in Capital
                              --------------------   ----------------------
                                           Class A                 Class A                                 Unearned
                                Common      Common     Common       Common    Retained      Treasury        Compen-
                                 Stock      Stock       Stock       Stock     Earnings        Stock         sation       Total
                              ---------    -------   ----------   ---------   --------      ---------      ---------  ---------
December 31, 1997             $ 139,116              $  526,812               $300,757      $(11,687)         $(502)  $ 954,496
Net loss                                                                        (3,978)                                  (3,978)
Common stock issued for:
     Stock options                    7                      56                                                              63
     Business acquisitions                                                                     9,090                      9,090

Common stock issued for:
     Atlantic common stock          394         66      813,135    107,095                                              920,690
     DPL common stock               618                 665,423                               (4,580)          (502)    660,959

Common stock issuance costs                              (4,106)                                                         (4,106)

DPL common stock canceled      (139,123)               (526,918)                               4,580            502    (660,959)

Common stock dividends:
     Common stock                                                              (38,917)                                 (38,917)
     Class A common stock                                                       (5,248)                                  (5,248)

Reacquired stock and other                                   52                               (1,983)           (43)     (1,974)
                              ---------    -------   ----------   ---------   --------      ---------      ---------  ---------
March 31, 1998                $   1,012        $66   $1,474,454   $107,095    $252,614      $ (4,580)         $(545)  $1,830,116
                              ---------    -------   ----------   ---------   --------      ---------      ---------  ---------

NUMBER OF COMMON SHARES ISSUED AND OUTSTANDING
----------------------------------------------

                                           Common              Common             Common            Class A
                                            Stock             Treasury            Stock              Common
                                           Issued              Stock           Outstanding           Stock
                                     ----------------     -------------     ---------------     --------------
December 31, 1997                          61,829,499          (619,237)         61,210,262

Common stock issued for:
    Stock options                               3,200                                 3,200
    Business acquisitions                                       488,473             488,473

Common stock and Class A
    common stock issued for
     Atlantic common stock                 39,363,672                            39,363,672          6,560,612
     DPL common stock                      61,832,699                            61,832,699

DPL common stock canceled                 (61,832,699)                          (61,832,699)

Reacquired stock and other                                      (90,764)            (90,764)
                                     ----------------     -------------     ---------------     --------------
March 31, 1998                            101,196,371          (221,528)        100,974,843          6,560,612
                                     ----------------     -------------     ---------------     --------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  FINANCIAL STATEMENT PRESENTATION
    --------------------------------

The consolidated financial statements include the accounts of Conectiv and its wholly-owned subsidiaries. Conectiv's primary subsidiaries are Atlantic City Electric Company (ACE), Delmarva Power & Light Company (DPL), Atlantic Energy Enterprises (AEE), Conectiv Services, Inc. (CSI), Conectiv Communications, Inc.
(CCI), and Delmarva Capital Investments, Inc. The statements reflect all adjustments necessary in the opinion of Conectiv's management for a fair presentation of interim results. The statements should be read in conjunction with DPL's 1997 Report on Form 10-K and Part II of this Report on Form 10-Q for additional relevant information.

Preferred stock dividends on preferred stock of DPL for the prior reporting period have been reclassified to Preferred Stock Dividend Requirements of Subsidiaries, resulting in a deduction before (rather than after) net income. This reclassification reflects the current legal structure in which DPL is a subsidiary of Conectiv. See Note 2 to the Consolidated Financial Statements.


2.  MERGER WITH ATLANTIC ENERGY, INC.
    ---------------------------------

As previously reported, on March 1, 1998, DPL merged with Atlantic Energy, Inc. (Atlantic). Prior to the merger transactions (the Merger) which formed Conectiv--a new holding company, Atlantic owned ACE--an electric utility serving the southern one-third of New Jersey, and AEE (which owns nonutility subsidiaries). As a result of the Merger, Atlantic was merged out of existence, and Conectiv owns ACE, AEE, DPL, and the nonutility subsidiaries formerly held by DPL.

In accordance with the terms of the Merger, DPL common stockholders received one share of Conectiv common stock in exchange for each share of DPL common stock, and Atlantic common stockholders received 0.75 of one share of Conectiv common stock and 0.125 of one share of Conectiv Class A common stock in exchange for each share of Atlantic common stock. Atlantic stockholders and DPL stockholders received 39,363,672 and 61,832,699 shares of Conectiv common stock, respectively, of which 221,528 are classified as treasury shares, resulting in 100,974,843 outstanding shares of Conectiv common stock. Atlantic stockholders received 6,560,612 shares of Conectiv Class A common stock. See Note 5 to the Consolidated Financial Statements for information concerning Conectiv Class A common stock and the apportionment of earnings between Conectiv Class A common stock and Conectiv common stock.

The Merger was accounted for under the purchase method of accounting, with DPL as the acquirer. Based on the Merger date of March 1, 1998, the Consolidated Statement of Income for the three months ended March 31, 1998 includes one month (March 1998) of results of operations for ACE and AEE.

The total consideration paid to Atlantic's common stockholders, measured by the average daily closing market price of Atlantic's common stock for the three trading days immediately preceding and the three trading days immediately following the public announcement of the Merger, was $920.7 million. As shown below, $236.9 million of goodwill was recorded in connection with the Merger and is being amortized over 40 years.

     COMPUTATION OF GOODWILL
     ------------------------
     ($ in thousands)
     Total consideration paid to Atlantic
      common stockholders                                            $  920,690
     Additional liabilities recognized, net of tax,
      for pension and other post-retirement benefits                     33,506
     Direct Merger costs including Atlantic employee
      separation costs, net of tax                                       51,779
                                                                     ----------
       Subtotal                                                       1,005,975

       Fair value of Atlantic's net assets                              769,027
                                                                     ----------
       Goodwill                                                      $  236,948
                                                                     ==========


The effect on Conectiv's Consolidated Balance Sheet of Atlantic's March 1, 1998 balances and Merger-related adjustments, excluding DPL's employee separation costs, is shown below.

                             ASSETS                                                CAPITALIZATION AND LIABILITIES
                             ------                                                ------------------------------
CURRENT ASSETS                                                       CURRENT LIABILITIES
     Cash and cash equivalents                   $       26,517          Short-term debt                                  $   30,200
     Accounts receivable                                123,288          Long-term debt and preferred stock
     Fuel inventory                                      28,075           due in one year                                     18,575
     Materials and supplies inventory                    20,283          Variable rate demand bonds                           31,000
     Prepayments                                          3,287          Accounts payable                                     19,017
     Deferred energy costs                               23,152          Taxes accrued                                         3,385
                                                    -----------          Interest accrued                                     17,425
                                                        224,602          Current capital lease obligation                        592
                                                    -----------          Accrued employee separation and
                                                                          other Merger-related costs                          31,311
                                                                         Other                                                63,516
                                                                                                                          ----------
                                                                                                                             215,021
INVESTMENTS                                                                                                               ----------
     Investment in leveraged leases                      80,590
     Funds held by trustee                               96,676
     Other investments                                   52,770
                                                    -----------
                                                        230,036
                                                    -----------
                                                                     DEFERRED CREDITS AND OTHER
                                                                     LIABILITIES
PROPERTY, PLANT and EQUIPMENT                                            Other postretirement benefits obligation            100,515
     Electric utility plant                           2,575,588          Deferred income taxes, net                          394,852
     Less: Accumulated depreciation                     956,063          Deferred investment tax credits                      43,621
                                                    -----------          Long-term capital lease obligation                   36,597
     Net utility plant in service                     1,619,525          Other                                                20,069
     Construction work-in-progress                      110,127                                                           ----------
     Leased nuclear fuel, at amortized cost              36,376                                                              595,654
     Nonutility property, net                           100,905
     Goodwill, net                                      236,948
                                                    -----------
                                                      2,103,881
                                                    -----------



DEFERRED CHARGES AND OTHER ASSETS                                    CAPITALIZATION
     Unrecovered purchased power costs                   63,273          Common stock                                            394
     Deferred recoverable income taxes                   85,858          Class A common stock                                     66
     Unrecovered state excise tax                        43,560          Additional paid-in capital--common stock            809,029
     Deferred debt refinancing costs                     29,621          Additional paid-in capital--Class A
     Deferred other postretirement costs                 38,434           common  stock                                      107,095
     Prepaid employee benefit costs                        (806)                                                          ----------
     Unamortized debt expense                            15,247            Total common stockholders' equity                 916,584
     Other                                               39,156          Preferred stock of subsidiaries:
                                                    -----------            Not subject to mandatory redemption                30,000
                                                        314,343
                                                    -----------            Subject to mandatory redemption                    93,950

                                                                         Long-term debt                                    1,021,653
                                                                                                                          ----------
                                                                                                                           2,062,187
                                                                                                                          ----------

 TOTAL ASSETS                                       $ 2,872,862      TOTAL CAPITALIZATION AND LIABILITIES                 $2,872,862
                                                    ===========                                                           ==========


PRO FORMA INFORMATION (UNAUDITED)
---------------------------------

Pro forma unaudited financial information for Conectiv on a consolidated basis, giving effect to the Merger as if it had occurred at the beginning of both periods presented, is shown below. The pro forma information has not been adjusted to exclude the charge to earnings for employee separation and other Merger-related costs incurred by DPL which reduced operating income, net income, and earnings applicable to common stock by $40.6 million, $24.6 million, and $24.6 million, respectively. See Note 4 to the Consolidated Financial Statements for additional information concerning this Merger-related charge to earnings. The pro forma information presented below is not necessarily indicative of the results that would have occurred, or that will occur in the future.

                                                  Three Months Ended
                                                       March 31
(Dollars in Thousands except                    ---------------------
per share amounts)                                 1998       1997
---------------------------------------------------------------------
Operating Revenues                               $668,776   $581,478
Operating Income                                 $ 43,445   $108,691
Net Income (Loss)                                $ (1,598)  $ 42,138
Earnings (Loss) Applicable to Common Stock:
 Common stock                                    $ (1,909)  $ 39,498
 Class A common stock                            $    311   $  2,640
Average common shares outstanding (000)
 Common stock                                     101,005    101,005
 Class A common stock                               6,561      6,561
Basic and Diluted Earnings (Loss) per average
share outstanding of:
 Common stock                                    $  (0.02)  $   0.39
 Class A common stock                            $   0.05   $   0.40

3.  RATE MATTERS
    ------------

ACE and DPL are sharing with their customers a portion of the net cost savings expected to result from the Merger through reduced electric and gas retail customer base rates. ACE's total Merger-related electric base rate decrease of $15.7 million is being phased-in as follows: (1) $5.0 million effective January 1, 1998 coincident with a $5.0 million increase for recovery of other postretirement benefit costs; (2) $9.9 million effective March 1, 1998, and (3) $0.8 million effective January 1, 1999. DPL's total Merger-related base rate decrease of $13.0 million is being phased-in as follows: (1) $11.5 million effective March 1, 1998, (2) $1.1 million effective March 1, 1999, and (3) $0.4 million March 1, 2000.

4.  EMPLOYEE SEPARATION AND OTHER MERGER-RELATED COSTS
    --------------------------------------------------

In the first quarter of 1998, Conectiv recorded the financial effects of enhanced retirement offers (ERO) and other employee separation programs utilized to achieve workforce reductions concurrent with the Merger. On a combined basis, DPL and Atlantic had approximately 4,600 employees prior to the Merger. The employee separation programs are expected to reduce the number of employees by approximately 950, of which about 450 employee separations have actually occurred. The costs for Atlantic employees under Statement of Financial Accounting Standards (SFAS) No. 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and relocation costs were $51.9 million ($31.2 million after taxes). These costs were capitalized as costs of the merger. Similar employee-related costs for DPL employees and other Merger related costs totaling $40.6 million ($24.6 million after tax or $0.33 per common share) were charged to operating expenses. The charge to expense was reduced by a net $32.5 million gain from curtailments and settlements of pension and other postretirement benefits, which was recognized under SFAS No. 88 based on actual settlements through March 31, 1998. Settlements of pension obligations with employees after March 31, 1998 are expected to result in additional settlement gains ranging from $7 million to $23 million, which will be recorded during the remainder of 1998.

As of March 31, 1998, $17.1 million of the $92.5 million of costs discussed above for DPL and Atlantic had been paid, and the remaining amounts were classified in the balance sheet as follows: (1) $37.3 million--current liabilities; (2) $4.8 million--other long-term liabilities; (3) $24.6 million-- other postretirement benefit obligation, and (4) $8.7 million--a reduction of prepaid employee benefits costs.


5.  CONECTIV CLASS A COMMON STOCK
    -----------------------------

Conectiv Class A common stock gives its holders a proportionately greater opportunity to share in the growth prospects of, and a proportionately greater exposure to the uncertainties associated with the electric utility business of ACE. Earnings applicable to Conectiv Class A common stock are equal to 30% of the net of (1) earnings attributable to ACE's regulated electric utility business, as the business existed on August 9, 1996, less (2) $40 million per year. Earnings applicable to Conectiv common stock are the consolidated earnings of Conectiv less earnings applicable to Conectiv Class A common stock.

Presented on the following page is summarized ACE financial information and the calculation of earnings applicable to Conectiv Class A common stock. The ACE income statement amounts are for the one month ended March 31, 1998, the period included in the Consolidated Conectiv Statement of Income for the three months ended March 31, 1998 under the purchase method of accounting.

SUMMARIZED FINANCIAL INFORMATION OF ATLANTIC CITY ELECTRIC COMPANY
------------------------------------------------------------------
(Dollars in Thousands)(unaudited)

                                            ONE MONTH
  INCOME STATEMENT INFORMATION              MARCH 1998
  ----------------------------              ----------
  Operating Revenues                        $   75,708
  Operating Loss (1)                        $  (39,590)
  Net Loss (1)                              $  (27,380)

                                            March 31,
  BALANCE SHEET INFORMATION                   1998
  -------------------------                 --------
  Current assets                            $  212,153
  Noncurrent assets                          2,181,673
                                            ----------
  Total assets                              $2,393,826
                                            ==========

  Current liabilities                       $  178,796
  Noncurrent liabilities                     1,350,475
  Preferred stock                              123,950
  Common shareholders' equity                  740,605
                                            ----------
  Total capitalization and liabilities      $2,393,826
                                            ==========


COMPUTATION OF EARNINGS (LOSS) APPLICABLE TO CONECTIV CLASS A COMMON STOCK
--------------------------------------------------------------------------
(Dollars in Thousands)(unaudited)

                                                                           ONE MONTH
                                                                           MARCH 1998
                                                                           ----------
   Net Loss of ACE (1)                                                     $  (27,380)
   Add:   Employee separation and other
            Merger-related costs (1)                                           30,946
          Net loss of nonutility activities specifically excluded                 293
   Less:  1/12 of fixed amount of $40 million per year                          3,333
                                                                           ----------
   Subtotal                                                                       526
   Percentage applicable to Conectiv Class A common stock                          30%
                                                                           ----------
   Earnings applicable to Conectiv Class A common stock                    $      158
                                                                           ----------

   (1) Employee separation and other Merger-related costs for ACE reduced ACE's operating income by $51.5 million and net earnings by $30.9 million. In the Consolidated Conectiv Financial Statements, these costs were capitalized as costs of the merger, as discussed in Note 4 to the Consolidated Financial Statements.

6.  DEBT
    ----

In January 1998, DPL issued $33.0 million of 6.81% unsecured Medium-Term Notes which mature in 20 years. On the consolidated balance sheet as of December 31, 1997, $25.4 million of short-term debt was reclassified to long-term debt to recognize the amount of short-term debt refinanced with the Medium-Term Notes.

In March 1998, Conectiv borrowed $165 million on a short-term basis under its $500 million revolving credit facilities. The weighted average interest rate on the $165 million short-term borrowing was 6.0% as of March 31, 1998. The proceeds were primarily used as follows: (1) $53.5 million was used to repay the balance outstanding under Atlantic's revolving credit and term loan facility;
(2) $92.2 million was used to repay the balance outstanding under the revolving credit and term loan facility of Atlantic Thermal Systems, Inc. (an AEE subsidiary); and (3) $12.5 million was used to repay the balance outstanding under the revolving credit and term loan facility of ATE Investment Inc. (an AEE subsidiary).

7.  CONTINGENCIES
    -------------

Environmental Matters
---------------------

Conectiv is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. The disposal of hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Conectiv's current liabilities as of March 31, 1998 and December 31, 1997 included $2 million for potential clean-up and other costs related to federal and state superfund sites at which Conectiv is a potentially responsible party or alleged to be a third party contributor. Conectiv does not expect such future costs to have a material effect on its financial position or results of operations.

Nuclear Insurance
-----------------

In conjunction with Conectiv's subsidiaries' (DPL and ACE) ownership interests in the Peach Bottom Atomic Power Station (Peach Bottom), Salem Nuclear Generating Station (Salem), and the Hope Creek Nuclear Generating Station (Hope Creek), Conectiv could be assessed for a portion of any third-party claims associated with an incident at any commercial nuclear power plant in the United States. Under the provisions of the Price Anderson Act, if third-party claims relating to such an incident exceed $200 million (the amount of primary insurance), Conectiv could be assessed up to $51.3 million on an aggregate basis for such third-party claims. In addition, Congress could impose a revenue-raising measure on the nuclear industry to pay such claims.

The co-owners of Peach Bottom, Salem, and Hope Creek maintain property insurance coverage of approximately $2.8 billion for each unit for loss or damage to the units, including coverage for decontamination expense and premature decommissioning. In addition, Conectiv is a member of an industry mutual insurance company, which provides replacement power cost coverage in the event of a major accidental outage at a nuclear power plant. Under these coverages, Conectiv is subject to potential retrospective loss experience assessments of up to $8.9 million on an aggregate basis.

8.  SUPPLEMENTAL CASH FLOW INFORMATION
    ----------------------------------

                                          Three Months Ended
                                              March 31,
                                          ------------------
                                            1998      1997
                                          --------  --------
Cash paid for
(Dollars in thousands)
  Interest, net of amounts capitalized     $22,093   $12,335
  Income taxes, net of refunds             $   106   $ 4,558

See Note 2 to the Consolidated Financial Statements for information concerning the issuance of Conectiv common stock and Conectiv Class A common stock in exchange for DPL and Atlantic common stock.


9.  STOCKHOLDERS RIGHTS PLAN
    ------------------------

Conectiv announced on April 23, 1998, that its Board of Directors adopted a Stockholders Rights Plan in which preferred stock purchase rights will be distributed as a dividend at the rate of one Right for each share of Common Stock and one Right for each share of Class A Common Stock held as of the close of business on May 11, 1998. The rights expire in 10 years.

The Rights are designed to guard against partial tender offers and other abusive or unfair tactics that might be used in an attempt to gain control of the Company without paying all stockholders a fair price for their shares. The Rights Plan will not prevent takeovers, but is designed to deter coercive, abusive, or unfair takeover tactics and to encourage anyone attempting to acquire the Company to first negotiate with the Board.

Each Right would, after the rights become exercisable, entitle such holder to purchase from Conectiv one one-hundredth of one share of Series One Junior Preferred Stock or one one-hundredth of one share of Series Two Junior Preferred Stock at an initial price of $65. The Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the aggregate voting power represented by the Company's outstanding securities (i.e. becomes an "Acquiring Person" as defined in the Rights Plan) or commences a tender or exchange offer to acquire beneficial ownership of 15% or more of the aggregate voting power represented by the Company's outstanding securities. Conectiv generally will be entitled to redeem the Rights at $.01 per Right at any time before a person or group becomes an Acquiring Person.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------


MERGER WITH ATLANTIC
--------------------

As discussed in Note 2 to the Consolidated Financial Statements, on March 1, 1998, DPL merged with Atlantic Energy, Inc. (Atlantic). Prior to the merger transactions (the Merger) which formed Conectiv--a new holding company, Atlantic owned ACE--an electric utility serving the southern one-third of New Jersey, and AEE (which owns nonutility subsidiaries). As a result of the Merger, Atlantic was merged out of existence, and Conectiv owns ACE, AEE, DPL, and the nonutility subsidiaries formerly held by DPL.

In accordance with the terms of the Merger, DPL common stockholders received one share of Conectiv common stock in exchange for each share of DPL common stock, and Atlantic common stockholders received 0.75 of one share of Conectiv common stock and 0.125 of one share of Conectiv Class A common stock in exchange for one share of Atlantic common stock.

Under the purchase method of accounting, with DPL as the acquirer, the Consolidated Statement of Income for the three months ended March 31, 1998 includes one month (March 1998) of results of operations for ACE and AEE.

EARNINGS SUMMARY
----------------

Conectiv recorded a charge to earnings for DPL employee separation costs and other Merger-related costs in the first quarter of 1998 which reduced operating income, net income, earnings applicable to common stock, and earnings per common share by $40.6 million, $24.6 million, $24.6 million and $0.33, respectively. The Merger-related charge reflects certain costs associated with achieving estimated Merger-related cost savings of $500 million over the next 10 years. Conectiv is committed to aggressively pursuing these Merger-related synergies, with continued emphasis on productivity and lower overall costs.

In the first quarter of 1998, Conectiv had a $4.1 million or $0.06 per common share net loss on 74,684,000 average common shares. Excluding the Merger-related charge, earnings applicable to common stock were $20.5 million or $0.27 per share. In comparison, earnings applicable to common stock and earnings per common share in the first quarter of 1997 were $24.6 million and $0.40, respectively, on average common shares of 60,856,000. The average number of common shares outstanding increased due to the issuance of 39,363,672 common shares to Atlantic shareholders on March 1, 1998.

The $0.13 decline in adjusted earnings per common share was primarily due to very mild weather during the 1998 winter heating season, which caused sales to electric and gas utility customers to decline (excluding the one month of operating results for ACE). Sales to DPL residential electric and gas customers decreased 4% and 10%, respectively, reflecting 14% fewer heating degree days than the first quarter of last year. The sales decrease was mitigated by incremental sales from continued economic and customer growth. Additionally, although utility operation and maintenance expenses (excluding ACE and the Merger-related charge) were relatively flat, ongoing investment in Conectiv's non-regulated businesses caused operation and maintenance expenses to increase. The higher number of shares outstanding also unfavorably affected earnings per common share.

Earnings available for Conectiv Class A common stock were $158,000 or $0.02 per Conectiv Class A common share, based on 6,560,612 average shares. For additional information, see Note 5 to the Consolidated Financial Statements.

ELECTRIC UTILITY INDUSTRY RESTRUCTURING
---------------------------------------

For background information concerning the restructuring of the electric utility industry in New Jersey refer to page 3 of ACE's 1997 Report on Form 10-K. Updates to previously disclosed information are shown below.

  . Restructuring hearings began on April 27, 1998 and are scheduled to be completed by May 22, 1998. The New Jersey Board of Public Utilities (BPU) is expected to issue a final order during this summer. Currently, the BPU does not have the legal authority to enact a restructuring plan without legislative changes. Implementation of a restructuring plan had been planned for October 1998, but is now more likely to occur in early- to mid-1999.

  . With respect to information previously filed by ACE concerning stranded costs and unbundled rates, the Office of Administrative Law (OAL) is expected to render a decision by May 15, 1998. The OAL's decision will then be sent to the BPU for review.

For background information concerning the restructuring of the electric utility industry in Delaware, Maryland, and Virginia, refer to page I-2 and page II-4 of DPL's 1997 Report on Form 10-K. Updates to previously disclosed information are shown below.

  . On January 27, 1998, the Delaware Public Service Commission (DPSC) submitted its report on electric utility industry restructuring to the Delaware General Assembly. To date, the DPSC has not been able to secure a sponsor for its proposal. On April 8, 1998, House Bill 570, the Electric Restructuring Act of 1998 (HB 570) was introduced. HB 570 has the support of the newly-formed Alliance for Fair Electric Competition Today, which is an alliance of small businesses, low-income groups, industry, trade groups, the Delaware Electric Cooperative, the Delaware electric municipalities and DPL. HB 570, while reflecting many of the DPSC's recommendations, makes it unnecessary to deal with litigious issues such as stranded costs, divestiture, securitization and exit fees.

     The key provisions of HB 570 are as follows:

          DPL's customers would have choice on July 1, 1999 and the Delaware Electric Cooperative's customers would have choice on January 1, 2000. The electric municipalities would not be regulated by the DPSC and would set their own dates for customer choice.

          Rates would be frozen for three years. The DPSC would establish a specific retail market price "shopping credit" (a credit to the customer's price per kilowatthour), enabling customers to shop for their energy supplier.

          The difference between the "shopping credit" for the retail market price and the amount for energy supply in current rates (that are frozen for three years), would be included in the delivery charge during the transition period. This provides a mechanism for recovering stranded costs.

  . In Maryland, various parties have continued to work on resolving implementation issues. Filings concerning electric utilities' stranded costs and unbundled rates are due to the Maryland Public Service Commission by July 1, 1998.

  . On April 15, 1998, the Governor of Virginia signed into law a bill which establishes a schedule for Virginia's transition to retail competition in the electric utility industry. The schedule requires that the transition to retail competition commence on January 1, 2002 and that full retail competition commence on January 1, 2004. The bill also allows for the full recovery of just and reasonable net stranded costs.

ELECTRIC REVENUES
-----------------

Details of the changes in the various components of electric revenues for the first quarter of 1998 compared to the first quarter of 1997 are shown below (dollars in millions):

                                            Consolidated
                                              Conectiv      ACE      DPL
                                            ------------  -------  -------
      Non-fuel (Base Rate) Revenues             $45.9      $44.7    $ 1.2
      Fuel Revenues                              20.6       26.8     (6.2)
      Interchange Delivery Revenues              (6.3)       2.2     (8.5)
      Merchant Revenues                          31.3        2.0     29.3
                                            ------------  -------  -------
       Total                                    $91.5      $75.7    $15.8
                                            ============  =======  =======

Consolidated Conectiv electric revenues increased by $91.5 million, from $262.6 million for the first quarter of 1997 to $354.1 million for the first quarter of 1998. As shown in the table above, $75.7 million of the $91.5 million increase in Conectiv's total electric revenues was due to electric revenues realized by ACE in March 1998. The $45.9 million increase in Conectiv's non-fuel electric revenues, which includes $44.7 million from ACE's March 1998 operations, was adversely impacted by the very mild winter weather. Merger-related customer rate decreases also lowered Conectiv's non-fuel electric revenues ($2.0 million based on the decrease in customer rates on March 1, 1998 as discussed in Note 3 to the Consolidated Financial Statements). Conectiv's retail electric sales increased 21% principally due ACE's electric kilowatthour (kWh) sales. The addition of ACE's customer base roughly doubled the number of electric customers served.

DPL's non-fuel electric revenues increased $1.2 million despite the milder winter weather and the Merger-related rate decrease. The increase was due to additional revenues from storm restoration work in New England and kWh sales resulting from economic and customer growth.

Fuel and interchange revenues generally do not affect net income due to ACE's Levelized Energy Clause (LEC), as discussed on page 51 of ACE's 1997 Report on Form 10-K, and due to DPL's fuel adjustment clauses, as discussed on page II-9 of DPL's 1997 Report on Form 10-K.

Electric merchant revenues from off-system, unregulated sales increased by $31.3 million mainly because DPL's merchant group has increased its operations substantially since the first quarter of 1997, when the group was in the start-up phase. Due to the nature of the product sold (a bulk commodity) and competitive markets, the margin from merchant revenues in excess of related energy costs is relatively small.

GAS REVENUES
------------

Total gas revenues increased by $59.7 million from $56.1 million to $115.8 million. Details of the changes in the various components of gas revenues for the first quarter of 1998 compared to the first quarter of 1997 are shown below (dollars in millions):

          Non-fuel (Base Rate) Revenues      $ (1.8)
          Fuel Revenues                        (2.1)
          Merchant Revenues                    63.6
                                              ------
            Total                            $ 59.7
                                              ======

The decreases shown above for non-fuel and fuel gas revenues were primarily due to a 10% decline in residential gas sales from milder winter weather. The weather-related gas revenue decrease was partly offset by additional gas revenues from a 2.2% increase in the average number of gas customers.

Gas merchant revenues increased $63.6 million primarily due to higher off-system gas sales resulting from a substantial increase in DPL's merchant operations since start-up last year. Similar to electric merchant revenues, the margin provided by gas merchant revenues in excess of related purchased gas costs is relatively small due to the competitive nature of bulk commodity sales.

OTHER SERVICES REVENUES
-----------------------
Other service revenues were comprised of the following:


                                 Three Months Ended
                                      March 31
                                 -------------------
(Dollars in millions)            1998          1997
                                 -------------------
HVAC                             $20.3        $13.5
Operation of power plants          5.5          4.9
Thermal systems (1)                2.0
Landfill and waste hauling (2)                  2.8
Other                              5.9          6.2
                                 ------------------
 Total                           $33.7        $27.4
                                 ==================

(1) Revenues from Conectiv Thermal Systems, Inc. (formerly Atlantic Thermal Systems, Inc.), a subsidiary of AEE.
(2) Landfill and waste hauling operations were sold in the fourth quarter of 1997.

As shown in the preceding table, other services revenues increased $6.3 million principally due to higher revenues from heating, ventilation, and air conditioning (HVAC) operations. HVAC revenues increased due to business acquisitions, partly offset by the unfavorable impact of milder winter weather on revenues. Although telecommunications revenues from Conectiv Communications, Inc. (CCI) were immaterial in the first quarter of 1998, CCI has sold 6,800 phone lines and activated 3,000 access lines in Delaware and Pennsylvania. CCI has been working with the incumbent local exchange carrier to resolve certain issues and reduce the time required to activate lines.

OPERATING EXPENSES
------------------

Electric Fuel and Purchased Energy

Electric fuel and purchased energy expenses increased from $102.8 million to $137.3 million primarily due to ACE's electric operations for March 1998 and increased energy purchased for electric merchant sales, partly offset by lower kWh output for interchange deliveries and on-system sales.

Gas Purchased

Gas purchased increased from $35.8 million to $98.6 million mainly due to larger volumes of gas purchased for resale off-system, partly offset by lower volumes of gas purchased for sale on-system due to the milder winter weather.

Purchased Electric Capacity

The $14.0 million increase in purchased electric capacity included approximately $13.4 million of ACE's purchased capacity costs which are recovered through the LEC.

Employee Separation and Other Merger-Related Costs

Employee-separation costs for DPL employees and other Merger related costs totaling $40.6 million ($24.6 million after tax or $0.33 per common share) were charged to operating expenses. The charge to expense was reduced by a net $32.5 million gain from curtailments and settlements of pension and other postretirement benefits, which was recognized under SFAS No. 88 based on actual settlements through March 31, 1998. Settlements of pension obligations with employees after March 31, 1998 are expected to result in additional settlement gains ranging from $7 million to $23 million, which will be recorded in 1998.

Operation and Maintenance Expenses

Operation and maintenance expenses for DPL's utility operations were relatively flat due to cost containment measures. The $29.5 million increase in operation and maintenance expenses was due to $18.8 million from ACE's March 1998 electric operations, with the balance attributable to nonutility businesses. The increase in nonutility operation and maintenance expenses was principally due to a higher level of HVAC business activity and start-up costs for the telecommunications business.

Depreciation and Taxes Other than Income Taxes

Depreciation and taxes other than income taxes increased mainly due to ACE's March 1998 operating results.

FINANCING COSTS
---------------

Financing costs reflected in the consolidated income statement include interest charges, allowance for funds used during construction (AFUDC), dividends on preferred securities of subsidiary trusts, and dividends on preferred stock. Excluding a $5.3 million increase attributed to ACE and AEE operating results for March 1998, financing costs increased $1.1 million due to financing for ongoing investments in utility and nonutility assets.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $93.1 million for the first quarter of 1998 compared to $71.2 million for the first quarter of 1997. The increase was primarily due to cash flow from ACE's March 1998 operating activities.

Capital expenditures were $30.3 million for the first quarter of 1998 compared to $37.2 million for the first quarter of 1997, respectively. The $6.9 million decrease was primarily due to the timing of planned capital expenditures.

As shown on the cash flow statement, "acquisition of businesses, net of cash acquired" provided a $12.3 million cash inflow for the three months ended March 31, 1998 due to cash acquired in the Merger, partly offset by cash paid for direct Merger costs capitalized and acquisitions of nonutility businesses. In March 1998, Conectiv acquired Petron Oil Corporation, a Pennsylvania distributor of fuel oil, gasoline, and other related energy products. This acquisition strengthened Conectiv's position as a major provider of energy and energy-related products in the Mid-Atlantic region.

As result of the Merger transactions, total assets increased from $3.0 billion to $5.9 billion, primarily due to $2.1 billion of ACE and AEE property, plant, and equipment. The increase in total assets includes $236.9 million of goodwill recorded under the purchase method of accounting, which will be amortized over 40 years. Total long-term capitalization increased from $2.1 billion to $4.0 billion, primarily due to ACE and AEE's capital structures consolidated in the balance sheet. As shown below, the composition of the long-term capital structure (including variable rate demand bonds) on a percentage basis changed minimally due to the Merger.

                                                 March 31,   December 31,
                                                   1998         1997
                                                 ---------   ------------
Common stockholders' equity                        45.0%         44.0%
Preferred stock
  Not subject to mandatory redemption               2.9%          4.1%
  Subject to mandatory redemption                   4.0%          3.2%
Long-term debt and variable rate demand bonds      48.1%         48.7%

See Note 2 to the Consolidated Financial Statements for a detailed explanation of the impact of the Merger on the consolidated balance sheet.

Dividends payable increased from $23.8 million to $45.9 million primarily due to declared dividends payable on Conectiv common stock and Conectiv Class A common stock which was issued to Atlantic stockholders in conjunction with the Merger.

In January 1998, DPL issued $33.0 million of 6.81% unsecured Medium-Term Notes which mature in 20 years. On the consolidated balance sheet as of December 31, 1997, $25.4 million of short-term debt was reclassified to long-term debt to recognize the amount of short-term debt refinanced with the Medium-Term Notes.

In March 1998, Conectiv borrowed $165 million on a short-term basis under its $500 million revolving credit facilities. Borrowings under this credit facility may be rolled over into new borrowings. The $165 million in proceeds were primarily used to repay $158.2 million in outstanding balances under revolving credit and term loan facilities of Atlantic ($53.5 million) and subsidiaries of AEE ($104.7 million). The repayment of the $158.2 million of outstanding balances of revolving credit and term loan facilities is shown on the cash flow statement as a redemption of long-term debt.

Conectiv's ratio of earnings to fixed charges under the SEC Method are shown below. The previously reported ratios of earnings to fixed charges have been restated to include in fixed charges the preferred stock dividends which were reclassified to preferred stock dividend requirements of subsidiaries on the Consolidated Statement of Income. See Note 1 to the Consolidated Financial Statements for additional information.


                                                              12 Months
                                                               Ended        Year Ended December 31,
                                                              March 31,   -------------------------
                                                                1998      1997   1996   1995  1994
                                                                ----      ----   ----   ----  ----
     Ratio of Earnings to Fixed Charges (SEC Method) (1)         2.10     2.63   2.83   2.92  2.85

     (1) Excluding the Merger-related charge discussed in Note 2 to the Consolidated Financial Statements, which decreased pre-tax income by $40.6 million, the ratio of earnings to fixed charges was 2.46.

FORWARD-LOOKING STATEMENTS
--------------------------

The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act) provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will," "anticipate," "estimate," "expect," "objective," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation and the unbundling of energy supplies and services; an increasingly competitive energy marketplace; sales retention and growth; federal and state regulatory actions; future litigation results; costs of construction; operating restrictions; increased costs and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; and credit market concerns. Conectiv undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by Conectiv prior to the effective date of the Litigation Reform Act.

                          PART II. OTHER INFORMATION
                          --------------------------


ITEM 5. OTHER INFORMATION
-------------------------

Salem Nuclear Generating Station
--------------------------------

After receiving authorization from the Nuclear Regulatory Commission, Public Service Electric and Gas returned Salem Unit 1 to service on April 17, 1998. The unit's restart marked the end of a prolonged outage which began in the second quarter of 1995, and resulted in replacement of the unit's steam generators and improvements in operations, maintenance, and safety.

Delaware Electric Fuel Adjustment Clause Proceeding
---------------------------------------------------

In DPL's 1998 Delaware fuel case, now before a Hearing Examiner, the DPSC Staff has proposed a disallowance of approximately $5.05 million based on the DPSC Staff's view that a power purchase agreement between DPL and PECO Energy should not have been entered into in 1994 and is higher-priced than DPL's average fuel costs. DPL will assert that no disallowance is appropriate based on the applicable legal standard in Delaware and what was reasonably known about market prices in 1994. DPL believes it has a strong legal defense, but cannot predict the outcome of the proceeding. Prior litigation in 1996 involving this power purchase agreement resulted in an unfavorable ruling by a different Hearing Examiner, which ruling was neither adopted nor rejected by the full DPSC, which deferred the issues for later review. If the current proceeding is litigated to its conclusion, a final order of the DPSC would be expected in the late summer or early fall.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

EXHIBITS
--------

Exhibit 12, Ratio of Earnings to Fixed Charges
Exhibit 27, Financial Data Schedule

REPORTS ON FORM 8-K
-------------------

On March 6, 1998, Conectiv filed a Form 8-K which included pro forma Conectiv financial statements and related notes. On March 9, 1998, Conectiv filed a Form 8-K/A amending the Report on Form 8-K filed on March 6, 1998.

On April 23, 1998, Conectiv filed a Form 8-K to announce the adoption of a Stockholders' Rights Plan.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Conectiv
                                   ------------
                                   (Registrant)



Date:  May 14, 1998                /s/ B. S. Graham
       ------------                -------------------------------------
                                   B. S. Graham, Senior Vice President
                                   and Chief Financial Officer

                                 EXHIBIT INDEX



                                               Exhibit   Page
                                               Number   Number
                                               ------   ------

Ratio of earnings to fixed charges               12      25

Financial Data Schedule                          27      26