Form 10-Q
period 1998-06-30
CONECTIV INC
filed 1998-08-13
CIK 1029590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998
OR
--

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  1-13895

                                    CONECTIV
                                    --------
             (Exact name of registrant as specified in its charter)

       Delaware                                        51-0377417
------------------------                            ----------------
(State of incorporation)                            (I.R.S. Employer
                                                   Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware            19899
-----------------------------------------------------      ------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code         302-429-3114
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

                            Yes  X   No
                                ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at June 30, 1998
---------------------------------------------  ----------------------------
Common Stock, $0.01 par value                  Shares 100,969,752
Class A Common Stock, $0.01 par value          Shares 6,560,612

                                   CONECTIV
                                   --------

                               Table of Contents
                               -----------------


                                                               Page No.
                                                               --------


Part I.    Financial Information:

            Consolidated Statements of Income for the three
            and six months ended June 30, 1998 and 1997            1

            Consolidated Balance Sheets as of June 30, 1998
            and December 31, 1997                                2-3

            Consolidated Statements of Cash Flows for the
            six months ended June 30, 1998 and 1997                4

            Consolidated Statement of Changes in Common
            Stockholders' Equity                                   5

            Notes to Consolidated Financial Statements          6-12

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                13-23

Part II.    Other Information and Signature                    24-29

                       PART I.    FINANCIAL INFORMATION

                                   CONECTIV
                                   --------
                       CONSOLIDATED STATEMENTS OF INCOME
                       (Dollars in Thousands, Unaudited)


                                                           Three Months Ended               Six Months Ended
                                                                 June 30                          June 30
                                                       ------------- -------------      ------------- -------------
                                                           1998          1997               1998          1997
                                                       ------------- -------------      ------------- -------------
OPERATING REVENUES
 Electric                                              $ 526,402     $ 246,368          $ 880,530     $ 508,971
 Gas                                                      72,931        32,299            188,716        88,416
 Other services                                           84,706        32,301            118,384        59,660
                                                       ------------- -------------      ------------- -------------
                                                         684,039       310,968          1,187,630       657,047
                                                       ------------- -------------      ------------- -------------

OPERATING EXPENSES
 Electric fuel and purchased energy                      192,715        86,098            329,969       188,940
 Gas purchased                                            62,543        22,431            161,171        58,184
 Other services' cost of sales                            65,640        22,275             89,328        43,015
 Purchased electric capacity                              48,320         6,979             69,263        13,956
 Employee separation and other merger-related costs      (14,277)          -               26,346           -
 Operation and maintenance                               134,994        78,953            238,530       152,953
 Depreciation                                             65,971        34,121            109,862        67,516
 Taxes other than income taxes                            18,704         8,735             31,569        17,957
                                                       ------------- -------------      ------------- -------------
                                                         574,610       259,592          1,056,038       542,521
                                                       ------------- -------------      ------------- -------------
OPERATING INCOME                                         109,429        51,376            131,592       114,526
                                                       ------------- -------------      ------------- -------------

OTHER INCOME
 Allowance for equity funds used
  during construction                                        784           -                1,116           -
 Other income                                              2,157         1,448              4,672         2,979
                                                       ------------- -------------      ------------- -------------
                                                           2,941         1,448              5,788         2,979
                                                       ------------- -------------      ------------- -------------

INTEREST EXPENSE
 Interest charges                                         41,091        20,897             67,446        41,518
 Allowance for borrowed funds used during
  construction and capitalized interest                     (824)       (1,116)            (1,588)       (2,236)
                                                       ------------- -------------      ------------- -------------
                                                          40,267        19,781             65,858        39,282
                                                       ------------- -------------      ------------- -------------

PREFERRED STOCK DIVIDEND
 REQUIREMENTS OF SUBSIDIARIES                              4,924         2,506              8,247         5,143
                                                       ------------- -------------      ------------- -------------

INCOME BEFORE INCOME TAXES                                67,179        30,537             63,275        73,080

INCOME TAXES                                              27,835        13,624             27,909        31,589
                                                       ------------- -------------      ------------- -------------

NET INCOME                                             $  39,344     $  16,913          $  35,366     $  41,491
                                                       ============= =============      ============= =============

EARNINGS APPLICABLE TO COMMON STOCK
  Common stock                                         $  37,310     $  16,913          $  33,174     $  41,491
  Class A common stock                                     2,034            -               2,192            -
                                                       ------------- -------------      ------------- -------------
                                                       $  39,344     $  16,913          $  35,366     $  41,491
                                                       ============= =============      ============= =============

COMMON STOCK
 Average shares outstanding (000)
  Common stock                                              101,063        61,177             87,874        61,017
  Class A common stock                                        6,561        -                   6,561        -
 Earnings per average share--basic and diluted
  Common stock                                                $0.37         $0.28              $0.38         $0.68
  Class A common stock                                        $0.31        -                   $0.33        -
 Dividends declared per share
  Common stock                                               $0.385        $0.385              $0.77         $0.77
  Class A common stock                                        $0.80        -                   $1.60        -

         See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                                   --------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                June 30,       December 31,
                                                                 1998             1997
                                                             --------------   --------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                 $      68,994    $      35,339
   Accounts receivable                                             355,489          197,561
   Inventories, at average cost:
     Fuel (coal, oil, and gas)                                      50,042           37,425
     Materials and supplies                                         68,196           40,518
   Prepaid New Jersey sales and excise taxes                        62,207              -
   Other prepayments                                                 9,960           11,255
   Deferred energy costs                                             5,972           18,017
   Deferred income taxes, net                                        1,065              776
                                                             --------------   --------------
                                                                   621,925          340,891
                                                             --------------   --------------

INVESTMENTS
   Investment in leveraged leases                                  122,608           46,375
   Funds held by trustee                                           162,129           48,086
   Other investments                                                71,311            9,500
                                                             --------------   --------------
                                                                   356,048          103,961
                                                             --------------   --------------

PROPERTY, PLANT, and EQUIPMENT
   Electric utility plant                                        5,583,487        3,010,060
   Gas utility plant                                               245,644          241,580
   Common utility plant                                            156,132          154,791
                                                             --------------   --------------
                                                                 5,985,263        3,406,431
   Less:  Accumulated depreciation                               2,402,550        1,373,676
                                                             --------------   --------------
   Net utility plant in service                                  3,582,713        2,032,755
   Construction work-in-progress                                   221,829           93,017
   Leased nuclear fuel, at amortized cost                           61,029           31,031
   Nonutility property, net                                        179,717           74,811
   Goodwill, net                                                   345,337           92,602
                                                             --------------   --------------
                                                                 4,390,625        2,324,216
                                                             --------------   --------------

DEFERRED CHARGES AND OTHER ASSETS
   Unrecovered purchased power costs                                57,277               -
   Deferred recoverable income taxes                               170,990           88,683
   Unrecovered New Jersey state excise tax                          40,374               -
   Deferred debt refinancing costs                                  46,447           18,760
   Deferred other postretirement benefit costs                      36,227               -
   Prepaid employee benefit costs                                   57,593           58,111
   Unamortized debt expense                                         27,427           12,911
   License fees                                                     25,393               -
   Other                                                            76,822           67,948
                                                             --------------   --------------
                                                                   538,550          246,413
                                                             --------------   --------------

TOTAL ASSETS                                                  $   5,907,148    $   3,015,481
                                                              =============    =============

See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                                   --------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                June 30,       December 31,
                                                                 1998             1997
                                                             --------------   --------------
CAPITALIZATION AND LIABILITIES

CURRENT LIABILITIES
   Short-term debt                                           $     333,939    $      23,254
   Long-term debt and preferred stock due within one year           78,674           33,318
   Variable rate demand bonds                                      102,500           71,500
   Accounts payable                                                139,080          103,607
   Taxes accrued                                                    19,547           10,723
   Interest accrued                                                 42,582           19,902
   Dividends payable                                                47,167           23,775
   Current capital lease obligation                                 28,537           12,516
   Accrued employee separation and
     other merger-related costs                                     23,055               -
   Other                                                            57,534           35,819
                                                             --------------   --------------
                                                                   872,615          334,414
                                                             --------------   --------------

DEFERRED CREDITS AND OTHER LIABILITIES
   Other postretirement benefits obligation                         93,887               -
   Deferred income taxes, net                                      866,221          492,792
   Deferred investment tax credits                                  81,438           39,942
   Long-term capital lease obligation                               34,504           19,877
   Other                                                            56,036           30,585
                                                             --------------   --------------
                                                                 1,132,086          583,196
                                                             --------------   --------------

CAPITALIZATION
   Common stock: per share par value--$0.01 in 1998, and
     $2.25 in 1997; 150,000,000 shares authorized; shares
     outstanding--100,969,752 in 1998, and 61,210,262 in 1997        1,012          139,116
   Class A common stock, $0.01 per share par value;
     10,000,000 shares authorized; shares outstanding--
     6,560,612 in 1998, None in 1997                                    66               -
   Additional paid-in capital--common stock                      1,474,063          526,812
   Additional paid-in capital--Class A common stock                107,095               -
   Retained earnings                                               247,824          300,757
                                                             --------------   --------------
                                                                 1,830,060          966,685
   Treasury shares, at cost:
     226,619 shares in 1998; 619,237 shares in 1997                 (4,675)         (11,687)
   Unearned compensation                                                -              (502)
                                                             --------------   --------------
     Total common stockholders' equity                           1,825,385          954,496
   Preferred stock of subsidaries:
     Not subject to mandatory redemption                           119,702           89,703
     Subject to mandatory redemption                               163,950           70,000
   Long-term debt                                                1,793,410          983,672
                                                             --------------   --------------
                                                                 3,902,447        2,097,871
                                                             --------------   --------------

TOTAL CAPITALIZATION AND LIABILITIES                          $  5,907,148    $   3,015,481
                                                             ==============   ==============

         See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                                   --------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)



                                                                   Six Months Ended
                                                                        June 30
                                                             ----------------------------
                                                                 1998            1997
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                  $   35,366      $   41,491
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                 117,573          70,445
  Allowance for equity funds used during construction            (1,116)             -
  Investment tax credit adjustments, net                         (2,125)         (1,280)
  Deferred income taxes, net                                     (3,090)         (5,587)
  Net change in:
   Accounts receivable                                          (17,940)        (18,331)
   Inventories                                                   16,480             882
   Prepaid New Jersey sales and excise taxes                    (62,207)             -
   Accounts payable                                               6,234          (7,538)
   Other current assets & liabilities (1)                         1,747          35,193
 Other, net                                                       8,343          (1,010)
                                                             ------------    ------------
 Net cash provided by operating activities                       99,265         114,265
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of businesses, net of cash acquired                  8,938         (17,303)
 Capital expenditures                                           (71,023)        (75,625)
 Investments in partnerships                                    (10,530)             -
 Sale of nonutility asset                                         5,617              -
 Deposits to nuclear decommissioning trust funds                 (5,344)         (2,120)
 Other, net                                                       2,318           1,441
                                                             ------------    ------------
 Net cash used by investing activities                          (70,024)        (93,607)
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Common dividends paid                                          (65,966)        (46,684)
 Issuances:    Long-term debt                                    33,000         124,200
               Common stock                                          63          12,065
 Redemptions:  Long-term debt                                  (193,336)         (2,150)
               Variable rate demand bonds                            -             (700)
               Common stock                                      (2,028)            (70)
 Principal portion of capital lease payments                     (7,711)         (2,929)
 Net change in short-term debt                                  240,884        (101,822)
 Cost of issuances and refinancings                                (492)         (2,219)
                                                             ------------    ------------
 Net cash provided (used) by financing activities                 4,414         (20,309)
                                                             ------------    ------------
 Net change in cash and cash equivalents                         33,655             349
 Cash and cash equivalents at beginning of period                35,339          36,533
                                                             ------------    ------------
 Cash and cash equivalents at end of period                  $   68,994      $   36,882
                                                             ============    ============


(1) Other than debt and deferred income taxes classified as current.

         See accompanying Notes to Consolidated Financial Statements.

                                    CONECTIV
                                    --------
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                       Additional
                                   Par Value        Paid-in Capital
                             ------------------  --------------------
                                        Class A              Class A                            Unearned
                              Common    Common     Common    Common     Retained    Treasury     Compen-
                               Stock    Stock      Stock      Stock     Earnings      Stock      sation             Total
                             ---------  -------  ---------  ---------  ----------  ---------  ------------     ---------------
December 31, 1997            $ 139,116           $ 526,812             $  300,757  $ (11,687) $       (502)    $       954,496

Net income                                                                 35,366                                       35,366

Common stock issued for:
     Business
     acquisitions                                                                      9,090                             9,090
     Incentive
     compensation                    7                (427)                              483                                63
     Atlantic
     common stock                  394   $   66    813,135  $ 107,095                                                  920,690
     DPL common
     stock                         618             665,423                            (4,580)         (502)            660,959

Common stock issuance costs                         (4,150)                                                             (4,150)

DPL common stock canceled     (139,123)           (526,918)                            4,580           502            (660,959)

Common stock dividends:
     Common stock                                                         (77,802)                                     (77,802)
     Class A
     common stock                                                         (10,497)                                     (10,497)

Reacquired stock and other                             188                            (2,561)          502              (1,871)
                             ---------  ------  ----------  ---------  ----------  ---------  ------------     ---------------
June 30, 1998               $    1,012  $   66  $1,474,063  $ 107,095  $ 247,824   $  (4,675)           -      $     1,825,385
                             ---------  ------  ----------  ---------  ----------  ---------  ------------     ---------------

NUMBER OF COMMON SHARES ISSUED AND OUTSTANDING
----------------------------------------------

                                           Common              Common             Common            Class A
                                            Stock             Treasury            Stock              Common
                                           Issued              Stock           Outstanding           Stock
                                     ----------------     -------------     ---------------     --------------
December 31, 1997                          61,829,499          (619,237)         61,210,262

Common stock issued for:
    Business
    acquisitions                                                488,473             488,473
    Incentive
    compensation                                3,200            22,481              25,681
    Atlantic
    common stock                           39,363,672                            39,363,672          6,560,612
    DPL common
    stock                                  61,832,699                            61,832,699

DPL common stock canceled                 (61,832,699)                          (61,832,699)

Reacquired stock and other                                     (118,336)           (118,336)
                                     ----------------     -------------     ---------------     --------------

June 30, 1998                             101,196,371          (226,619)        100,969,752          6,560,612
                                     ----------------     -------------     ---------------     --------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)

1.  FINANCIAL STATEMENT PRESENTATION
    --------------------------------

The consolidated financial statements include the accounts of Conectiv and its wholly-owned subsidiaries. Conectiv's primary subsidiaries are Atlantic City Electric Company (ACE), Delmarva Power & Light Company (DPL), Atlantic Energy Enterprises, Inc. (AEE), Conectiv Services, Inc. (CSI), Conectiv Communications, Inc. (CCI), and Delmarva Capital Investments, Inc. The statements reflect all adjustments necessary in the opinion of Conectiv's management for a fair presentation of interim results. The statements should be read in conjunction with DPL's 1997 Report on Form 10-K and Part II of this Report on Form 10-Q for additional relevant information.

Preferred stock dividends on preferred stock of DPL for the prior reporting periods have been reclassified to Preferred Stock Dividend Requirements of Subsidiaries, resulting in a deduction before (rather than after) net income. This reclassification reflects the current legal structure in which DPL is a subsidiary of Conectiv. See Note 3 to the Consolidated Financial Statements.


2.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
    ------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 which becomes effective in the first quarter of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as assets or liabilities in the balance sheet and be measured at fair value. Under specified conditions, a derivative may be designated as a hedge. The change in the fair value of derivatives which are not designated as hedges is recognized in earnings. For derivatives designated as hedges of changes in the fair value of an asset or liability, or as a hedge of exposure to variable cash flows of a forecasted transaction, earnings are affected to the extent the hedge does not match offsetting changes in the hedged item.

Conectiv has not yet determined the effect that SFAS No. 133 will have on its financial statements and related notes. For information concerning Conectiv's current accounting policy for derivatives and related energy trading activities, refer to Notes 1 and 6 to the Financial Statements in the 1997 Report on Form 10-K for DPL.


3.  MERGER WITH ATLANTIC ENERGY, INC.
    ---------------------------------

As previously reported, on March 1, 1998, DPL and ACE became wholly-owned subsidiaries of Conectiv (the Merger). Before the Merger, Atlantic Energy, Inc. (Atlantic) owned ACE, an electric utility serving the southern one-third of New Jersey, and AEE (which owns nonutility subsidiaries). As a result of the Merger, Atlantic was merged out of existence, and Conectiv owns (directly or indirectly) ACE, AEE, DPL, and the nonutility subsidiaries formerly held by DPL. Conectiv is a registered holding company under the Public Utility Holding Company Act of 1935.

In accordance with the terms of the Merger, DPL common stockholders received one share of Conectiv common stock in exchange for each share of DPL common stock, and Atlantic common stockholders received 0.75 of one share of Conectiv common stock and 0.125 of one share of Conectiv Class A common stock in exchange for each share of Atlantic common stock. Atlantic stockholders and DPL stockholders received 39,363,672 and 61,832,699 shares of Conectiv common stock, respectively. Atlantic stockholders received 6,560,612 shares of Conectiv Class A common stock. See Note 6 to the Consolidated Financial Statements for information concerning Conectiv Class A common stock and the apportionment of earnings between Conectiv Class A common stock and Conectiv common stock.

The Merger was accounted for under the purchase method of accounting, with DPL as the acquirer. Based on the Merger date of March 1, 1998, the Consolidated Statement of Income for the six months ended June 30, 1998 includes four months of results of operations for ACE and AEE.

The total consideration paid to Atlantic's common stockholders, measured by the average daily closing market price of Atlantic's common stock for the three trading days immediately preceding and the three trading days immediately following the public announcement of the Merger, was $920.7 million. In connection with the Merger, $236.2 million of goodwill was recorded, which is being amortized over 40 years.

PRO FORMA INFORMATION (UNAUDITED)
---------------------------------

Pro forma unaudited financial information for Conectiv on a consolidated basis, giving effect to the Merger as if it had occurred at the beginning of all periods presented, is shown below. The pro forma information presented below is not necessarily indicative of the results that would have occurred, or that will occur in the future.


                                           Three Months Ended     Six Months Ended
                                                June 30                June 30
(Dollars in Thousands except               ------------------  ----------------------
per share amounts)                           1998      1997       1998        1997
-----------------------------------------  --------  --------  ----------  ----------
Operating Revenues                         $684,039  $556,992  $1,352,815  $1,150,410
Operating Income                           $109,429  $ 95,246  $  152,874  $  204,780
Net Income                                 $ 39,344  $ 32,687  $   37,746  $   74,825
Earnings Applicable to Common Stock:
  Common stock                             $ 37,310  $ 30,540  $   35,401  $   69,918
  Class A common stock                     $  2,034  $  2,147  $    2,345  $    4,907
Average common shares outstanding (000)
  Common stock                              101,063   101,005     101,034     101,005
  Class A common stock                        6,561     6,561       6,561       6,561
Basic and Diluted Earnings per average
share outstanding of:
  Common stock                             $   0.37  $   0.30  $     0.35  $     0.69
  Class A common stock                     $   0.31  $   0.33  $     0.36  $     0.75

The pro forma information shown above has not been adjusted to exclude the effects of employee separation and other Merger-related costs incurred by DPL. For the six months ended June 30, 1998, these costs reduced operating income, net income, and earnings applicable to common stock by $26.3 million, $16.0 million, and $16.0 million, respectively. For the three months ended June 30, 1998, gains on settlements of pension obligations ($13.3 million) and revised cost estimates ($1.0 million) caused operating income, net income, and earnings applicable to common stock to increase by $14.3 million, $8.6 million, and $8.6 million, respectively. See
Note 5 to the Consolidated Financial Statements for additional information.


4.  RATE MATTERS
    ------------

ACE and DPL are sharing with their customers a portion of the net cost savings expected to result from the Merger through reduced electric and gas retail customer base rates. ACE's total Merger-related electric base rate decrease of $15.7 million is being phased-in as follows: (1) $5.0 million effective January 1, 1998 coincident with a $5.0 million increase for recovery of other postretirement benefit costs; (2) $9.9 million effective March 1, 1998, and (3) $0.8 million effective January 1, 1999. DPL's total Merger-related base rate decrease of $13.0 million is being phased-in as follows: (1) $11.5 million effective March 1, 1998, (2) $1.1 million effective March 1, 1999, and (3) $0.4 million effective March 1, 2000.

On July 1, 1998, DPL filed with the Maryland Public Service Commission (MPSC) its quantification of stranded costs and computation of unbundled rates. Stranded costs were computed by comparing the net present value (NPV) of projected future net revenues to the book values of generation units, or in the case of purchased power, to the NPV of purchased power contract costs. For purposes of the filing, stranded costs were reduced if the NPV of the projected future net revenues exceeded the generating unit's book value or the NPV of the purchased power contract's costs. The discount rate used was DPL's after-tax cost of capital (7.83%). Based on this methodology, stranded costs were quantified to be $217 million on a total DPL system basis, of which $69 million is the retail Maryland portion. The $217 million stranded cost total consists of $123 million attributable to generating units, $54 million associated with purchased power contracts, $21 million related to fuel inventory financing costs, and $19 million of regulatory assets.

DPL proposed that the Maryland retail portion of the stranded costs be recovered over a three-year period, starting July 1, 2000, through a market transition charge (MTC) per kilowatt-hour (kWh) to all transmission and distribution customers of roughly one cent. Over the three year period, $121.5 million would be collected, which on an after-tax, NPV basis equates to the $69 million of retail Maryland stranded costs.

Contingent on a reasonable overall resolution of all restructuring issues, DPL suggested that rates be frozen during the three-year transition period at rates effective as of the start of the transition period.

The effects of the above proposal, if accepted by the MPSC, on Conectiv's financial statements have not yet been determined. However, stranded costs recovered from transmission and distribution customers through the MTC would reduce any potential one-time charge for the write-down of assets or reserve for uneconomic purchased power contracts. The final determination of the amount of stranded costs for regulatory purposes and the amount to be recovered from customers may differ from the amounts in DPL's filing. Also, the quantification of stranded costs under existing generally accepted accounting principles (GAAP) differs from the method used to quantify DPL's stranded costs for the MPSC. Among other differences, GAAP would preclude recognition of the gains on plants (or purchased power contracts) not impaired, but would require write down of the plants that are impaired.

For information on ACE's filings with the New Jersey Board of Public Utilities concerning stranded costs, see pages 3 to 4 of ACE's 1997 Report on Form 10-K.

5.  EMPLOYEE SEPARATION AND OTHER MERGER-RELATED COSTS
    --------------------------------------------------

To achieve workforce reductions in conjunction with the Merger, Conectiv utilized enhanced retirement offers (ERO) and other employee separation programs. On a combined basis, DPL and Atlantic had approximately 4,600 employees prior to the Merger. The employee separation programs are expected to reduce the number of employees by approximately 790, of which about 660 employee separations have occurred.

The employee separation and other costs for DPL employees under Statement of Financial Accounting Standards (SFAS) No. 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," were charged to operating expenses. For the six months ended June 30, 1998, such DPL costs were $26.3 million before taxes, reducing net income and earnings per common share by $16.0 million and $0.18, respectively. The charge to expense was reduced by a net $42.3 million gain from curtailments and settlements of pension and other postretirement benefits, which was recognized under SFAS No. 88 based on actual settlements through June 30, 1998. For the three months ended June 30, 1998, gains on settlements of pension obligations ($13.3 million) and revised cost estimates ($1.0 million) caused pre-tax expenses to decrease by $14.3 million and net income and earnings per common share to increase by $8.6 million and $0.09, respectively. Settlements of pension obligations with employees after June 30, 1998 are expected to result in additional settlement gains ranging from $4 million to $7 million, which will be recorded during the remainder of 1998.

Employee separation, relocation, and other related costs for Atlantic employees were $48.5 million before taxes ($29.2 million after taxes) and were capitalized as costs of the Merger.

Of the $74.8 million of costs discussed above for DPL and Atlantic, $32.9 million were paid as of June 30, 1998, $19.2 million will not require the use of operating funds, and $22.7 million remains to be paid from operating funds.


6.  CONECTIV CLASS A COMMON STOCK
    -----------------------------

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

Presented on the following page is summarized ACE financial information and the calculation of earnings applicable to Conectiv Class A common stock. The year-to-date ACE income statement amounts are for the four months ended June 30, 1998, the period included in the Consolidated Conectiv Statement of Income for the six months ended June 30, 1998 under the purchase method of accounting.

Summarized Financial Information of Atlantic City Electric Company
---------------------------------------------------------------------
(Dollars in Thousands)

                                               Three Months     Four Months
                                                  Ended            Ended
 Income Statement Information                  June 30, 1998   June 30, 1998
----------------------------------             -------------  --------------
 Operating Revenues                              $  241,883     $   317,962
 Operating Income (1)                            $   46,028     $     6,437
 Net Income (Loss ) (1)                          $   18,314     $    (9,067)


                                                  June 30,
 Balance Sheet Information                          1998
----------------------------------               ----------
 Current assets                                  $  281,862
 Noncurrent assets                                2,148,164
                                                 ----------
 Total assets                                    $2,430,026
                                                 ==========

 Current liabilities                             $  278,017
 Noncurrent liabilities                           1,289,546
 Preferred stock                                    123,950
 Common stockholders' equity                        738,513
                                                 ----------
 Total capitalization and liabilities            $2,430,026
                                                 ==========

Computation of Earnings Applicable to Conectiv Class A Common Stock
---------------------------------------------------------------------
(Dollars in Thousands)
                                                                       Three Months       Four Months
                                                                           Ended            Ended
                                                                       June 30, 1998     June 30, 1998
                                                                       -------------     -------------
  Net Income (Loss) of ACE (1)                                           $   18,314        $ (9,067)
  Exclude: Employee separation and other
    Merger-related costs (1)                                                 (1,987)         28,959
   Net loss of nonutility activities                                            453             747
   Pro-rata portion of fixed amount of $40 million per year                 (10,000)        (13,333)
                                                                         ----------      ----------
  Subtotal                                                                    6,780           7,306
  Percentage applicable to Conectiv Class A common stock                         30%             30%
                                                                         ----------      ----------
  Earnings applicable to Conectiv Class A common stock                   $    2,034        $  2,192
                                                                         ==========        ========

   (1) The amounts shown above reflect employee separation and other Merger-related costs for ACE which reduced ACE's operating income and net earnings for the four months ended June 30, 1998 by $48.1 million and $29.0 million, respectively. For the three months ended June 30, 1998, ACE's operating income and net income increased by $3.4 million and $2.0 million, respectively, due to revision of ACE's estimated employee separation and other Merger-related costs. In the Consolidated Conectiv Financial Statements, these costs were capitalized as costs of the Merger, as discussed in Note 5 to the Consolidated Financial Statements.

7.  DEBT
    ----

In January 1998, DPL issued $33.0 million of 6.81% unsecured Medium-Term Notes which mature in 20 years. On the consolidated balance sheet as of December 31, 1997, $25.4 million of short-term debt was reclassified to long-term debt to recognize the amount of short-term debt refinanced with the Medium-Term Notes.

In March 1998, borrowings under Conectiv's revolving credit facilities were primarily used for repayment of debt as follows: (1) $53.5 million was used to repay the balance outstanding under Atlantic's revolving credit and term loan facility; (2) $92.2 million was used to repay the balance outstanding under the revolving credit and term loan facility of Atlantic Thermal Systems, Inc. (an AEE subsidiary); and (3) $12.5 million was used to repay the balance outstanding under the revolving credit and term loan facility of ATE Investment Inc. (an AEE subsidiary).

In May 1998, ACE repaid at maturity $6.0 million of 5.5% Medium-Term Notes and $2.5 million of 7.25% Debentures.

In June 1998, DPL repaid at maturity $25.0 million of 5.69% Medium-Term Notes.

As of June 30, 1998, Conectiv's $333.9 million short-term debt balance included $202.5 million under Conectiv's $500 million revolving credit facilities, $56.1 million of other bank loans, and $75.3 million of commercial paper. The weighted average interest rate on the total $333.9 million short-term balance as of June 30, 1998 was 6.3%.


8.  CONTINGENCIES
    -------------

Environmental Matters
---------------------

Conectiv's subsidiaries are subject to regulation with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to past disposal
practices.   Conectiv's current liabilities include $3.0 million as of June 30,
1998 and $2.0 million as of December 31, 1997 for potential clean-up and other costs related to federal and state superfund sites at which a Conectiv subsidiary is a potentially responsible party or alleged to be a third party contributor. Conectiv does not expect such future costs to have a material effect on its financial position or results of operations.

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


9.  SUPPLEMENTAL CASH FLOW INFORMATION
    ----------------------------------

See Note 3 to the Consolidated Financial Statements for information concerning the issuance of Conectiv common stock and Conectiv Class A common stock in exchange for DPL and Atlantic common stock.

Cash paid for interest, net of amounts capitalized, was $57.8 million for the six months ended June 30, 1998 and $33.5 million for the six months ended June 30, 1997. Cash paid for income taxes was $46.9 million for the six months ended June 30, 1998 and $30.6 million for the six months ended June 30, 1997.


10.  STOCKHOLDERS RIGHTS PLAN
     ------------------------

On April 23, 1998, Conectiv's Board of Directors adopted a Stockholders Rights Plan (the Plan). Under the Plan, holders of Conectiv Common Stock and holders of Conectiv Class A Common Stock were granted preferred stock purchase rights on May 11, 1998 by means of a dividend at the rate of one Right for each share of Common Stock and one Right for each share of Class A Common Stock held. The rights expire in 10 years.

The purpose of the Plan is to guard against partial tender offers or abusive or unfair tactics that might be used in an attempt to gain control of Conectiv without paying all stockholders a fair price for their shares. The Plan will not prevent takeovers, but is designed to deter coercive, abusive, or unfair takeover tactics and to encourage individuals or entities attempting to acquire Conectiv to first negotiate with the Board.

Each Right would, after the rights become exercisable, entitle such holder to purchase from Conectiv one one-hundredth of one share of Series One Junior Preferred Stock or one one-hundredth of one share of Series Two Junior Preferred Stock at an initial price of $65. The Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the aggregate voting power represented by Conectiv's outstanding securities (i.e. becomes an "Acquiring Person" as defined in the Rights Plan) or commences a tender or exchange offer to acquire beneficial ownership of 15% or more of the aggregate voting power represented by Conectiv's outstanding securities. Conectiv generally will be entitled to redeem the Rights at $.01 per Right at any time before a person or group becomes an Acquiring Person.


11.  SUBSEQUENT EVENT, PREFERRED STOCK REDEMPTION
     --------------------------------------------

On August 3, 1998, ACE redeemed the remaining 100,000 shares of its $8.20 No Par Preferred Stock at $100 per share or $10.0 million in total (book value).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ------------------------------------------------


MERGER WITH ATLANTIC
--------------------

As discussed in Note 3 to the Consolidated Financial Statements, on March 1, 1998, DPL and ACE became wholly-owned subsidiaries of Conectiv (the Merger). Before the Merger, Atlantic Energy, Inc. (Atlantic) owned ACE, an electric utility serving the southern one-third of New Jersey, and AEE (which owns nonutility subsidiaries). As a result of the Merger, Atlantic was merged out of existence, and Conectiv owns (directly or indirectly) ACE, AEE, DPL, and the nonutility subsidiaries formerly held by DPL.

Effective with the Merger, DPL common stockholders received one share of Conectiv common stock in exchange for one share of DPL common stock, and Atlantic common stockholders received 0.75 of one share of Conectiv common stock and 0.125 of one share of Conectiv Class A common stock in exchange for one share of Atlantic common stock.

Under the purchase method of accounting, with DPL as the acquirer, the Consolidated Statement of Income for the six months ended June 30, 1998 includes four months (March 1998 through June 1998) of results of operations for ACE and AEE.

EARNINGS SUMMARY
----------------

In the first quarter of 1998, Conectiv recorded a $24.6 million after-tax charge for DPL employee separation costs and other Merger-related costs. In the second quarter of 1998, primarily due to gains on settlements of pension obligations, an $8.6 million after-tax credit was recorded, resulting in a net $16.0 million after-tax charge for the six months ended June 30, 1998. Earnings per average common share decreased $0.18 in the six month period and increased $0.09 in the second quarter due to the DPL employee separation costs, other Merger-related costs, and gains on settlements of pension obligations.

The year-to-date Merger-related charge reflects certain costs associated with achieving estimated Merger-related cost savings of $500 million over the next 10 years. Conectiv is committed to aggressively pursuing these Merger-related synergies, with continued emphasis on productivity and lower overall costs. On a combined basis, DPL and Atlantic had approximately 4,600 employees prior to the Merger. Employee separation programs are expected to reduce the number of employees by approximately 790, of which about 660 employee separations have occurred.

In the second quarter of 1998, earnings applicable to Conectiv common stock were $37.3 million, or $0.37 per average common share (101,063,000 average common shares). Excluding the $8.6 million after-tax gain primarily from settlements of pension obligations, earnings applicable to Conectiv common stock were $28.7 million or $0.28 per average share. In comparison, earnings applicable to common stock and earnings per average common share in the second quarter of 1997 were $16.9 million and $0.28, respectively, on average common shares of 61,177,000. The average number of common shares outstanding increased due to the issuance of 39,363,672 common shares to Atlantic stockholders on March 1, 1998.

In the second quarter and the six-month period, the dilutive effect on earnings per share of more shares outstanding was offset by the net income contributed by the former Atlantic companies.

Although adjusted earnings of $0.28 per share in the second quarter of 1998 were the same as last year, earnings per share from utility operations increased due to higher electric sales and cost controls. The additional earnings per share from utility operations was offset by increased operating expenses from expected, on-going investments in new businesses--primarily telecommunications and heating, ventilation, and air conditioning (HVAC) operations.

For the six months ended June 30, 1998, earnings applicable to Conectiv common stock were $33.2 million, or $0.38 per average common share (87,874,000 average common shares). Excluding the $16.0 million after-tax Merger-related charge, earnings applicable to Conectiv common stock were $49.1 million or $0.56 per average common share. In comparison, earnings applicable to common stock and earnings per common share for the six months ended June 30, 1997 were $41.5 million and $0.68, respectively, on average common shares of 61,017,000.

The $0.12 decline in adjusted year-to-date earnings per common share was primarily due to increased operating expenses from expected, on-going investments in the telecommunications and HVAC businesses. Utility operations positively impacted the year-to-date earnings per share variance, primarily due to lower utility operating expenses (excluding ACE's 1998 operating expenses). Additional utility revenue and sales from favorable economic conditions and a growing customer base were largely offset by mild winter weather's effect on sales during the heating season and Merger-related customer rate reductions.

Earnings applicable to Conectiv Class A common stock were $2,034,000 or $0.31 per Conectiv Class A common share for second quarter, and $2,192,000 or $0.33 per Conectiv Class A common share for the six months ended June 30, 1998. For additional information, see Note 6 to the Consolidated Financial Statements.

ELECTRIC UTILITY INDUSTRY RESTRUCTURING
---------------------------------------

For background information concerning the restructuring of the electric utility industry in New Jersey and ACE's stranded cost filings, see pages 3 to 4 of ACE's 1997 Report on Form 10-K. Updates to previously disclosed information are shown below.

* Hearings on restructuring issues were completed on May 28, 1998. Conectiv expects that the New Jersey Board of Public Utilities (BPU) will rule on the various proceedings sometime after enabling legislation is introduced in New Jersey. Based on the current status of the restructuring process, it appears that retail electric competition in New Jersey is likely to begin in early- to mid-1999.

* With respect to information previously filed by ACE concerning stranded costs and unbundled rates, the Office of Administrative Law (OAL) is expected to render a decision in mid- to late August. The OAL's decision will then be sent to the BPU for review, and ACE and other parties will have the opportunity to file Exception Briefs.

For background information concerning the restructuring of the electric utility industry in Delaware, Maryland, and Virginia, refer to page I-2 and page II-4 of DPL's 1997 Report on Form 10-K. Updates to previously disclosed information are shown below.

 * Legislation (House Bill 570) providing Delaware retail customers with the ability to choose their electric supplier in July 1999 was passed by the Delaware House of Representatives on June 2, 1998. However, on June 30, 1998, the Delaware General Assembly adjourned without a Senate vote on House Bill 570, delaying consideration of Delaware restructuring legislation until 1999.

 * On July 1, 1998, DPL filed with the Maryland Public Service Commission (MPSC) its quantification of stranded costs and computation of unbundled rates. Stranded costs were computed by comparing the net present value (NPV) of projected future net revenues to the book values of generation units, or in the case of purchased power, to the NPV of purchased power contract costs. For purposes of the filing, stranded costs were reduced if the NPV of the projected future net revenues exceeded the generating unit's book value or the NPV of the purchased power contract's costs. The discount rate used was DPL's after-tax cost of capital (7.83%). Based on this methodology, stranded costs were quantified to be $217 million on a total system basis, of which $69 million is the retail Maryland portion. The $217 million stranded cost total consists of $123 million attributable to generating units, $54 million associated with purchased power contracts, $21 million related to fuel inventory financing costs, and $19 million of regulatory assets.

   DPL proposed that the Maryland retail portion of the stranded costs be recovered over a three-year period, starting July 1, 2000, through a market transition charge (MTC) per kilowatt-hour (kWh) to all transmission and distribution customers of roughly one cent. Over the three year period, $121.5 million would be collected, which on an after-tax, NPV basis equates to the $69 million of retail Maryland stranded costs.

   Contingent on a reasonable overall resolution of all restructuring issues, DPL suggested that rates be frozen during the three-year transition period at rates effective as of the start of the transition period.

   The effects of the above proposal, if accepted by the MPSC, on Conectiv's financial statements have not yet been determined. However, stranded costs recovered from transmission and distribution customers through the MTC would reduce any potential one-time charge for the write-down of assets or reserve for uneconomic purchased power contracts. The final determination of the amount of stranded costs for regulatory purposes and the amount to be recovered from customers may differ from the amounts in DPL's filing. Also, the quantification of stranded costs under existing generally accepted accounting principles (GAAP) differs from the method used to quantify DPL's stranded costs for the MPSC. Among other differences, GAAP would preclude recognition of the gains on plants (or purchased power contracts) not impaired, but would require write down of the plants that are impaired.

 * On April 15, 1998, the Governor of Virginia signed into law a bill which establishes a schedule for Virginia's transition to retail competition in the electric utility industry. The schedule requires that the transition to retail competition commence on January 1, 2002 and that full retail competition commence on January 1, 2004. The bill also allows for the full recovery of just and reasonable net stranded costs.

Electric Revenues
-----------------

Details of the changes in the various components of electric revenues for the second quarter of 1998 compared to the second quarter of 1997 are shown below (dollars in millions):

                                       Consolidated
                                         Conectiv     ACE     DPL
                                       ------------  ------  ------
      Non-fuel (Base Rate) Revenues       $136.2     $130.5  $ 5.7
      Fuel Revenues                         81.3       83.3   (2.0)
      Interchange Delivery Revenues         46.2       22.5   23.7
      Merchant Revenues                     16.3        2.9   13.4
                                          ------     ------  -----
       Total                              $280.0     $239.2  $40.8
                                          ======     ======  =====

In the second quarter, consolidated Conectiv electric revenues increased by $280.0 million, from $246.4 million for the second quarter of 1997 to $526.4 million for the second quarter of 1998. As shown above, $239.2 million of the $280.0 million increase in Conectiv's total electric revenues was due to the Merger, which also resulted in a 77% electric kWh sales increase. The addition of ACE's customer base roughly doubled the number of electric customers served. On a pro forma basis, as though Conectiv included ACE in 1997, electric retail kWh sales increased 4.2% primarily due to strong sales to residential customers. Conectiv's increase in non-fuel (or base rate) revenues was reduced by approximately $5.4 million due to the Merger-related customer rate decreases discussed in Note 4 to the Consolidated Financial Statements.

Fuel and interchange revenues generally do not affect net income due to (1) ACE's Levelized Energy Clause (LEC), as discussed on page 51 of ACE's 1997 Report on Form 10-K, and (2) DPL's fuel adjustment clauses, as discussed on page II-9 of DPL's 1997 Report on Form 10-K.

Electric merchant revenues from off-system, unregulated sales increased mainly because DPL's merchant group has grown its business substantially since 1997, when the group was starting up. Due to the nature of the product sold (a bulk commodity) and competitive markets, the margin from merchant revenues in excess of related energy costs is relatively small.

Conectiv has emerged as the leading independent energy marketer in Pennsylvania, by signing up more than 30,000 new customers in Pennsylvania's pilot program for customer choice of electric suppliers. One-third of all Pennsylvania consumers will be able to choose their electric supplier by January 1, 1999, another third will have choice by January 2, 2000, and all Pennsylvania consumers will have choice by January 2, 2001. As the Pennsylvania electric choice program expands, Conectiv's management believes that Conectiv will retain many of its new customers and attract an even larger share of the market.

Details of the changes in the various components of electric revenues for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 are shown below (dollars in millions):

                                       Consolidated
                                         Conectiv     ACE     DPL
                                       ------------  ------  ------
      Non-fuel (Base Rate) Revenues       $182.1     $175.2  $ 6.9
      Fuel Revenues                        101.9      110.1   (8.2)
      Interchange Delivery Revenues         39.9       24.7   15.2
      Merchant Revenues                     47.7        5.0   42.7
                                          ------     ------  -----
       Total                              $371.6     $315.0  $56.6
                                          ======     ======  =====

For the six months ended June 30, 1998, consolidated Conectiv electric revenues increased by $371.6 million, from $509.0 million for the first six months of 1997 to $880.5 million for the first six months of 1998. As shown above, $315.0 million of the $371.6 million increase in Conectiv's total electric revenues was due to the Merger, which also resulted in a 48% increase in retail electric kWh sales. On a pro forma basis, as though Conectiv included ACE in 1997, electric retail kWh sales increased 1.3%. Additional sales from favorable economic conditions and a growing customer base were largely offset by mild winter weather's adverse effect on sales during the heating season. Conectiv's increase in non-fuel (or base rate) revenues was reduced by approximately $7.3 million due to the Merger-related customer rate decreases discussed in Note 4 to the Consolidated Financial Statements.

The financial impact of, and reasons for changes in, fuel, interchange, and merchant revenues for the six months ended June 30, 1998 are essentially the same as discussed above for the second quarter.


GAS REVENUES
------------

In the second quarter, total gas revenues increased by $40.6 million, from $32.3 million in the second quarter of 1997 to $72.9 million in the second quarter of 1998. For the six-month period, total gas revenues increased by $100.3 million, from $88.4 million for the six months ended June 30, 1997 to $188.7 million for the six months ended June 30, 1998. Details of the changes in the various components of gas revenues for 1998 compared to 1997 are shown below (dollars in millions):

                                       Quarter Ended   Six Months Ended
                                          June 30           June 30
                                       1998 vs. 1997     1998 vs. 1997
                                       --------------  -----------------
      Non-fuel (Base Rate) Revenues        $ (0.4)           $ (2.2)
      Fuel Revenues                          (2.0)             (4.1)
      Merchant Revenues                      43.0             106.6
                                            -----            ------
        Total                               $40.6            $100.3
                                            =====            ======

The decreases shown above for non-fuel and fuel gas revenues were primarily due to lower residential gas sales caused by milder winter and warmer April weather. Residential gas sales decreased 15.0% and 11.3% (based on cubic feet sold) for the second quarter and six-month period, respectively. The weather-related gas revenue decrease was partly offset by additional gas revenues from a 2.3% increase in the average number of gas customers.

Gas merchant revenues increased $43.0 million and $106.6 million for the second quarter and six-month period, respectively, primarily due to higher off-system gas sales resulting from a substantial increase in DPL's merchant operations since start-up last year. Similar to electric merchant revenues, the margin provided by gas merchant revenues in excess of related purchased gas costs is relatively small due to the competitive nature of bulk commodity sales.

OTHER SERVICES REVENUES
-----------------------
Other service revenues were comprised of the following:

                                  Quarter Ended   Six Months Ended
                                     June 30           June 30
                                  --------------  ----------------
(Dollars in millions)             1998    1997      1998     1997
                                  -----  -------  --------  ------
HVAC                              $21.8    $16.2    $ 42.1   $29.7
Fuel oil and gasoline              40.2       -       40.2      -
Operation of power plants           5.6      5.8      11.1    10.7
Thermal systems (1)                 6.7       -        8.7      -
Telecommunications                  1.0      0.2       1.4     0.3
Landfill and waste hauling (2)       -       3.7        -      6.5
Other                               9.4      6.4      14.9    12.5
                                  -----    -----    ------   -----
 Total                            $84.7    $32.3    $118.4   $59.7
                                  =====    =====    ======   =====

(1) Revenues from Conectiv Thermal Systems, Inc. (formerly Atlantic Thermal Systems, Inc.), a subsidiary of AEE.
(2) Landfill and waste hauling operations were sold in the fourth quarter of 1997.

As shown in the preceding table, other services revenues reflect a $40.2 million increase in both the second quarter and the six-month period from sales of fuel oil and gasoline by Petron Oil Corporation (Petron), which was acquired by Conectiv in March 1998. Excluding the increase due to Petron, other services revenues increased $12.2 million and $18.5 million in the second quarter and six-month period, respectively, principally due to higher revenues from HVAC operations and Conectiv Thermal Systems, Inc. (CTS), a district heating and cooling business gained through the Merger. CTS continues to expand its existing customer relationships beyond Atlantic City and expects to complete construction in the spring of 1999 on a $70 million system which will provide thermal energy to a casino in Las Vegas (the Sands Venetian energy project).
CTS has a 50% interest in the project with Pacific Enterprises.

Second quarter 1998 telecommunications revenues from Conectiv Communications, Inc. (CCI) reached $1.0 million. CCI is offering local and long distance service in Pennsylvania, Maryland, Delaware and New Jersey and has sold and activated almost 14,000 phone lines.

OPERATING EXPENSES
------------------

Electric Fuel and Purchased Energy

The change in electric fuel and purchased energy from ACE's operations beginning in March 1998 and from DPL operations is shown below (dollars in millions):

                           Quarter Ended  Six Months Ended
                              June 30         June 30
Increase attributed to:    1998 vs. 1997   1998 vs. 1997
-------------------------  -------------  ----------------
      ACE operations           $ 69.4          $ 88.2
      DPL operations             37.2            52.8
                               ------          ------
        Total                  $106.6          $141.0
                               ======          ======

Electric fuel and purchased energy expenses for DPL operations increased in both reporting periods primarily due to energy supplied for greater volumes of electricity sold off-system and an increase in deferred fuel expense, partly offset by lower average energy costs per kWh of output.

Gas Purchased

Gas purchased increased from $22.4 million to $62.5 million in the second quarter and from $58.2 million to $161.2 million for the six-month period mainly due to larger volumes of gas purchased for resale off-system, partly offset by lower volumes of gas purchased for sale on-system (due to the milder winter and warmer April weather).

Purchased Electric Capacity

Purchased electric capacity increased in the second quarter and the six-month period primarily due to ACE's purchased capacity costs which are recovered through the LEC.

Employee Separation and Other Merger-Related Costs

Employee separation costs for DPL employees and other Merger related costs totaling $26.3 million ($16.0 million after tax or $0.18 per common share) were charged to operating expenses for the six months ended June 30, 1998. The charge to expense was reduced by a net $42.3 million gain from curtailments and settlements of pension and other postretirement benefits, which was recognized under SFAS No. 88 based on actual settlements through June 30, 1998. For the three months ended June 30, 1998, gains on settlements of pension obligations ($13.3 million) and revised cost estimates ($1.0 million) caused pre-tax expenses to decrease by $14.3 million and net income and earnings per common share to increase by $8.6 million and $0.09, respectively. Settlements of pension obligations with employees after June 30, 1998 are expected to result in additional settlement gains ranging from $4 million to $7 million, which will be recorded during the remainder of 1998.

Operation and Maintenance Expenses

Excluding operation and maintenance expenses of the former Atlantic companies which are included only in the 1998 reporting periods, operation and maintenance expenses increased $5.3 million and $15.5 million for the second quarter and six-month period, respectively. These adjusted increases were principally due to a higher level of HVAC business activity and start-up costs for the telecommunications business, partly offset by approximately a $9 million decrease in utility operating expenses in both reporting periods.

Depreciation and Taxes Other than Income Taxes

Depreciation and taxes other than income taxes increased in both reporting periods mainly due to the 1998 operating results of the former Atlantic companies. Depreciation expense also reflects increases of $1.5 million in the second quarter and $2.0 million in the six-month period due to amortization of goodwill associated with the Merger.


FINANCING COSTS
---------------

Excluding increases attributed to ACE and AEE operating results for 1998, financing costs increased $1.7 million and $2.2 million for the second quarter and six-month period, respectively, due to financing requirements for ongoing investments in utility and nonutility businesses. Financing costs reflected in the consolidated income statement include interest charges, allowance for funds used during construction (AFUDC), and preferred stock dividend requirements of subsidiaries.


YEAR 2000
---------

The Year 2000 issue is the result of computer programs and embedded systems using a two-digit format, as opposed to four digits, to indicate the year. Computer and embedded systems with this characteristic may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruption of operations. A Conectiv project team, originally started in 1996 by ACE is assisting line management in addressing the issue of computer programs and embedded systems not properly recognizing the Year 2000. A Conectiv corporate officer, reporting directly to the chief executive officer, is coordinating all Year 2000 activities at Conectiv. Conectiv faces substantial challenges in identifying and correcting the many computer programs and embedded systems critical to generating and delivering power, delivering natural gas, and providing other services to its customers.

The project team is using a phased approach to managing its activities. The first phase is identification, inventory and assessment of all systems, equipment, and processes. Each identified item is given a criticality rating of high, medium or low. The second phase is determining and implementing corrective action for the systems, equipment and processes rated as high or medium, and thus believed to put Conectiv's business operations and customers at substantial risk. The third phase is testing. The project team has completed corrective action on most of the information technology systems used in managing Conectiv's businesses and has tested approximately half of the systems in this area. Assessment of, and modifications to, other impacted systems, equipment and processes in the electricity generation, electricity and gas distribution, and energy services business units are in the early stages and are expected to continue through 1998 and 1999, with testing of critical items expected to be done as modifications are completed. Conectiv will be updating established outage contingency plans to address Year 2000 issues over the next twelve months.

Conectiv is also contacting critical vendors and service providers to review remediation of their Year 2000 issues. Many aspects of the Conectiv's businesses are dependent on third parties. For example, fuel suppliers must be able to provide coal or gas to allow Conectiv to generate power.

Conectiv has incurred approximately $3 million in costs for year 2000 activities, and currently expects the costs for the Year 2000 project to range from $10 million to $15 million. These estimates could change significantly as the Year 2000 project progresses.

Since the project team is still in the process of assessing and correcting impacted systems, equipment and processes, Conectiv cannot currently determine whether the Year 2000 issue might cause disruptions to its operations and have impacts on related costs and revenues. Conectiv will be assessing the status of Year 2000 activities on at least a monthly basis to determine the likelihood of substantial business disruptions. Any substantial disruption to Conectiv's operations could significantly impact its customers and could generate legal claims against Conectiv. Conectiv's results of operations and financial position would likely suffer an adverse impact if other entities, such as suppliers, customers and service providers, do not effectively address their Year 2000 issues.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents increased by $33.7 million for the six months ended June 30, 1998 primarily due to $99.3 million of cash provided by operating activities offset by $66.0 million of common dividends paid. Capital expenditures of $71.0 million and other investing activities were funded primarily by cash raised from net debt financing activities.

Net cash provided by operating activities was $99.3 million for the six months ended June 30, 1998, compared to $114.3 million for the six months ended June 30, 1997. Cash flow provided by ACE's operations (from March 1998 to June 1998) was substantially eliminated by the prepayment of $70.6 million of New Jersey Sales and Excise taxes in the second quarter of 1998. The $15.0 million decrease in cash flow from operations was primarily due to cash used by operations of Conectiv's new businesses, such as HVAC and telecommunications.

As shown in the cash flow statement, "Acquisition of businesses, net of cash acquired" provided an $8.9 million cash inflow for the six months ended June 30, 1998 due to cash acquired in the Merger, partly offset by cash paid for direct Merger costs capitalized and acquisitions of nonutility businesses. The nonutility businesses acquired by Conectiv during the first six months of 1998 included HVAC businesses, a fuel oil distributor (Petron), and a gas marketing enterprise (Enerval LLC).

As a result of the Merger, total assets increased from $3.0 billion to $5.9 billion, primarily due to $2.1 billion of ACE and AEE property, plant, and equipment. The increase in total assets includes $236.2 million of goodwill recorded under the purchase method of accounting, which is being amortized over 40 years. Total long-term capitalization increased from $2.1 billion to $3.9 billion, primarily due to ACE and AEE's capital structures consolidated in
the balance sheet.   Dividends payable increased from $23.8 million to $47.2
million, primarily due to declared dividends payable on Conectiv common stock and Conectiv Class A common stock which was issued to Atlantic stockholders in conjunction with the Merger. See Note 2 to the Consolidated Financial Statements in Conectiv's Report on Form 10-Q for the First Quarter of 1998 and the capital structure table below for additional information concerning the impact of the Merger on the consolidated balance sheet.

Capital expenditures were $71.0 million for the six months ended June 1998 compared to $75.6 million for the six months ended June 1997. Capital expenditures for calendar year 1998 are currently expected to be less than originally planned. Investing activities also included a $10.5 million cash out-flow for "Investments in partnerships," which was primarily an investment by CTS in the Sands Venetian energy project.

Excluding $66.0 million of common dividends paid, net cash flows from financing activities provided $70.4 million of cash, which funded the net cash used by investing activities. This $70.4 million cash in-flow from financing activities was primarily due to $240.9 million of short-term debt issued, $33.0 million of long-term debt issued (Medium-Term Notes, 6.81%, due in 20 years), and $193.3 million of long-term debt refinanced and redeemed.

The $240.9 million of short-term debt issued is comprised of $202.5 million from Conectiv's $500 million revolving credit facilities, and $38.4 million from commercial paper and other bank loans. In March 1998, $158.2 million of cash borrowed under Conectiv's revolving credit facilities was used to repay outstanding balances of former revolving credit and term loan facilities of Atlantic, which is shown on the cash flow statement as a redemption of long-term debt. Additional redemptions of long-term debt occurred in the second quarter of 1998 as DPL and ACE repaid at maturity $33.5 million of Medium Term Notes and Debentures bearing an average interest rate of 5.77%.

Short-term debt outstanding increased from $23.3 million as of December 31, 1997 to $333.9 million as of June 30, 1998. The $310.6 million increase was primarily due to consolidation of Atlantic's nonutility revolving credit facility ($158.2 million), nonutility business expansions and acquisitions, and the seasonality of utility operations cash flow. By year-end, Conectiv plans to refinance a significant portion of its short-term debt balance, primarily with long-term debt collateralized by project assets of CTS.

The table below shows the current long-term capital structure (including variable rate demand bonds), expressed on a percentage basis, compared to year-end 1997.

                                                 June 30,   December 31,
                                                   1998         1997
                                                 ---------  -------------
Common stockholders' equity                         45.6%       44.0%
Preferred stock
 Not subject to mandatory redemption                 3.0%        4.1%
 Subject to mandatory redemption                     4.1%        3.2%
Long-term debt and variable rate demand bonds       47.3%       48.7%

On July 30, 1998, Conectiv's Board of Directors authorized the purchase, from time to time, of up to $60 million of Conectiv common stock in the open market. The repurchase program does not include specific share price targets or timetables.

On August 3, 1998, ACE redeemed the remaining 100,000 shares of its $8.20 No Par Preferred Stock at $100 per share or $10.0 million in total (book value).

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


                                    12 Months
                                      Ended   Year Ended December 31,
                                     June 30, ----------------------
                                       1998   1997  1996  1995  1994
                                       ----   ----  ----  ----  ----
 Ratio of Earnings to
  Fixed Charges (SEC Method) (1)       2.19   2.63  2.83  2.92  2.85

  (1) Excluding the Merger-related charge discussed in Note 5 to the Consolidated Financial Statements, which decreased pre-tax income by $26.3 million, the ratio of earnings to fixed charges was 2.38.


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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 5. OTHER INFORMATION
-------------------------

Salem Nuclear Generating Station
--------------------------------

On July 29, 1998, the Nuclear Regulatory Commission (NRC) announced that it had removed Salem from its "watch list" of troubled nuclear plants.

ACE Levelized Energy Clause Rates
---------------------------------

As previously reported on page 54 of ACE's 1997 report on Form 10-K, in February 1997, ACE filed a petition with the BPU requesting an increase in 1997-1998 Levelized Energy Clause (LEC) revenues of $20.0 million. The requested increase reflected recovery of previously deferred costs, including Salem replacement power costs. The BPU had ruled in December 1996 that the Salem replacement power costs incurred though agreed upon unit restart dates were recoverable through LEC rates. In June 1998, a $14.1 million rate increase was approved by the BPU. In July 1998, the New Jersey Ratepayer Advocate appealed the BPU's decision to the Superior Court of New Jersey. ACE has filed a cross-appeal. Conectiv's management cannot predict the outcome of this matter.

As previously reported on page 7 of ACE's 1997 report on Form 10-K, the Rate Intervention Steering Committee (RISC) appealed to the Superior Court of New Jersey the BPU's decision which provided for ACE's recovery (through LEC rates) of the cost of power purchased from non-utility generators (NUG). In May 1998, the Superior Court of New Jersey rejected RISC's appeal and upheld the BPU's decision providing for LEC recovery of NUG purchased power costs. In May 1998, RISC appealed the Superior Court's decision to the Supreme Court of New Jersey, which denied RISC's final appeal in July 1998.

Stockholder Proposals
---------------------

Conectiv's Annual Meeting of Stockholders will be held at the Grand Opera House, Wilmington, Delaware on Tuesday, March 30, 1999. Any stockholder proposal intended to be presented at the 1999 Annual Meeting of Stockholders under Rule 14a-8 under the Securities Exchange Act of 1934 must be received by the Secretary of the Company, at the Company's principal executive offices no later than October 27, 1998, in order to be eligible to be considered for inclusion in Conectiv's proxy materials related to that meeting. Under the Certificate of Incorporation of the Company, any stockholder proposal intended to be presented at the Annual Meeting other than pursuant to Rule 14a-8 must be received by the Secretary of the Company, at the Company's principal executive offices not earlier than December 31, 1998 and not later than January 26, 1999. Conectiv's principal executive offices are located at 800 King Street, Wilmington, Delaware, 19801.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibits
--------

Exhibit 12, Ratio of Earnings to Fixed Charges

Exhibit 27, Financial Data Schedule

Reports on Form 8-K
-------------------

On April 23, 1998, Conectiv filed a Form 8-K to announce the adoption of a Stockholders' Rights Plan.

On August 3, 1998, Conectiv filed a Form 8-K to announce approval of a common stock repurchase program.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Conectiv
                                --------
                               (Registrant)



Date:  August 13, 1998         /s/ B. S. Graham
       ---------------         ----------------
                               B. S. Graham, Senior Vice President
                               and Chief Financial Officer

                                 EXHIBIT INDEX



                                               Exhibit   Page
                                               Number   Number
                                               ------   ------

Ratio of earnings to fixed charges               12       28

Financial Data Schedule                          27       29