Form 10-Q
period 1998-09-30
CONECTIV INC
filed 1998-11-12
CIK 1029590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY   REPORT   PURSUANT   TO   SECTION  13  OR   15(d)  OF   THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998
OR
--

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  1-13895

                                   CONECTIV
                                   --------
            (Exact name of registrant as specified in its charter)

        Delaware                                        51-0377417
-----------------------                                 ----------
(State of incorporation)                             (I.R.S. Employer
                                                     Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware           19899
-----------------------------------------------------      ------------
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code         302-429-3525
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

                            Yes   X   No
                                 ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at September 30, 1998
---------------------------------------------  ---------------------------------
Common Stock, $0.01 par value                  Shares 100,832,313
Class A Common Stock, $0.01 par value          Shares 6,560,612

                                   CONECTIV
                                   --------

                               Table of Contents
                               -----------------


                                                               Page No.
                                                               --------


Part I.    Financial Information:

           Consolidated Statements of Income for the three
           and nine months ended September 30, 1998 and 1997       1

           Consolidated Balance Sheets as of September 30, 1998
           and December 31, 1997                                 2-3

           Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1998 and 1997           4

           Consolidated Statement of Changes in Common
           Stockholders' Equity                                    5

           Notes to Consolidated Financial Statements           6-15

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 16-26

Part II.   Other Information and Signature                     27-32

                         PART I. FINANCIAL INFORMATION

                                    CONECTIV
                       CONSOLIDATED STATEMENTS OF INCOME
                       (Dollars in Thousands, Unaudited)

                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                        SEPTEMBER 30          SEPTEMBER 30
                                     -------------------  ---------------------
                                       1998       1997       1998       1997
                                     ---------  --------  ----------  ---------
OPERATING REVENUES
 Electric..........................  $ 833,037  $332,391  $1,713,567  $ 841,362
 Gas...............................     93,773    39,315     282,489    127,731
 Other services....................     85,669    28,796     204,053     88,456
                                     ---------  --------  ----------  ---------
                                     1,012,479   400,502   2,200,109  1,057,549
                                     ---------  --------  ----------  ---------
OPERATING EXPENSES
 Electric fuel and purchased ener-
  gy...............................    372,669   128,411     702,638    317,351
 Gas purchased.....................     87,590    32,246     248,761     90,430
 Other services' cost of sales.....     77,281    20,559     167,711     63,574
 Purchased electric capacity.......     53,258     6,980     122,521     20,936
 Employee separation and other
  merger-related costs.............        728       --       27,074        --
 Operation and maintenance.........    132,054    82,584     369,482    235,537
 Depreciation......................     65,168    34,291     175,030    101,807
 Taxes other than income taxes.....     22,976     9,922      54,545     27,879
                                     ---------  --------  ----------  ---------
                                       811,724   314,993   1,867,762    857,514
                                     ---------  --------  ----------  ---------
OPERATING INCOME...................    200,755    85,509     332,347    200,035
                                     ---------  --------  ----------  ---------
OTHER INCOME
 Allowance for equity funds used
  during construction..............        794       --        1,910        --
 Other income......................      5,860     2,021      10,532      5,000
                                     ---------  --------  ----------  ---------
                                         6,654     2,021      12,442      5,000
                                     ---------  --------  ----------  ---------
INTEREST EXPENSE
 Interest charges..................     41,977    20,932     109,423     62,450
 Allowance for borrowed funds used
  during construction and capital-
  ized interest....................     (1,513)     (791)     (3,101)    (3,027)
                                     ---------  --------  ----------  ---------
                                        40,464    20,141     106,322     59,423
                                     ---------  --------  ----------  ---------
PREFERRED STOCK DIVIDEND REQUIRE-
 MENTS OF SUBSIDIARIES.............      4,817     2,514      13,064      7,657
                                     ---------  --------  ----------  ---------
INCOME BEFORE INCOME TAXES.........    162,128    64,875     225,403    137,955
                                     ---------  --------  ----------  ---------
INCOME TAXES.......................     68,460    26,556      96,369     58,145
                                     ---------  --------  ----------  ---------
NET INCOME.........................  $  93,668  $ 38,319  $  129,034  $  79,810
                                     =========  ========  ==========  =========
EARNINGS APPLICABLE TO COMMON STOCK
 Common stock......................  $  84,221  $ 38,319  $  117,395  $  79,810
 Class A common stock..............      9,447       --       11,639        --
                                     ---------  --------  ----------  ---------
                                     $  93,668  $ 38,319  $  129,034  $  79,810
                                     =========  ========  ==========  =========
COMMON STOCK
 Average shares outstanding (000)
  Common stock.....................    101,011    61,247      92,253     61,093
  Class A common stock.............      6,561       --        6,561        --
 Earnings per average share--basic
  and diluted
  Common stock.....................  $    0.83  $   0.63  $     1.27  $    1.31
  Class A common stock.............  $    1.44       --   $     1.77        --
 Dividends declared per share
  Common stock.....................  $   0.385  $  0.385  $    1.155  $   1.155
  Class A common stock.............  $    0.80       --   $     2.40        --

          See accompanying Notes to Consolidated Financial Statements.

                                    CONECTIV

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1998          1997
                                                      ------------- ------------
                       ASSETS
CURRENT ASSETS
 Cash and cash equivalents...........................  $   78,875    $   35,339
 Accounts receivable.................................     399,093       197,561
 Inventories, at average cost:
  Fuel (coal, oil, and gas)..........................      62,314        37,425
  Materials and supplies.............................      73,413        40,518
 Prepaid New Jersey sales and excise taxes...........      51,989           --
 Other prepayments...................................      15,741        11,255
 Deferred energy costs...............................         --         18,017
 Deferred income taxes, net..........................      12,593           776
                                                       ----------    ----------
                                                          694,018       340,891
                                                       ----------    ----------
INVESTMENTS
 Investment in leveraged leases......................     123,144        46,375
 Funds held by trustee...............................     165,211        48,086
 Other investments...................................      76,318         9,500
                                                       ----------    ----------
                                                          364,673       103,961
                                                       ----------    ----------
PROPERTY, PLANT, and EQUIPMENT
 Electric utility plant..............................   5,640,279     3,010,060
 Gas utility plant...................................     247,645       241,580
 Common utility plant................................     165,633       154,791
                                                       ----------    ----------
                                                        6,053,557     3,406,431
 Less: Accumulated depreciation                         2,448,514     1,373,676
                                                       ----------    ----------
 Net utility plant in service........................   3,605,043     2,032,755
 Construction work-in-progress.......................     190,791        93,017
 Leased nuclear fuel, at amortized cost..............      65,083        31,031
 Nonutility property, net............................     188,391        74,811
 Goodwill, net.......................................     380,466        92,602
                                                       ----------    ----------
                                                        4,429,774     2,324,216
                                                       ----------    ----------
DEFERRED CHARGES AND OTHER ASSETS
 Unrecovered purchased power costs...................      52,777           --
 Deferred recoverable income taxes...................     169,215        88,683
 Unrecovered New Jersey state excise tax.............      37,984           --
 Deferred debt refinancing costs.....................      45,327        18,760
 Deferred other postretirement benefit costs.........      35,602           --
 Prepaid employee benefit costs......................       9,555        58,111
 Unamortized debt expense............................      26,996        12,911
 License fees........................................      25,050           --
 Other...............................................      78,437        67,948
                                                       ----------    ----------
                                                          480,943       246,413
                                                       ----------    ----------
TOTAL ASSETS.........................................  $5,969,408    $3,015,481
                                                       ==========    ==========

          See accompanying Notes to Consolidated Financial Statements.

                                    CONECTIV

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998          1997
                                                     ------------- ------------
           CAPITALIZATION AND LIABILITIES
CURRENT LIABILITIES
 Short-term debt....................................  $  295,447    $   23,254
 Long-term debt due within one year.................      68,765        33,318
 Variable rate demand bonds.........................     102,500        71,500
 Accounts payable...................................     137,950       103,607
 Taxes accrued......................................      99,298        10,723
 Interest accrued...................................      42,598        19,902
 Dividends payable..................................      47,741        23,775
 Deferred energy costs..............................       5,120           --
 Current capital lease obligation...................      28,415        12,516
 Accrued employee separation and other merger-re-
  lated costs.......................................      16,198           --
 Other..............................................      59,918        35,819
                                                      ----------    ----------
                                                         903,950       334,414
                                                      ----------    ----------
DEFERRED CREDITS AND OTHER LIABILITIES
 Other postretirement benefits obligation...........      91,613           --
 Deferred income taxes, net.........................     851,783       492,792
 Deferred investment tax credits....................      80,165        39,942
 Long-term capital lease obligation.................      38,413        19,877
 Other..............................................      54,445        30,585
                                                      ----------    ----------
                                                       1,116,419       583,196
                                                      ----------    ----------
CAPITALIZATION
Common stock: per share par value--$0.01 in 1998,
 and $2.25 in 1997; 150,000,000 shares authorized;
 shares outstanding--100,832,313 in 1998, and
 61,210,262 in 1997.................................       1,011       139,116
Class A common stock, $0.01 par value; 10,000,000
 shares authorized; shares outstanding-- 6,560,612
 in 1998, None in 1997..............................          66           --
Additional paid-in capital--common stock............   1,471,578       526,812
Additional paid-in capital--Class A common stock....     107,095           --
Retained earnings...................................     297,449       300,757
                                                      ----------    ----------
                                                       1,877,199       966,685
 Treasury shares, at cost: 236,785 shares in 1998;
  619,237 shares in 1997............................      (4,906)      (11,687)
 Unearned compensation..............................         --           (502)
                                                      ----------    ----------
  Total common stockholders' equity.................   1,872,293       954,496
 Preferred stock of subsidaries:
  Not subject to mandatory redemption...............     119,702        89,703
  Subject to mandatory redemption...................     163,950        70,000
 Long-term debt.....................................   1,793,094       983,672
                                                      ----------    ----------
                                                       3,949,039     2,097,871
                                                      ----------    ----------
TOTAL CAPITALIZATION AND LIABILITIES................  $5,969,408    $3,015,481
                                                      ==========    ==========

          See accompanying Notes to Consolidated Financial Statements.

                                    CONECTIV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income................................................ $129,034  $ 79,810
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization............................  189,117   106,269
  Allowance for equity funds used during construction......   (1,910)      --
  Investment tax credit adjustments, net...................   (3,398)   (1,919)
  Deferred income taxes, net...............................   (3,966)    3,338
  Net change in:
   Accounts receivable.....................................  (60,530)  (33,771)
   Inventories.............................................     (459)     (123)
   Prepaid New Jersey sales and excise taxes...............  (52,883)      --
   Accounts payable........................................    4,887    (2,614)
   Other current assets & liabilities (1)..................   80,124    35,831
 Other, net................................................    7,229    (7,631)
                                                            --------  --------
 Net cash provided by operating activities.................  287,245   179,190
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of businesses, net of cash acquired...........    4,337   (22,594)
 Capital expenditures...................................... (130,749) (108,261)
 Investments in partnerships...............................  (19,998)   (4,324)
 Sale of nonutility asset..................................    5,617       --
 Deposits to nuclear decommissioning trust funds...........   (6,404)   (3,180)
 Other, net................................................    1,603     1,445
                                                            --------  --------
 Net cash used by investing activities..................... (145,594) (136,914)
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common dividends paid..................................... (110,269)  (70,266)
 Issuances:   Long-term debt...............................   33,000   124,200
              Common stock.................................       63    17,711
 Redemptions: Long-term debt............................... (193,546)  (27,256)
              Variable rate demand bonds...................      --     (1,500)
              Common stock.................................   (4,967)   (7,274)
              Preferred stock..............................  (10,000)      --
 Principal portion of capital lease payments...............  (14,087)   (4,462)
 Net change in short-term debt.............................  202,261   (72,972)
 Cost of issuances and refinancings........................     (570)   (4,159)
                                                            --------  --------
 Net cash used by financing activities.....................  (98,115)  (45,978)
                                                            --------  --------
 Net change in cash and cash equivalents...................   43,536    (3,702)
 Cash and cash equivalents at beginning of period..........   35,339    36,533
                                                            --------  --------
 Cash and cash equivalents at end of period................ $ 78,875  $ 32,831
                                                            ========  ========

(1) Other than debt and deferred income taxes classified as current.

          See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                                   --------
       CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                            Additional
                                    Par Value             Paid-in Capital
                            ------------------------  ------------------------
                                           Class A                   Class A                               Unearned
                              Common       Common       Common       Common      Retained      Treasury     Compen-
                               Stock        Stock        Stock        Stock      Earnings       Stock       sation        Total
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
December 31, 1997            $  139,116                $  526,812                $  300,757   $  (11,687)  $     (502)  $  954,496

Net income                                                                          129,034                                129,034

Common stock issued for:
     Business
     acquisitions                                                                                  9,090                     9,090
     Incentive
     compensation                     7                      (427)                                   483                        63
     Atlantic
     common stock                   394   $       66      813,135   $  107,095                                             920,690
     DPL common
     stock                          618                   665,423                                 (4,580)        (502)     660,959

Common stock issuance costs                                (4,150)                                                          (4,150)

DPL common stock canceled      (139,123)                 (526,918)                                 4,580          502     (660,959)

Common stock dividends:
     Common stock                                                                  (116,597)                              (116,597)
     Class A
     common stock                                                                   (15,745)                               (15,745)


Reacquired common stock                                       122                                 (4,967)                   (4,845)

Canceled common stock                (1)                   (2,707)                                 2,708                         -

Incentive compensation
  Expense recognition                                         300                                                 (43)         257
  Forfeited common shares                                     (12)                                  (533)         545            -
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
September 30, 1998           $    1,011   $       66   $1,471,578   $  107,095   $  297,449   $   (4,906)           -   $1,872,293
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

NUMBER OF COMMON SHARES ISSUED AND OUTSTANDING
----------------------------------------------

                                           Common               Common               Common              Class A
                                            Stock              Treasury              Stock               Common
                                           Issued               Stock             Outstanding             Stock
                                      ----------------     ----------------     ----------------     ----------------
December 31, 1997                           61,829,499             (619,237)          61,210,262

Common stock issued for:
    Business
    acquisitions                                                    488,473              488,473
    Incentive
    compensation                                 3,200               22,481               25,681
    Atlantic
    common stock                            39,363,672                                39,363,672            6,560,612
    DPL common
    stock                                   61,832,699                                61,832,699

DPL common stock canceled                  (61,832,699)                              (61,832,699)

Reacquired common stock                                            (230,617)            (230,617)

Canceled common stock                         (127,273)             127,273

Forfeited incentive shares                                          (25,158)             (25,158)
                                      ----------------     ----------------     ----------------     ----------------
September 30, 1998                         101,069,098             (236,785)         100,832,313            6,560,612
                                      ----------------     ----------------     ----------------     ----------------

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

Dividends on preferred stock of DPL for the prior reporting periods have been reclassified to Preferred Stock Dividend Requirements of Subsidiaries, resulting in a deduction before (rather than after) net income. This reclassification reflects the current organizational structure in which DPL is a subsidiary of Conectiv. See Note 4 to the Consolidated Financial Statements.


2.  ACCOUNTING FOR ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES
    ------------------------------------------------------------

Conectiv actively participates in the wholesale energy markets to support its wholesale utility and competitive retail marketing activities. Conectiv's energy market participation exposes Conectiv to commodity market risk when, at times, Conectiv creates net open energy commodity positions or allows net open positions to continue. To the extent that Conectiv has net open positions, controls are in place that are intended to keep risk exposures within certain management-approved risk tolerance levels.

The Emerging Issues Task Force (EITF), which evaluates accounting issues under the direction of the Financial Accounting Standards Board (FASB), has reached a tentative conclusion concerning accounting for energy trading activities.
Energy trading activities include the purchase or sale of energy with the objective of earning profits resulting from changes in market prices. Conectiv accrues losses on firm commitments, and records other gains and losses from energy trading transactions at the time of settlement. The EITF has tentatively concluded that, effective for financial statements issued for fiscal years beginning after December 15, 1998, contracts entered into in connection with energy trading activities should be marked to market, with gains and losses (unrealized and realized) shown net in the income statement. This accounting method would change the timing of gain and loss recognition in the income statement and recognize assets and liabilities for unrealized gains and losses.


3.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
    ------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 which becomes effective in the first quarter of fiscal years beginning after June 15, 1999, unless early adoption is elected. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as assets or liabilities in the balance sheet and be measured at fair value. Under specified conditions, a derivative may be designated as a hedge. The change in the fair value of derivatives which are not designated as hedges is recognized in earnings. For derivatives designated as hedges of changes in the fair value of an asset or liability, or as a hedge of exposure to variable cash flows of a forecasted transaction, earnings are affected to the extent the hedge does not match offsetting changes in the hedged item.

Upon adoption of SFAS No. 133, Conectiv's balance sheet will be adjusted to include assets and liabilities for the fair market value of derivative instruments. Deferred gains and losses on derivative instruments existing at the time of adoption will be eliminated and be recorded as an effect of a change in accounting principle in net income or other comprehensive income. As discussed in Note 2 to the Consolidated Financial Statements, if the EITF tentative conclusion on Accounting for Energy Trading and Risk Management Activities becomes final, no gains or losses from energy trading activities will have been deferred upon Conectiv's adoption of SFAS No. 133. For additional information concerning Conectiv's current accounting policy for derivatives and related energy trading activities, refer to Notes 1 and 6 to the Financial Statements in the 1997 Report on Form 10-K for DPL.


4.  MERGER WITH ATLANTIC ENERGY, INC.
    ---------------------------------

As previously reported, on March 1, 1998, DPL and ACE became wholly-owned subsidiaries of Conectiv (the Merger). Before the Merger, Atlantic Energy, Inc. (Atlantic) owned ACE, an electric utility serving the southern one-third of New Jersey, and AEE (which owns nonutility subsidiaries). As a result of the Merger, Atlantic was merged out of existence, and Conectiv owns (directly or indirectly) ACE, AEE, DPL, and the nonutility subsidiaries formerly held by DPL. Conectiv is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

In accordance with the terms of the Merger, DPL common stockholders received one share of Conectiv common stock in exchange for each share of DPL common stock, and Atlantic common stockholders received 0.75 of one share of Conectiv common stock and 0.125 of one share of Conectiv Class A common stock in exchange for each share of Atlantic common stock. Atlantic stockholders and DPL stockholders received 39,363,672 and 61,832,699 shares of Conectiv common stock, respectively. Atlantic stockholders received 6,560,612 shares of Conectiv Class A common stock. See Note 7 to the Consolidated Financial Statements for information concerning Conectiv Class A common stock and the apportionment of earnings between Conectiv Class A common stock and Conectiv common stock.

The Merger was accounted for under the purchase method of accounting, with DPL as the acquirer. Based on the Merger date of March 1, 1998, the Consolidated Statement of Income for the nine months ended September 30, 1998 includes seven months of results of operations for ACE and AEE.

The total consideration paid to Atlantic's common stockholders, measured by the average daily closing market price of Atlantic's common stock for the three trading days immediately preceding and the three trading days immediately following the public announcement of the Merger, was $920.7 million. In connection with the Merger, $270.3 million of goodwill was recorded, which is being amortized over 40 years. An actuarial valuation of Atlantic's pension plan liability as of the date of the Merger, based on updated assumptions and data, resulted in a $33.3 million increase in goodwill recorded in the third quarter of 1998. The other effects on the financial statements of the actuarial valuation of Atlantic's pension plan were a $56.4 million decrease in prepaid employee benefit costs and a $23.1 million increase in deferred tax assets.

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


                                            Three Months Ended     Nine Months Ended
                                               September 30           September 30
                                           --------------------  ----------------------
(Dollars in Thousands except
per share amounts)                            1998       1997       1998        1997
-----------------------------------------  ----------  --------  ----------  ----------
Operating Revenues                         $1,012,479  $742,897  $2,365,294  $1,893,307
Operating Income                           $  200,755  $173,962  $  353,490  $  378,330
Net Income                                 $   93,668  $ 83,506  $  131,275  $  157,913
Earnings Applicable to Common Stock:
  Common stock                             $   84,221  $ 72,194  $  119,483  $  141,693
  Class A common stock                     $    9,447  $ 11,312  $   11,792  $   16,220
Average common shares outstanding (000)
  Common stock                                101,011   101,005     101,026     101,005
  Class A common stock                          6,561     6,561       6,561       6,561
Basic and Diluted Earnings per average
share outstanding of:
  Common stock                             $     0.83  $   0.71  $     1.18  $     1.40
  Class A common stock                     $     1.44  $   1.72  $     1.80  $     2.47


The pro forma information shown above has not been adjusted to exclude the effects of employee separation and other Merger-related costs incurred by DPL. For the nine months ended September 30, 1998, these costs reduced operating income, net income, and earnings applicable to common stock by $27.1 million, $16.4 million, and $16.4 million, respectively. For the three months ended September 30, 1998, higher estimated costs ($3.1 million) were partly offset by gains on settlements of pension obligations ($2.4 million), which caused operating income, net income, and earnings applicable to common stock to decrease by $0.7 million, $0.4 million, and $0.4 million, respectively. See
Note 6 to the Consolidated Financial Statements for additional information.


5.  RATE MATTERS
    ------------

Merger Rate Decrease

ACE and DPL are sharing a portion of the net cost savings expected to result from the Merger with their customers through reduced electric and gas retail customer base rates. ACE's total Merger-related electric base rate decrease of $15.7 million is being phased-in as follows: (1) $5.0 million effective January 1, 1998 coincident with a $5.0 million increase for recovery of other postretirement benefit costs; (2) $9.9 million effective March 1, 1998, and (3) $0.8 million effective January 1, 1999. DPL's total Merger-related base rate decrease of $13.0 million is being phased-in as follows: (1) $11.5 million effective March 1, 1998, (2) $1.1 million effective March 1, 1999, and (3) $0.4 million effective March 1, 2000.

Electric Utility Industry Restructuring--Background and Accounting Information

For previously reported information on ACE's filings with the New Jersey Board of Public Utilities (BPU) concerning stranded costs, see pages 3 to 4 of ACE's 1997 Report on Form 10-K. For previously reported information concerning restructuring the electric utility industry in Delaware, Maryland and Virginia, refer to page I-2 and page I-4 of DPL's 1997 report on Form 10-K and Note 4 to the Consolidated Financial Statements of Conectiv's Second Quarter 1998 report on Form 10-Q.

As previously reported and as discussed below, ACE and DPL have quantified stranded costs in regulatory filings in New Jersey and Maryland, respectively. The amount of stranded costs ultimately recovered from utility customers and the final form of legislation deregulating the electric utility industry in any of Conectiv's regulated utility jurisdictions cannot be predicted. Also, the quantification of stranded costs under existing generally accepted accounting principles (GAAP) can differ from methods used in regulatory filings. Among other differences, GAAP precludes recognition of the gains on plants (or purchased power contracts) not impaired, but requires write down of the plants that are impaired. Due to the aforementioned considerations, Conectiv's management currently cannot predict the ultimate effects that electric utility industry deregulation may have on the financial statements of Conectiv and its subsidiaries, although such effects could be material. Any stranded costs recovered from transmission and distribution customers through a market transition charge are expected to reduce the potential one-time charge for the write-down of assets or reserve for uneconomic purchased power contracts.

In the course of electric restructuring proceedings in any of Conectiv's regulated utility jurisdictions, the portion of base rates which remains subject to rate regulation may be decreased.

New Jersey Electric Utility Industry Restructuring

On August 19, 1998, an Administrative Law Judge (ALJ) from the New Jersey Office of Administrative Law issued an initial decision on ACE's stranded costs and unbundled rate filing. The ALJ, in reviewing ACE's filing, recognized that ACE's stranded costs were $812 million for nonutility generation contracts and $397 million for generation assets. The ALJ made no specific recommendations on
rate issues.   A final BPU decision on this filing is expected in the first quarter of 1999 if the necessary legislation is approved by the New Jersey legislature and signed by the Governor in the fourth quarter of 1998.

The "Electric Discount and Energy Competition Act" was introduced into the New Jersey Assembly as Bill A-10 (the Bill) on September 14, 1998. Among other things, the Bill would require the BPU to provide for retail choice of electric power suppliers; deregulation of electric power rates and other competitive services, such as metering and billing; separation of competitive and regulated services; unbundling of rates for electric power service; and licensing of electric and gas suppliers. The Bill provides June 1, 1999 as the starting date for each utility to provide retail choice of electric power suppliers to its customers. Full implementation of retail choice is expected within 4 months of the start date of retail competition. A companion Senate bill (Bill S-5) was introduced shortly after the Assembly Bill and contained identical provisions.

In connection with the deregulation of electric power rates, the Bill would authorize the BPU to permit electric public utilities to recover a portion of their stranded costs through a non-bypassable market transition charge for a fixed number of years. In addition, the Bill would allow for the issuance of transition bonds to finance portions of a given utility's stranded costs, as determined to be appropriate by the BPU.

The Senate and Assembly are currently holding legislative committee hearings. These hearings will allow ACE and others the opportunity to voice their support or opposition and to suggest amendments to the Bills. Full legislative action is expected by year-end 1998, after the completion of the hearings.

The Bills contain provisions which mandate reductions in ACE's base rates by a minimum of five to ten percent, relative to the aggregate level of bundled rates in effect as of April 30, 1997. Under certain circumstances, the minimum rate reductions may be implemented according to specified time frames. Rate reductions in addition to the minimums prescribed may be ordered by the BPU, if it determines that such reductions are necessary in order to achieve just and reasonable rates. Conectiv's management believes that any rate reductions, including the minimums required by the proposed legislation, should give consideration to a utility's financial integrity and result in just and reasonable rates.

If enacted in its present form, the rate reductions contained in the Bill could have a material effect upon the results of operations of ACE and Conectiv.

Delaware Utility Industry Restructuring

Legislation (House Bill 570) providing Delaware retail customers with the ability to choose their electric power supplier in July 1999 was passed by the Delaware House of Representatives on June 2, 1998. However, on June 30, 1998, the Delaware General Assembly adjourned without a Senate vote on House Bill 570, delaying consideration of Delaware restructuring legislation until 1999.

In September 1998, the Alliance for Fair Electric Competition Today, which includes DPL, began negotiations with Delaware executive branch representatives and Delaware Public Service Commission and Staff representatives to structure consensus legislation for passage early in 1999.


Maryland Utility Industry Restructuring

As previously reported in Note 4 to the Consolidated Financial Statements of Conectiv's Second Quarter 1998 report on Form 10-Q, on July 1, 1998, DPL filed with the Maryland Public Service Commission (MPSC) its quantification of stranded costs and computation of unbundled rates. Stranded costs were estimated to be $217 million on a DPL system-wide basis, including $123 million attributable to generating units, $54 million associated with purchased power contracts, $21 million related to fuel inventory financing costs, and $19 million of regulatory assets. DPL proposed full recovery of the Maryland retail portion of the stranded costs over a three-year period, starting with the commencement of retail competition on July 3, 2000. The MPSC is scheduled to issue an order on stranded cost recovery by October 1, 1999.

On September 10, 1998, the MPSC issued an Order addressing rehearing applications and motions to strike filed by several parties in January 1998. Among other things, the Order confirmed a schedule intended to result in electric retail competition by July 3, 2000, and the adoption of an interstate reciprocity requirement. DPL's request to deregulate generation assets at the beginning of the transition period was denied. The MPSC proposes to deregulate generation assets once the market is deemed to be competitive. On October 7, 1998, DPL sought re-consideration of the MPSC's Order. On October 9, 1998, DPL filed an appeal of the Order to preserve DPL's rights with respect to portions of the Order that might be deemed final.

Virginia

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


6.  EMPLOYEE SEPARATION AND OTHER MERGER-RELATED COSTS
    --------------------------------------------------

To achieve workforce reductions in conjunction with the Merger, Conectiv utilized enhanced retirement offers and other employee separation programs. On a combined basis, DPL and Atlantic had approximately 4,600 employees prior to the Merger. The employee separation programs are expected to reduce the number of employees by approximately 785, of which about 730 employee separations have occurred.

The employee separation and other costs for DPL employees under Statement of Financial Accounting Standards (SFAS) No. 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," were charged to operating expenses. For the nine months ended September 30, 1998, such DPL costs were $27.1 million before taxes, reducing net income and earnings per common share by $16.4 million and $0.18, respectively. The charge to expense was reduced by a net $45.4 million gain from curtailments and settlements of pension and other postretirement benefits, which was recognized under SFAS No. 88 based on actual settlements through September 30, 1998. For the three months ended September 30, 1998, higher estimated costs ($3.1 million) were partly offset by gains on settlements of pension obligations ($2.4 million) resulting in a net pre-tax expense of $0.7 million, or $0.4 million after-taxes.

For the nine months ended September 30, 1998, employee separation, relocation, and other related costs for Atlantic and ACE employees were $49.5 million before taxes ($29.8 million after taxes) and were capitalized as costs of the Merger.

Of the $76.6 million of costs discussed above for DPL, Atlantic, and ACE, $40.7 million were paid as of September 30, 1998, $19.8 million will not require the use of operating funds, and $16.1 million remains to be paid from operating funds.


7.  CONECTIV CLASS A COMMON STOCK
    -----------------------------

Conectiv Class A common stock provides its holders a proportionately greater opportunity to share in the growth prospects of, and a proportionately greater exposure to the uncertainties associated with, the electric utility business of ACE. Earnings applicable to Conectiv Class A common stock are equal to 30% of the net of (1) earnings attributable to ACE's regulated electric utility business, as the business existed on August 9, 1996, less (2) $40 million per year. Earnings applicable to Conectiv common stock are the consolidated earnings of Conectiv less earnings applicable to Conectiv Class A common stock.

Presented on the following page is summarized ACE financial information and the calculation of earnings applicable to Conectiv Class A common stock. The year-to-date ACE income statement amounts are for the seven months ended September 30, 1998, which is the period included in the

Consolidated Conectiv Statement of Income for the nine months ended September 30, 1998, under the purchase method of accounting.

Summarized Financial Information of Atlantic City Electric Company
------------------------------------------------------------------
(Dollars in Thousands) (Unaudited)


                                                                         Three Months         Seven Months
                                                                             Ended                Ended
 Income Statement Information                                          September 30, 1998   September 30, 1998
-------------------------------                                        -------------------  -------------------
 Operating Revenues                                                      $        331,403     $        649,364
 Operating Income (1)                                                    $         87,761     $         94,198
 Net Income (1)                                                          $         40,687     $         31,620

                                                                           September 30,
 Balance Sheet Information                                                     1998
-------------------------------                                          ----------------
 Current assets                                                          $        274,344
 Noncurrent assets                                                              2,140,045
                                                                         ----------------
 Total assets                                                            $      2,414,389
                                                                         ================

 Current liabilities                                                     $        241,587
 Noncurrent liabilities                                                         1,289,989
 Preferred stock                                                                  123,950
 Common stockholders' equity                                                      758,863
                                                                         ----------------
 Total capitalization and liabilities                                    $      2,414,389
                                                                         ================

Computation of Earnings Applicable to Conectiv Class A Common Stock
---------------------------------------------------------------------
(Dollars in Thousands) (Unaudited)

                                                                                   Three Months         Seven Months
                                                                                      Ended                Ended
                                                                                September 30, 1998   September 30, 1998
                                                                                ------------------   ------------------
  Net Income of ACE (1)                                                          $          40,687    $          31,620
  Exclude:  Employee separation and other
    Merger-related costs (1)                                                                   600               29,559
   Net loss of nonutility activities                                                           203                  950
   Pro-rata portion of fixed amount of $40 million per year                                (10,000)             (23,333)
                                                                                ------------------   ------------------
  Subtotal                                                                                  31,490               38,796
  Percentage applicable to Conectiv Class A common stock                                        30%                  30%
                                                                                ------------------   ------------------
  Earnings applicable to Conectiv Class A common stock                           $           9,447    $          11,639
                                                                                ==================   ==================

   (1) The amounts shown above reflect employee separation and other Merger-related costs for ACE which reduced ACE's operating income and net income for the seven months ended September 30, 1998, by $49.1 million and $29.6 million, respectively. For the three months ended September 30, 1998, ACE's operating income and net income decreased by $1.0 million and $0.6 million, respectively, due to revision of ACE's estimated employee separation and other Merger-related costs. In the Consolidated Conectiv Financial Statements, these costs were capitalized as costs of the Merger, as discussed in Note 6 to the Consolidated Financial Statements.

8.  DEBT
    ----

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

In May 1998, ACE repaid at maturity $6.0 million of 5.5% Medium-Term Notes and $2.5 million of 7.25% Debentures.

In June 1998, DPL repaid at maturity $25.0 million of 5.69% Medium-Term Notes and $1.0 million of 6.95% Amortizing First Mortgage Bonds.

As of September 30, 1998, Conectiv's $295.4 million short-term debt balance was comprised primarily of $259.5 million of borrowings under Conectiv's $500 million revolving credit facilities. The weighted average interest rate on the total $295.4 million short-term debt balance as of September 30, 1998 was 6.1%.

9.  CONTINGENCIES
    -------------

Environmental Matters
---------------------

Conectiv's subsidiaries are subject to regulation with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Conectiv's current liabilities include $3.0 million as of September 30, 1998, and $2.0 million as of December 31, 1997, for potential clean-up and other costs related to sites at which a Conectiv subsidiary is a potentially responsible party or alleged to be a third party contributor. Conectiv does not expect such future costs to have a material effect on its financial position or results of operations. For additional information concerning environmental matters, refer to Part II, Item 5.

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


10. SUPPLEMENTAL CASH FLOW INFORMATION
    ----------------------------------

See the Consolidated Statement of Changes in Common Stockholders' Equity and
Note 4 to the Consolidated Financial Statements for information concerning the issuance of Conectiv common stock and Conectiv Class A common stock in exchange for DPL and Atlantic common stock.

Cash paid for interest, net of amounts capitalized, was $96.5 million for the nine months ended September 30, 1998, and $50.0 million for the nine months ended September 30, 1997. Cash paid for income taxes was $48.9 million for the nine months ended September 30, 1998, and $42.7 million for the nine months ended September 30, 1997.


11. STOCKHOLDERS RIGHTS PLAN
    ------------------------

On April 23, 1998, Conectiv's Board of Directors adopted a Stockholders Rights Plan (the Plan). Under the Plan, holders of Conectiv Common Stock and holders of Conectiv Class A Common Stock were granted preferred stock purchase rights on May 11, 1998, by means of a dividend at the rate of one Right for each share of Common Stock and one Right for each share of Class A Common Stock held. The rights expire in 10 years.

The purpose of the Plan is to guard against partial tender offers or abusive or unfair tactics that might be used in an attempt to gain control of Conectiv without paying all stockholders a fair price for their shares. The Plan will not prevent takeovers, but is designed to deter coercive, abusive, or unfair takeover tactics and to encourage individuals or entities attempting to acquire Conectiv to first negotiate with the Board of Directors.

Each Right would, after the rights become exercisable, entitle the holder to purchase from Conectiv one one-hundredth of one share of Series One Junior Preferred Stock or one one-hundredth of one share of Series Two Junior Preferred Stock at an initial price of $65. The Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the aggregate voting power represented by Conectiv's outstanding securities (i.e. becomes an "Acquiring Person" as defined in the Rights Plan) or commences a tender or exchange offer to acquire beneficial ownership of 15% or more of the aggregate voting power represented by Conectiv's outstanding securities. Conectiv generally will be entitled to redeem the Rights at $.01 per Right at any time before a person or group becomes an Acquiring Person.

12. PREFERRED STOCK OF SUBSIDIARIES
    -------------------------------

On August 3, 1998, ACE redeemed the remaining 100,000 shares of its $8.20 No Par Preferred Stock (subject to mandatory redemption) at $100 per share or $10.0 million in total (the book value of the preferred stock).

In October 1998, ACE purchased and retired 237,232 shares, or $23,723,000, of preferred stock not subject to mandatory redemption which had an average dividend rate of 4.4%.

A wholly owned subsidiary trust (Atlantic Capital II) was established in September 1998 as a financing subsidiary of ACE for the purposes of issuing common and preferred trust securities and holding 7 3/8% Junior Subordinated Debentures (the Debentures). The Debentures held by the trust are its only assets. The trust uses interest payments received on the Debentures it holds to make cash distributions on the trust securities.

The combination of the obligations of ACE pursuant to the Debentures and ACE's guarantee of distributions with respect to trust securities, to the extent the trust has funds available therefor, constitute a full and unconditional guarantee by ACE of the obligations of the trust under the trust securities the trust has issued. ACE is the owner of all of the common securities of the trust, which constitute approximately 3% of the liquidation amount of all of the trust securities issued by the trust.

In November 1998, the trust issued $25 million in aggregate liquidation amount of 7 3/8% Cumulative Trust Preferred Capital Securities (representing 1,000,000 preferred securities at $25 per security). At the same time, $25.8 million in aggregate principal amount of 7 3/8% Junior Subordinated Debentures, Series I, due 2028, were issued to the trust. For consolidated financial reporting purposes, the Debentures are eliminated in consolidation against the trust's investment in the Debentures. The preferred trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures are subject to redemption, in whole or in part at the option of ACE, at 100% of their principal amount plus accrued interest, after an initial period during which they may not be redeemed and at any time upon the occurrence of certain events.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

MERGER WITH ATLANTIC
--------------------

As discussed in Note 4 to the Consolidated Financial Statements, on March 1, 1998, DPL and ACE became wholly-owned subsidiaries of Conectiv (the Merger). Before the Merger, Atlantic Energy, Inc. (Atlantic) owned ACE, an electric utility serving the southern one-third of New Jersey, and AEE, which owns nonutility subsidiaries. As a result of the Merger, Atlantic was merged out of existence and Conectiv owns (directly or indirectly) ACE, AEE, DPL, and the nonutility subsidiaries formerly held by DPL.

Effective with the Merger, DPL common stockholders received one share of Conectiv common stock in exchange for one share of DPL common stock, and Atlantic common stockholders received 0.75 of one share of Conectiv common stock and 0.125 of one share of Conectiv Class A common stock in exchange for one share of Atlantic common stock.

Under the purchase method of accounting, with DPL as the acquirer, the Consolidated Statement of Income for the nine months ended September 30, 1998 includes seven months (March 1998 through September 1998) of results of operations for ACE and AEE.

EARNINGS SUMMARY
----------------

Reported earnings applicable to Conectiv common stock were $84.2 million, or $0.83 per average common share (101,011,000 average common shares) for the third quarter of 1998 compared to $38.3 million, or $0.63 per average common share (61,247,000 average common shares), respectively, for the third quarter of 1997. The $0.20 increase in earnings per common share reflects higher utility net earnings due to an 8.5% retail electric sales increase from hotter summer weather, lower DPL utility operating and maintenance expenses, and net earnings of the former Atlantic companies in excess of the dilution resulting from Conectiv common shares issued to Atlantic stockholders. The utility net earnings increase was substantially offset by anticipated expenses associated with Conectiv's investments in its new service businesses [telecommunications, thermal heating and cooling systems, and heating, ventilation, and air conditioning (HVAC) operations] and participation in the competitive energy markets. In the third quarter of 1998, these activities resulted in a net loss of $5.3 million after taxes.

Results of operations for the nine months ended September 30, 1998 include a charge for DPL employee separation costs and other Merger-related costs of $27.1 million before taxes, $16.4 million after taxes, or $0.18 per share. The year-to-date Merger-related charge reflects certain costs associated with achieving estimated Merger-related cost savings of $500 million over the next 10 years.
On a combined basis, DPL and ACE had approximately 4,600 employees prior to the Merger. As of September 30, 1998, employee separation programs had reduced the number of employees by approximately 730.

Reported earnings applicable to Conectiv common stock were $117.4 million, or $1.27 per average common share (92,253,000 average common shares) for the nine months ended September 30, 1998, compared to earnings applicable to common stock of $79.8 million, or $1.31 per average common share (61,093,000 average common shares) for the nine months ended September 30, 1997. Excluding the impact of DPL employee separation costs and other Merger-related costs, earnings per common share for the nine months ended September 30, 1998 were $1.45 compared to $1.31 for the same period last year.

The $0.14 increase in year-to-date earnings per common share (as adjusted) was due essentially to the same factors affecting the third quarter earnings variance, except that the increase in retail electric sales was lower because of milder winter weather. For the nine months ended September 30, 1998, Conectiv's investment in the operations of its new service businesses and participation in the competitive energy markets resulted in a net loss of $18.0 million after taxes.

Earnings applicable to Conectiv Class A common stock were $9,447,000 or $1.44 per Conectiv Class A common share for the third quarter of 1998, and $11,639,000 or $1.77 per Conectiv Class A common share for the nine months ended September 30, 1998. For additional information, see Note 7 to the Consolidated Financial Statements.

As discussed below, Conectiv is in a transition caused by electric utility restructuring in New Jersey, Delaware, Maryland, and elsewhere in the region. Conectiv continues to invest in the establishment and growth of new competitive businesses, with the objective of providing new sources of earnings in anticipation of the realization of lower margins on energy sales as the generation portion of the utility business is restructured.

During this transition, management will remain focused on maximizing total shareholder return -- the combination of common stock price appreciation and dividends paid. Conectiv's financial policies will continue to be reviewed periodically throughout this transition and will reflect results of operations, financial condition, capital requirements, and other relevant considerations, such as the progress and outcome of restructuring activities in various states and the financial requirements of Conectiv's new competitive businesses.


ELECTRIC UTILITY INDUSTRY RESTRUCTURING
---------------------------------------

For previously reported information on ACE's filings with the New Jersey Board of Public Utilities (BPU) concerning stranded costs, see pages 3 to 4 of ACE's 1997 Report on Form 10-K. For previously reported information concerning restructuring the electric utility industry in Delaware, Maryland and Virginia, refer to page I-2 and page I-4 of DPL's 1997 report on Form 10-K and Note 4 to the Consolidated Financial Statements of Conectiv's Second Quarter 1998 report on Form 10-Q.

As previously reported and as discussed below, ACE and DPL have quantified stranded costs in regulatory filings in New Jersey and Maryland, respectively. The amount of stranded costs ultimately recovered from utility customers and the final form of legislation deregulating the electric utility industry in any of Conectiv's regulated utility jurisdictions cannot be predicted. Also, the quantification of stranded costs under existing generally accepted accounting principles (GAAP) can differ from methods used in regulatory filings. Among other differences, GAAP precludes recognition of the gains on plants (or purchased power contracts) not impaired, but requires write down of the plants that are impaired. Due to the aforementioned considerations, Conectiv's management currently cannot predict the ultimate effects that electric utility industry deregulation may have on the financial statements of Conectiv and its subsidiaries, although such effects could be material. Any stranded costs recovered from transmission and distribution customers through a market transition charge are expected to reduce the potential one-time charge for the write-down of assets or reserve for uneconomic purchased power contracts.

In the course of electric restructuring proceedings in any of Conectiv's regulated utility jurisdictions, the portion of base rates which remains subject to rate regulation may be decreased.

New Jersey

On August 19, 1998, an Administrative Law Judge (ALJ) from the New Jersey Office of Administrative Law issued an initial decision on ACE's stranded costs and unbundled rate filing. The ALJ, in reviewing ACE's filing, recognized that ACE's stranded costs were $812 million for nonutility generation contracts and $397 million for generation. The ALJ made no specific recommendations on rate
issues.   A final BPU decision on this filing is expected in the first quarter of 1999 provided that the necessary legislation is approved by the New Jersey legislature and signed by the Governor in the fourth quarter of 1998.

The "Electric Discount and Energy Competition Act" was introduced into the New Jersey Assembly as Bill A-10 (the Bill) on September 14, 1998. A companion Senate Bill (Bill S-5) was introduced shortly after the Assembly Bill and contained identical provisions. The Bill provides for deregulation of electric power rates and June 1, 1999 as the date for each utility to begin providing retail choice of electric power suppliers to its customers. The Bill also contains provisions which mandate reductions in rates by a minimum of five to ten percent, relative to the aggregate level of bundled rates in effect as of April 30, 1997.

If enacted in its present form, the rate reductions contained in the Bill could have a material effect upon the results of operations of ACE and Conectiv. The Senate and Assembly are currently holding legislative committee hearings on the Bills. These hearings will allow ACE and others the opportunity to voice their support or opposition and to suggest amendments to the Bills. Full legislative action is expected by year-end 1998, after the completion of the hearings. For additional information concerning the Bill, refer to Note 5 to the Consolidated Financial Statements included in this report.

Delaware

Legislation (House Bill 570) providing Delaware retail customers with the ability to choose their electric power supplier in July 1999 was passed by the Delaware House of Representatives on June 2, 1998. However, on June 30, 1998, the Delaware General Assembly adjourned without a Senate vote on House Bill 570, delaying consideration of Delaware restructuring legislation until 1999.

In September 1998, the Alliance for Fair Electric Competition Today, which includes DPL, began negotiations with Delaware executive branch representatives and Delaware Public Service Commission and Staff representatives to structure consensus legislation for passage early in 1999.

Maryland

As previously reported in Note 4 to the Consolidated Financial Statements of Conectiv's Second Quarter 1998 report on Form 10-Q, on July 1, 1998, DPL filed with the Maryland Public Service Commission (MPSC) its quantification of stranded costs and computation of unbundled rates. Stranded costs were estimated to be $217 million on a DPL system-wide basis, including $123 million attributable to generating units, $54 million associated with purchased power contracts, $21 million related to fuel inventory financing costs, and $19 million of regulatory assets. DPL proposed full recovery of the Maryland retail portion of the stranded costs over a three-year period, starting with the commencement of retail competition on July 3, 2000. The MPSC is scheduled to issue an order on stranded cost recovery by October 1, 1999.

On September 10, 1998, the MPSC issued an Order addressing rehearing applications and motions to strike filed by several parties in January 1998. Among other things, the Order confirmed a schedule intended to result in electric retail competition by July 3, 2000, and the adoption of an interstate reciprocity requirement. DPL's request to deregulate generation assets at the beginning of the transition period was denied. The MPSC proposes to deregulate generation assets once the market is deemed to be competitive. On October 7, 1998, DPL sought re-consideration of the MPSC's Order. On October 9, 1998, DPL filed an appeal of the Order to preserve DPL's rights with respect to portions of the Order that might be deemed final.

Virginia

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


ELECTRIC REVENUES
-----------------

Details of the changes in the various components of electric revenues for the third quarter of 1998 compared to the third quarter of 1997 are shown below (dollars in millions):


                                       Consolidated
                                         Conectiv     ACE     DPL
                                       ------------  ------  ------
      Non-fuel (Base Rate) Revenues    $   210.4     $191.5  $ 18.9
      Fuel Revenues                        114.1      114.0     0.1
      Interchange Delivery Revenues         50.4       21.2    29.2
      Merchant Revenues                    125.7        5.8   119.9
                                          ------     ------  ------
       Total                           $   500.6     $332.5  $168.1
                                          ======     ======  ======

In the third quarter, consolidated Conectiv electric revenues increased by $500.6 million, from $332.4 million for the third quarter of 1997 to $833.0 million for the third quarter of 1998. As shown above, $332.5 million of the $500.6 million increase in Conectiv's total electric revenues was due to the Merger. The addition of ACE's customer base roughly doubled the number of electric customers served. On a pro forma basis, as though Conectiv's operating results included ACE's operations in 1997, electric retail kilowatt-hour (kWh) sales increased 8.5% primarily due to hotter summer weather which caused higher kWh usage by residential and commercial customers. Conectiv's increase in non-fuel (or base rate) revenues was reduced by approximately $6.2 million due to the Merger-related customer base rate decreases discussed in Note 5 to the Consolidated Financial Statements.

Fuel and interchange revenues generally do not affect net income due to (1) ACE's Levelized Energy Clause (LEC), as discussed on page 51 of ACE's 1997 Report on Form 10-K, and (2) DPL's fuel adjustment clauses, as discussed on page II-9 of DPL's 1997 Report on Form 10-K.

Electric merchant revenues from off-system, unregulated sales increased mainly because Conectiv's merchant group has grown its business substantially since 1997, when the group commenced operations. Conectiv actively participates in the wholesale energy markets to support its wholesale utility and competitive retail marketing activities. Conectiv's energy market participation exposes Conectiv to commodity market risk when, at times, Conectiv creates net open energy commodity positions or allows net open positions to continue. To the extent that Conectiv has net open positions, controls are in place that are intended to keep risk exposures within certain management approved risk tolerance levels.

Gross margins (revenues net of fuel costs) from unregulated electric merchant sales increased by approximately $6.8 million mainly due to profitable transactions settled in the third quarter of 1998. Due to the nature of the product sold (a bulk commodity) and competitive markets, the margin percentage from merchant revenues in excess of related energy costs is generally relatively small.

Conectiv has emerged as a leading independent energy marketer in Pennsylvania by adding more than 30,000 new customers in Pennsylvania's pilot programs for customer choice of electric suppliers. Pennsylvania is transitioning to a deregulated retail electric power market. One-third of all Pennsylvania consumers will be able to choose their electric power supplier by January 1, 1999, another third will have choice by January 2, 2000, and all Pennsylvania consumers will have choice by January 2, 2001. As the Pennsylvania electric choice program expands, Conectiv's management believes that Conectiv will retain many of its new customers and attract an even larger share of the market.

Details of the changes in the various components of electric revenues for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997, are shown below (dollars in millions):


                                       Consolidated
                                         Conectiv     ACE      DPL
                                       ------------  ------  -------
      Non-fuel (Base Rate) Revenues    $   392.5     $366.7  $ 25.8
      Fuel Revenues                        216.0      224.1    (8.1)
      Interchange Delivery Revenues         90.3       45.9    44.4
      Merchant Revenues                    173.4       10.6   162.8
                                          ------     ------  ------
       Total                           $   872.2     $647.3  $224.9
                                          ======     ======  ======

For the nine months ended September 30, 1998, consolidated Conectiv electric revenues increased by $872.2 million, from $841.4 million for the nine months ended September 30, 1997 to $1,713.6 million for the nine months ended September 30, 1998. As shown above, $647.3 million of the $872.2 million increase in Conectiv's total electric revenues was due to the Merger. On a pro forma basis, as though Conectiv's operating results included ACE's operations in 1997, electric retail kWh sales increased 3.9%. The weather's effect on year-to-date electric sales variances was minimal because higher sales from hotter summer weather were offset by lower sales from milder winter weather earlier in the year. The 3.9% pro forma sales increase resulted from favorable economic conditions and a growing customer base. Conectiv's increase in non-fuel (or base rate) revenues was reduced by approximately $13.5 million due to the Merger-related customer base rate decreases discussed in Note 5 to the Consolidated Financial Statements.

The financial impact of, and reasons for changes in, fuel, interchange, and merchant revenues for the nine-month periods are essentially the same as discussed above for the third quarter.


GAS REVENUES
------------

Total gas revenues increased by $54.5 million in the third quarter, from $39.3 million in the third quarter of 1997 to $93.8 million in the third quarter of 1998, due to higher volumes of unregulated gas merchant transactions. Similar to electric merchant revenues, the margin provided by gas merchant revenues in excess of related purchased gas costs is relatively small due to the competitive nature of bulk commodity markets. For the nine-month period, total gas revenues increased by $154.8 million, from $127.7 million for the nine months ended September 30, 1997 to $282.5 million for the nine months ended September 30, 1998, mainly due to higher volumes of unregulated gas merchant transactions. Details of the changes in the various components of gas revenues for 1998 compared to 1997 are shown below (dollars in millions):


                                       Quarter Ended   Nine Months Ended
                                        September 30      September 30
                                       1998 vs. 1997     1998 vs. 1997
                                       --------------  ------------------
      Non-fuel (Base Rate) Revenues       $  (0.5)         $   (2.7)
      Fuel Revenues                           0.5              (3.7)
      Merchant Revenues                      54.5             161.2
                                            -----            ------
        Total                             $  54.5          $  154.8
                                            =====            ======

The year-to-date decreases shown above for non-fuel and fuel gas revenues were primarily due to an 11.0% decrease in residential gas sales (based on cubic feet sold) caused by milder winter and early-spring weather. The weather-related gas revenue decrease was partly offset by additional gas revenues from a 2.4% increase in the number of gas customers.


OTHER SERVICES REVENUES
-----------------------
Other service revenues were comprised of the following:

                                  Quarter Ended  Nine Months Ended
                                  September 30     September 30
                                  -------------  -----------------
(Dollars in millions)              1998   1997     1998     1997
                                  ------  -----  --------  -------
HVAC                               $24.7  $18.0    $ 66.8    $47.7
Fuel oil and gasoline               38.3     -       80.6       -
Operation of power plants            5.4    5.1      16.5     15.8
Thermal systems                      7.9     -       16.6       -
Telecommunications                   2.2    0.2       3.6       -
Energy Solutions                     3.7     -        7.3       -
Landfill and waste hauling (1)        -     2.4        -       8.8
Other                                3.5    3.1      12.7     16.2
                                   -----  -----    ------    -----
 Total                             $85.7  $28.8    $204.1    $88.5
                                   =====  =====    ======    =====

(1) Landfill and waste hauling operations were sold in the fourth quarter of 1997.

As shown in the preceding table, other services revenues increased $56.9 million in the third quarter and $115.6 million in the nine-month period mainly due to sales of fuel oil and gasoline by Petron Oil Corporation (Petron), which was acquired by Conectiv in March 1998. Acquisitions of HVAC businesses, revenues from Conectiv Thermal Systems, Inc. (CTS--a district heating and cooling business gained through the Merger), and start-up of Conectiv's telecommunications and energy solutions businesses also contributed to the revenue growth.

Third quarter 1998 telecommunications revenues from Conectiv Communications, Inc. (CCI) reached $2.2 million. In November 1997, CCI began offering local and long distance service in Delaware and Pennsylvania. Shortly thereafter, CCI began providing similar services in Maryland and New Jersey. CCI has sold and activated over 15,000 phone lines.

OPERATING EXPENSES
------------------

Electric Fuel and Purchased Energy

The change in electric fuel and purchased energy from inclusion of ACE's operations in the financial statements beginning March 1, 1998, and from DPL operations, is shown below (dollars in millions):


                           Quarter Ended  Nine Months Ended
                           September 30     September 30
Increase attributed to:    1998 vs. 1997    1998 vs. 1997
-------------------------  -------------  -----------------
      ACE operations           $ 99.8             $188.0
      DPL operations            144.5              197.3
                               ------             ------
        Total                  $244.3             $385.3
                               ======             ======

Electric fuel and purchased energy expenses for DPL operations increased in both reporting periods primarily due to more energy supplied for greater volumes of electricity sold off-system and within DPL's service territory.

Gas Purchased

Gas purchased increased from $32.2 million to $87.6 million in the third quarter and from $90.4 million to $248.8 million for the nine-month period mainly due to larger volumes of gas purchased for unregulated off-system sales. The year-to-date increase was partly offset by lower volumes of gas purchased for sale on-system (due to the milder winter and spring weather).

Purchased Electric Capacity

Purchased electric capacity increased in the third quarter and the nine-month period, primarily due to ACE's purchased capacity costs which are recovered through the LEC.

Employee Separation and Other Merger-Related Costs

Employee separation costs for DPL employees and other Merger related costs totaling $27.1 million ($16.4 million after tax or $0.18 per common share) were charged to operating expenses for the nine months ended September 30, 1998. The charge to expense was reduced by a net $45.4 million gain from curtailments and settlements of pension and other postretirement benefits, which was recognized under SFAS No. 88 based on actual settlements through September 30, 1998.

Operation and Maintenance Expenses

Operation and maintenance expenses increased $49.5 million in the third quarter and $133.9 million for the nine- month period, mainly due to the Merger. Excluding operation and maintenance expenses of the former Atlantic-owned companies which are included only in the 1998 reporting periods, operation and maintenance expenses decreased $8.0 million in the third quarter and increased $6.3 million on a year-to-date basis. These variances (as adjusted to exclude the Atlantic-owned companies) were primarily due to lower utility operating expenses offset by higher expenses of new, nonutility businesses of approximately $15 million and $38 million for the three- and nine-month periods, respectively. Utility operating expenses were lower due to decreased pension expense, last year's start-up activities at the Salem plant, and lower payroll and other costs. The increases for the new, nonutility businesses were attributed mainly to acquisitions of HVAC businesses and start-up costs for the telecommunications business.

Depreciation and Taxes Other than Income Taxes

Depreciation and taxes other than income taxes increased in both reporting periods mainly due to the 1998 operating results of the former Atlantic-owned companies. Depreciation expense also reflects increases of $2.0 million in the third quarter and $3.9 million in the nine-month period due to amortization of goodwill associated with the Merger.

FINANCING COSTS
---------------

Excluding increases attributed to ACE and AEE operating results for 1998, financing costs increased $1.9 million and $5.2 million for the third quarter and nine-month period, respectively, due to financing requirements for ongoing investments in utility and nonutility businesses. Financing costs reflected in the consolidated income statement include interest charges, allowance for funds used during construction (AFUDC), and preferred stock dividend requirements of subsidiaries.

YEAR 2000
---------

The Year 2000 issue is the result of computer programs and embedded systems using a two-digit format, as opposed to four digits, to indicate the year. Computer and embedded systems with this characteristic may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruption of operations. A project team, originally started in 1996 by ACE, is assisting line management in addressing the issue of computer programs and embedded systems not properly recognizing the Year 2000. A Conectiv corporate officer, reporting directly to the Chief Executive Officer, is coordinating all Year 2000 activities. There are substantial challenges in identifying and correcting the many computer and embedded systems critical to generating and delivering power, delivering natural gas and providing other services to customers.

The project team is using a phased approach to managing its activities. The first phase is, inventory and assessment of all systems, equipment, and processes. Each identified item is given a criticality rating of high, medium or low. Those items rated as high or medium are believed to put Conectiv's business operations and customers at substantial risk and are then subject to the second phase of the project. The second phase is determining and implementing corrective action for the systems, equipment and processes, and concludes with a test of the unit being remediated. The third phase is system testing and compliance certification. Additionally, the project team will be updating existing outage contingency plans to address Year 2000 issues over the next 12 months.

The following chart sets forth the current completion percentage of the Year 2000 Project by major business group, and for the information technology systems used in managing Conectiv's business. Conectiv expects significant progress in remediation and testing over the next two quarters based on work that is in process and material that is being ordered.


                             Inventory and   Corrective   Testing and
Business Group                Assessment       Action     Compliance
---------------------------  -------------  ------------  -----------
Business systems                     95%           70%          60%
Power production                     90%            0%           0%
Electricity distribution             90%            5%           5%
Energy and other services        75%-95%        0%-80%       0%-80%

Conectiv is also contacting critical vendors and service providers to review remediation of their Year 2000 issues. Many aspects of the Conectiv's businesses are dependent on third parties. For example, fuel suppliers must be able to provide coal or gas to allow Conectiv's subsidiaries to generate power.

Distribution of electricity is dependent on the overall reliability of the electric grid. ACE and DPL are cooperating with the North American Electric Reliability Council and the PJM Interconnection in Year 2000 remediation efforts, and is accelerating its Year 2000 Project timeline to be generally in-line with the recommendations of those groups.

Conectiv has incurred approximately $3 million in costs for the Year 2000 Project. Current estimates of the costs for the Year 2000 Project range from $10 million to $15 million. These estimates could change significantly as the Year 2000 Project progresses.

Since the project team is still in the process of assessing and correcting impacted systems, equipment and processes, Conectiv cannot currently determine whether the Year 2000 issue might cause disruptions to its operations and have impacts on related costs and revenues. Conectiv assesses the status of the Year 2000 Project on at least a monthly basis to determine the likelihood of business disruptions. Any substantial disruption to the Conectiv's operations could significantly impact its customers and could generate legal claims against Conectiv. Conectiv's results of operations and financial position would likely suffer an adverse impact if other entities, such as suppliers, customers and service providers do not effectively address their Year 2000 issues.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents increased by $43.5 million for the nine months ended September 30, 1998. Operating activities provided $287.2 million of net cash which was used primarily to pay $110.3 million of common dividends and for $145.6 million of investing activities.

Net cash provided by operating activities increased by $108.0 million for the nine month period, from $179.2 million last year to $287.2 million this year, mainly due to cash flow provided by ACE's operations (from March 1998 to September 1998). Cash used by operations of Conectiv's new businesses, such as HVAC and telecommunications, reduced the increase in cash flow from operations.

As shown in the cash flow statement, "Acquisition of businesses, net of cash acquired" provided a $4.3 million cash inflow for the nine months ended September 30, 1998 due to cash acquired in the Merger, partly offset by cash paid for direct Merger costs capitalized and acquisitions of nonutility businesses ($16.7 million). The nonutility businesses acquired by Conectiv included HVAC businesses, a fuel oil distributor (Petron), and a gas marketing enterprise (Enerval LLC).

As a result of the Merger, total assets increased from $3.0 billion to $6.0 billion, primarily due to $2.1 billion of ACE and AEE property, plant, and equipment. The increase in total assets includes $270.3 million of goodwill recorded under the purchase method of accounting, which is being amortized over 40 years. Total long-term capitalization increased from $2.1 billion to $3.9 billion, primarily due to ACE and AEE's capital structures being consolidated in the balance sheet. Dividends payable increased from $23.8 million to $47.7 million, primarily due to declared dividends payable on Conectiv common stock and Conectiv Class A common stock which was issued to Atlantic stockholders in conjunction with the

Merger. See Note 2 to the Consolidated Financial Statements in Conectiv's Report on Form 10-Q for the First Quarter of 1998 and the capital structure table below for additional information concerning the impact of the Merger on the consolidated balance sheet.

Capital expenditures were $130.7 million for the nine months ended September 1998 compared to $108.3 million for the nine months ended September 1997. Capital expenditures for calendar year 1998 are expected to be less than originally planned. Investing activities also included a $20.0 million cash out-flow for "Investments in partnerships," which was primarily an investment by CTS in a thermal energy system under construction for a Las Vegas casino. Other partnership activities by Conectiv included formation of two new joint ventures with CNE Energy Services, Inc. which are designed to provide increased reliability and flexibility to natural gas marketers and end-users in the Northeast. One venture involves operation of a liquefied natural gas storage facility, and the other venture provides a firm in-market supply source to assist energy marketers and local gas distribution companies in meeting the maximum demands of their customers.

Excluding common dividends paid, financing activities for the nine months ended September 1998 consisted primarily of a $202.3 million increase in short-term debt, the issuance of $33.0 million of long-term debt (Medium-Term Notes, 6.81%, due in 20 years), the refinancing and redemption of $193.3 million of long-term debt, and the redemption of $10 million of $8.20 No Par Preferred Stock.

The $202.3 million increase in short-term debt reflects $259.5 million of borrowings under Conectiv's $500 million revolving credit facilities, partly offset by a decrease in other short-term borrowings. In March 1998, $158.2 million of cash borrowed under Conectiv's revolving credit facilities was used to repay outstanding balances of former revolving credit and term loan facilities of Atlantic, which is shown on the cash flow statement as a redemption of long-term debt. Additional redemptions of long-term debt also occurred in the second quarter of 1998 when DPL and ACE repaid at maturity $34.5 million of Medium Term Notes, Debentures, and Bonds bearing an average interest rate of 5.8%.

Short-term debt outstanding increased from $23.3 million as of December 31, 1997 to $295.4 million as of September 30, 1998. The $272.1 million increase was primarily due to consolidation of Atlantic's nonutility revolving credit facility ($158.2 million), and nonutility business expansions and acquisitions. By early 1999, Conectiv plans to refinance a significant portion of its short-term debt balance, primarily with long-term debt collateralized by project assets of CTS.

The table below shows the current long-term capital structure (including variable rate demand bonds), expressed on a percentage basis, compared to year-end 1997.

                                                 September 30,   December 31,
                                                      1998           1997
                                                 --------------  -------------
Common stockholders' equity                           46.2%          44.0%
Preferred stock
 Not subject to mandatory redemption                   3.0%           4.1%
 Subject to mandatory redemption                       4.0%           3.2%
Long-term debt and variable rate demand bonds         46.8%          48.7%

In September 1998, the Securities and Exchange Commission issued an order under the PUHCA authorizing Conectiv's issuance of up to $250 million of unsecured debt securities with maturities of 15 years or less.

In October 1998, ACE redeemed $23.7 million of preferred stock not subject to mandatory redemption which had an average dividend rate of 4.4%. In November 1998, a subsidiary trust of ACE issued $25 million of 7 3/8% preferred stock subject to mandatory redemption. On a consolidated basis, a tax benefit is received which is equivalent to the tax effect of a deduction for the trust's distributions on the preferred securities.

Conectiv's ratio of earnings to fixed charges under the SEC Method are shown below. The previously reported ratios of earnings to fixed charges are restated to include preferred stock dividends in fixed charges. See Note 1 to the Consolidated Financial Statements for additional information.



                                    12 Months
                                     Ended      Year Ended December 31,
                                   September 30 -----------------------
                                       1998     1997  1996  1995  1994
                                       ----     ----  ----  ----  ----
Ratio of Earnings to Fixed Charges
 (SEC Method) (1)                      2.62     2.63  2.83  2.92  2.85

 (1) Excluding the Merger-related charge discussed in Note 6 to the Consolidated Financial Statements, which decreased pre-tax income by $27.1 million, the ratio of earnings to fixed charges was 2.79.

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

                          PART II. OTHER INFORMATION
                          --------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

As previously reported in Note 18 to the Consolidated Financial Statements included in DPL's 1997 Form 10-K, on February 27, 1996, the co-owners of Salem, including DPL and ACE, filed a complaint in the United States District Court for New Jersey against Westinghouse Electric Corporation (Westinghouse), the designer and manufacturer of the Salem steam generators. The complaint, which sought to recover from Westinghouse the costs associated with and resulting from the cracks discovered in Salem's steam generators and with replacing such steam generators, alleged violations of federal and New Jersey Racketeer Influenced and Corrupt Organizations Acts, fraud, negligent misrepresentation and breach of contract. On November 4, 1998, the Court granted Westinghouse's motion for summary judgment with regard to the federal Racketeer Influenced and Corrupt Organizations Act claim, and dismissed the remaining state law claims without prejudice. DPL and ACE are assessing their options, including a possible appeal.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

A special meeting of ACE shareholders was held on October 14, 1998 to approve an amendment to the Company's Charter. Shareholders voted to eliminate paragraph
(7)(B)(c) of Article III of the Charter, removing a restriction on the amount of securities representing unsecured indebtedness issuable by ACE. Votes cast on the proposal were as follows:


                                                         Number of Shares
                                             -----------------------------------------
                                             Outstanding     For      Against  Abstain
                                             -----------  ----------  -------  -------
  Common Securities:                          18,320,937  18,320,937    - 0 -    - 0 -

  Preferred Securities:
  Cumulative Preferred Stock ($100 Par Value)
    4% Series                                     77,000      59,223      232      150
    4.10% Series                                  72,000      71,496    - 0 -    - 0 -
    4.35% Series                                  15,000      12,183    - 0 -    - 0 -
    4.35% 2nd Series                              36,000      35,672    - 0 -    - 0 -
    4.75% Series                                  50,000      45,550    - 0 -    - 0 -
    5.00% Series                                  50,000      46,455      100    - 0 -
  No Par Preferred Stock
    $7.80 Series                                 239,500     239,500    - 0 -    - 0 -

ITEM 5. OTHER INFORMATION
-------------------------

Salem Nuclear Generating Station
--------------------------------

In September 1998, the Nuclear Regulatory Commission (NRC) issued its periodic Systematic Assessment of Licensee Performance (SALP) Report on the performance of activities at Salem for the period March 1, 1997 to August 1, 1998. SALP reports rate licensee performance in four assessment areas: Operations, Maintenance, Engineering and Plant Support. Ratings range from a high of "1" to a low of "3". Salem received a rating of 1 in Operations, a 2 in Maintenance, a 2 in Engineering, and a 1 in Plant Support. The NRC noted that the overall performance at Salem improved as demonstrated by a nearly event-free return of both units to operation following the extended outage.

Air Quality Regulations
-----------------------

Due to their location in the Ozone Transport Region created by the federal Clean Air Act Amendments of 1990, Conectiv subsidiary facilities are required to reduce nitrogen oxide emissions significantly during warm weather months beginning in summer 1999. Achieving these reductions will require capital expenditures of approximately $15 million.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibits
--------

Exhibit 12, Ratio of Earnings to Fixed Charges

Exhibit 27, Financial Data Schedule

Reports on Form 8-K
-------------------

On August 3, 1998, Conectiv filed a Form 8-K to announce a common stock repurchase program.

On September 18, 1998, Conectiv filed a Form 8-K providing updated information concerning the restructuring of the electric utility industry in New Jersey.

On November 2, 1998, Conectiv filed its press release concerning third quarter 1998 operating results on Form 8-K.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Conectiv
                                   ------------
                                   (Registrant)



Date:  November 12, 1998           /s/ B. S. Graham
       -----------------           ---------------------------------------
                                   B. S. Graham, Senior Vice President
                                   and Chief Financial Officer

                                 EXHIBIT INDEX



                                               Exhibit   Page
                                               Number   Number
                                               ------   ------

Ratio of earnings to fixed charges               12       31

Financial Data Schedule                          27       32