Form 10-K
period 1998-12-31
CONECTIV INC
filed 1999-03-26
CIK 1029590

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        Commission file number 1-13895

                               ----------------

                                   CONECTIV
            (Exact name of registrant as specified in its charter)

           Delaware                      51- 0377417
   (State of incorporation)  (I.R.S. Employer Identification No.)

                        800 King Street, P. O. Box 231
                          Wilmington, Delaware 19899
                   (Address of principal executive offices)

                 Registrant's telephone number (302) 429-3114

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class         Name of each exchange on which registered
        -------------------         -----------------------------------------
    Common stock, $0.01 par value            New York Stock Exchange
    Class A common stock, $0.01 par
     value                                   New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

  The aggregate market value of Conectiv common stock and Conectiv Class A common stock held by non-affiliates as of January 20, 1999, was $2,522.5 mil-lion based on the New York Stock Exchange Composite Transaction closing pric-es.

  The number of shares outstanding of each class of Conectiv's common stock, as of the latest practicable date, was as follows:

                  Class                   Outstanding at January 31, 1999
                  -----                   -------------------------------
    Common stock, $0.01 par value               100,516,768 shares
    Class A common stock, $0.01 par value       6,560,612 shares

                      Documents Incorporated by Reference

  Part of Form 10-K                Documents Incorporated by Reference
  -----------------   --------------------------------------------------------------
  III                 Portions of the Definitive Proxy Statement for the Annual
                      Meeting of Stockholders of Conectiv to be held March 30, 1999, which Definitive Proxy Statement was filed with the Securities and Exchange Commission on February 24, 1999.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Glossary...................................................................  iii

PART I

Item 1.  Business

 General..................................................................  I-1
 Competition and Electric Utility Industry Restructuring..................  I-2
 Business Lines...........................................................  I-2
  Electric Delivery and Gas Delivery......................................  I-2
  Generation..............................................................  I-3
  Merchant................................................................  I-3
  Retail Energy...........................................................  I-3
  Solutions...............................................................  I-3
  Conectiv Services, Inc..................................................  I-3
  Conectiv Communications, Inc............................................  I-4
  Conectiv Thermal Systems, Inc...........................................  I-4
 Electric Business........................................................  I-5
  Installed Capacity......................................................  I-5
  Electricity Supply......................................................  I-5
  Pennsylvania-New Jersey-Maryland Interconnection Association............  I-6
  Purchased Power.........................................................  I-6
  Nuclear Power Plants....................................................  I-7
  Fuel Supply for Electric Generation.....................................  I-9
   Coal...................................................................  I-9
   Oil....................................................................  I-9
   Gas....................................................................  I-9
   Nuclear................................................................  I-9
  Electric Regulatory Matters............................................. I-10
   Electric Retail Rates.................................................. I-10
   Off-Tariff Rates....................................................... I-10
   Electric Energy Adjustment Clauses..................................... I-11
   New Jersey Electric Distribution Service Reliability and Quality
    Standards............................................................. I-12
   New Jersey Demand Side Management...................................... I-12
   New Jersey Public Utility Fault Determination Act...................... I-12
 Gas Business............................................................. I-12
  Deregulation............................................................ I-12
  Gas Operations.......................................................... I-13
  Gas Regulatory Matters.................................................. I-13
 Other Regulatory Matters................................................. I-13
  Special Contract Rate Tariffs........................................... I-13
  Cost Accounting Manual/Code of Conduct.................................. I-13
  Affiliated Transactions................................................. I-14
  Federal Decontamination & Decommissioning Fund.......................... I-14
 Capital Spending and Financing Program................................... I-14
 Environmental Matters.................................................... I-15
  Air Quality Regulations................................................. I-15
  Water Quality Regulations............................................... I-16
  Hazardous Substances.................................................... I-17
 Executive Officers....................................................... I-17

                                                                                      Page
                                                                                      -----
Item 2.   Properties.................................................................  I-18
Item 3.   Legal Proceedings..........................................................  I-20
Item 4.   Submission of Matters to a Vote of Security Holders........................  I-20
PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters......  II-1
Item 6.   Selected Financial Data....................................................  II-2
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations................................................................  II-3
Item 8.   Financial Statements and Supplementary Data................................ II-16
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure....................................................... II-55
PART III
Item 10.  Directors and Executive Officers of the Registrant......................... III-1
Item 11.  Executive Compensation..................................................... III-1
Item 12.  Security Ownership of Certain Beneficial Owners and Management............. III-1
Item 13.  Certain Relationships and Related Transactions............................. III-1
PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........  IV-1

Signatures........................................................................... IV-5

                                    GLOSSARY

The following glossary lists the abbreviations used in this report.


           Term                                  Definition
           ----                                  ----------
1992 Energy Act............ National Energy Policy Act of 1992
ACE........................ Atlantic City Electric Company
the Act.................... The Electric Discount and Energy Competition Act
AFUDC...................... Allowance For Funds Used During Construction
Atlantic................... Atlantic Energy, Inc.
ALJ........................ Administrative Law Judge
APB........................ Accounting Principles Board
Bcf........................ Billion Cubic Feet
BGS........................ Basic Generation Service
CAM........................ Cost Accounting Manual
CCI........................ Conectiv Communications, Inc.
CICP....................... Conectiv Incentive Compensation Plan
Clean Water Act............ Federal Water Pollution Control Act
CRP........................ Conectiv Resource Partners, Inc.
CES........................ Conectiv Energy Supply, Inc.
CSI........................ Conectiv Services, Inc.
CTS........................ Conectiv Thermal Systems, Inc.
CLEC....................... Competitive Local Exchange Carrier
Conectiv Charter........... Conectiv's Restated Certificate of Incorporation
Debentures................. Junior Subordinated Debentures
D&D Fund................... Decontamination & Decommissioning Fund
DNREC...................... Delaware Department of Natural Resources and
                            Environmental Control
DOE........................ United States Department of Energy
DPL........................ Delmarva Power & Light Company
DPSC....................... Delaware Public Service Commission
DRIP....................... Dividend Reinvestment and Common Share Purchase Plan
DSM........................ Demand Side Management Plan
EITF....................... Emerging Issues Task Force
FASB....................... Financial Accounting Standards Board
FERC....................... Federal Energy Regulatory Commission
GAAP....................... Generally Accepted Accounting Principles
Hope Creek................. Hope Creek Nuclear Generating Station
HVAC....................... Heating, ventilation, and air conditioning
ILEC....................... Incumbent Local Exchange Carrier
IPP........................ Independent Power Producer
kWh........................ Kilowatt-hour
Litigation Reform Act...... The Private Securities Litigation Reform Act of 1995
LLRW....................... Low Level Radioactive Waste
LMP........................ Locational Marginal Pricing
LTIP....................... Long-Term Incentive Plan
Mcf........................ Thousand Cubic Feet

          Term                                    Definition
          ----                                    ----------
MD&A.................... Management's Discussion and Analysis of Financial Condition
                         and Results of Operations
Merger.................. A series of merger transactions by which DPL and ACE became subsidiaries of Conectiv
Mortgage................ Mortgage and Deed of Trust
MTCC.................... Midtown Thermal Control Center
MPSC.................... Maryland Public Service Commission
MW...................... Megawatt
MWH..................... Megawatt-hour
NERC.................... North American Electric Reliability Council
NJBPU................... New Jersey Board of Public Utilities
NJDEP................... New Jersey Department of Environmental Protection
NJPDES.................. New Jersey Pollution Discharge Elimination System
NOTR.................... Northeast Ozone Transport Region
NOx..................... Oxides of Nitrogen
NPDES................... National Pollution Discharge Elimination System
NRC..................... Nuclear Regulatory Commission
NWPA.................... Nuclear Waste Policy Act of 1982
ODEC.................... Old Dominion Electric Cooperative
PARS.................... Performance Accelerated Restricted Stock
PASO.................... Performance Accelerated Stock Options
Peach Bottom............ Peach Bottom Atomic Power Station
PECO.................... PECO Energy Company
Petron.................. Petron Oil Corporation
PJM Interconnection..... Pennsylvania-New Jersey-Maryland Interconnection Association
the Plan................ Conectiv Stockholder Rights Plan
PPPP.................... Power Plant Performance Program
PSE&G................... Public Service Electric and Gas Company
PUHCA................... Public Utility Holding Company Act of 1935
PURPA................... Public Utility Regulatory Policy Act of 1978
Ratepayer Advocate...... Division of the Ratepayer Advocate
RACT.................... Reasonably Available Control Technology
RISC.................... Rate Intervention Steering Committee
RTP..................... Real Time Pricing
Salem................... Salem Nuclear Generating Station
SALP.................... Systematic Assessment of Licensee Performance
SEC..................... Securities and Exchange Commission
SFAS.................... Statement of Financial Accounting Standards
SFAS No. 71............. SFAS No. 71, "Accounting For the Effects of Certain Types of
                         Regulation"
SFAS No. 88............. SFAS No. 88, "Employers' Accounting For Settlements and
                         Curtailments of Defined Benefit Pension Plans and for
                         Termination Benefits"
SFAS No. 128............ SFAS No. 128, "Earnings Per Share"
SFAS No. 131............ SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information"
SFAS No. 133............ SFAS No. 133, "Accounting for Derivative Instruments and
                         Hedging Activities"
SO/2/ .................. Sulfur Dioxide

               Term                                 Definition
               ----                                 ----------
TEFA.............................. Transitional Energy Facility Assessment Tax
USEPA............................. United States Environmental Protection Agency
Vienna............................ Vienna Generating Station
VRDB.............................. Variable Rate Demand Bonds
VSCC.............................. Virginia State Corporation Commission
Westinghouse...................... Westinghouse Electric Corporation

                                    PART I

Item 1. Business

General

  On March 1, 1998, Conectiv became a holding company after a series of merger transactions between Delmarva Power & Light Company (DPL), Atlantic Energy, Inc. (Atlantic), Conectiv, Inc., and DS Sub, Inc. (the Merger). As a result of the Merger, Atlantic ceased to exist and DPL, Atlantic City Electric Company
(ACE), and the nonutility subsidiaries formerly held separately by DPL and At-lantic became wholly-owned subsidiaries of Conectiv. (For additional informa-tion about the Merger, refer to Note 4 to Conectiv's 1998 Consolidated Finan-cial Statements included in Item 8 of Part II.) DPL and ACE are regulated pub-lic utilities which supply and deliver electricity to their customers; DPL also supplies and delivers natural gas to its customers. DPL and ACE hold the franchises necessary to provide regulated utility services in their service territories. As used in this document, references to Conectiv may mean the ac-tivities of one or more subsidiaries.

  Conectiv is a registered holding company under the Public Utility Holding Company Act of 1935, as amended (PUHCA). PUHCA imposes certain restrictions on the operations of registered holding companies and their subsidiaries. Pursu-ant to PUHCA regulations, Conectiv formed a subsidiary service company, Conectiv Resource Partners, Inc. (CRP). CRP provides a variety of support services to Conectiv subsidiaries, and its employees are primarily former DPL and ACE employees. The costs of CRP are directly assigned, distributed and al-located to the Conectiv subsidiaries using CRP's services, including DPL and ACE.

  DPL and ACE generate, purchase, deliver and sell electricity in connection with serving approximately 944,100 customers within their regulated service territories. DPL serves approximately 455,300 electric customers within its service territory, which has a population of approximately 1.2 million and covers an area of about 6,000 square miles on the Delmarva Peninsula (Delaware and portions of Maryland and Virginia). DPL also sells electricity outside its service territory (off-system), and in markets that are not subject to price regulation. ACE serves approximately 488,800 customers within its service ter-ritory, which covers an area of about 2,700 square miles in the southern one-third of New Jersey and has a population of approximately 850,000.

  DPL provides regulated gas service (supply and/or transportation) to approx-imately 105,700 customers located in a service territory which has a popula-tion of approximately 485,000 and covers an area of about 275 square miles in northern Delaware, including the City of Wilmington. DPL also sells gas off-system and in markets which are not subject to price regulation.

  DPL's utility business is subject to regulation with respect to its retail electric sales by the Delaware Public Service Commission (DPSC), Maryland Pub-lic Service Commission (MPSC), and the Virginia State Corporation Commission
(VSCC). ACE's utility business is subject to regulation with respect to its retail electric sales by the New Jersey Board of Public Utilities (NJBPU). The Federal Energy Regulatory Commission (FERC) also has regulatory authority over certain aspects of DPL's and ACE's electric utility businesses, including the transmission of electricity, the sale of electricity to municipalities and electric cooperatives, and interchange and other purchases and sales of elec-tricity involving other utilities. DPL and ACE are also subject to regulation by the Pennsylvania Public Utility Commission in limited respects concerning property and operations in Pennsylvania.

  Conectiv's nonutility subsidiaries' principal businesses are as follows: heating, ventilation, and air conditioning (HVAC) construction and services; telecommunications, including local and long-distance phone services; con-struction and operation of thermal energy systems; power plant operations; and sales of petroleum products. In addition, the nonutility subsidiaries are in-volved in cogeneration power projects, real estate, leveraged leases, invest-ments in energy-related technology growth companies, and gas marketing. The net assets of Conectiv's nonutility subsidiaries represented approximately 9.5% of Conectiv's common stockholders' equity as of December 31, 1998.

  The sources of Conectiv's 1998 consolidated revenues were as follows: regu-lated electricity sales-62.5%; non-regulated electricity sales-9.3%; regulated gas sales-3.5%; non-regulated gas sales-13.9%; and other services-10.8%. The regulated electric retail business currently provides most of Conectiv's earn-ings. In 1998, Conectiv's consolidated regulated electric retail revenues were earned from the following customer classes: residential-45.0%; commercial-38.1%; industrial-15.9%; and other-1.0%.

  At December 31, 1998, Conectiv had 4,565 employees, including 1,677 employ-ees represented by collective bargaining labor organizations. About 1,190 of Conectiv's 4,565 employees work in Conectiv's HVAC and telecommunications businesses.

  For information concerning Conectiv's business segments, see Note 20 to Conectiv's 1998 Consolidated Financial Statements included in Item 8 of Part II.

Competition and Electric Utility Industry Restructuring

  For information concerning restructuring the electric utility industry in New Jersey, Delaware, Maryland, and Virginia, see Note 6 to Conectiv's 1998 Consolidated Financial Statements included in Item 8 of Part II.

  Generally, with restructuring, the supply component of the price charged to a customer for electricity will be deregulated, and electricity suppliers will compete to supply electricity to customers. Customers will continue to pay the local utility a regulated price for delivery of electricity over the transmis-sion and distribution system. As electric utility industry restructuring is implemented in DPL's, ACE's, and other utilities' service territories, gross margins earned from supplying electricity are expected to decrease as competi-tion to supply customers with electricity increases. Electric utility custom-ers in New Jersey may choose an electric supplier beginning August 1, 1999, based on the recently enacted Electric Discount and Energy Competition Act (the Act). Delaware legislation is expected to be enacted which would begin phasing-in choice of electricity suppliers to customers beginning October 1, 1999. In Maryland, competition to supply electric customers is expected to be phased in beginning July 3, 2000, over a 3 year period. In Virginia, retail electric competition is expected to be phased-in beginning January 1, 2002.

  Concurrent with the transition caused by electric utility industry restruc-turing, Conectiv has invested in the establishment and growth of new business-es, with the objective of providing new sources of earnings. Conectiv and its subsidiaries have also gained valuable business experience by participation in non-regulated energy markets during the past several years. In the future, a larger percentage of Conectiv's revenues are expected to be earned from busi-nesses not subject to price regulation. As the unregulated component of Conectiv's businesses grows, financial risks and rewards, and the volatility of earnings are expected to increase. Conectiv's ability to continue reducing costs by streamlining operations, regulatory decisions pursuant to state re-structuring initiatives, success of Conectiv's new businesses, retention of existing customers and the ability to gain new customers are significant de-terminants of Conectiv's future success.

Business Lines

  Conectiv's internal organization is organized around the business lines de-scribed below.

 Electric Delivery and Gas Delivery

  The Electric Delivery and Gas Delivery business lines are responsible for the transmission and distribution of electricity and natural gas to customers within Conectiv's service territories. Delivery services are structured into various forms of price regulated offers, some including energy supply, so that customers may choose the combination that provides the best value. As restruc-turing of the electric utility industry is implemented, there will be opportu-nities to serve new customers in the form of intermediate marketers, wholesal-ers, bundled services providers, and energy service companies. As delivery service providers, Electric Delivery and Gas Delivery will contract with en-ergy suppliers to deliver energy across Conectiv's electric and natural gas transmission and distribution systems.

 Generation

  The Generation business line manages the operations of Conectiv's wholly-owned electric generating units and Conectiv's interests in jointly-owned electric generating units. Generation's primary business activities are power plant operations, planned and unplanned maintenance, outage planning and exe-cution, capital project planning and execution, and assurance of environmental compliance.

  As restructuring of the electric utility industry is implemented across the region in which Conectiv operates, Conectiv expects to sell some of its gener-ating units. Conectiv has identified certain generating assets that may be sold, but has not determined when such sale, or sales, would occur.

 Merchant

  The Merchant business line manages the output of Conectiv's energy supply assets, primarily through energy trading, including risk management and bulk energy-marketing activities. The Merchant business buys and sells electricity, natural gas, and petroleum products. Most of the Merchant business' customers are located in the Mid-Atlantic region.

  The Merchant business actively participates in the wholesale energy markets to support wholesale utility and competitive retail marketing activities. En-ergy market participation results in exposure to commodity market risk when, at times, net open energy commodity positions are created or allowed to con-tinue. To the extent that the Merchant business has net open positions, con-trols are in place that are intended to keep risk exposures within certain management approved risk tolerance levels.

 Retail Energy

  During 1998 and 1997, the retail energy business was conducted through DPL under the tradename, "Conectiv Energy." The retail energy business involves the sale of natural gas, electricity and energy-related products and services to residential and commercial customers in competitive markets within the Mid-Atlantic region. Retail customers' favorable response to the Conectiv brand coupled with competitive commodity prices have been a key to acquiring new customers in competitive markets. In 1998, Conectiv Energy added over 45,000 new customers, primarily located in Southeast Pennsylvania and the Maryland suburbs of Washington D.C. Close to 15,000 of these new customers are small commercial enterprises. The costs associated with acquiring new customers, the timing of the opening of new markets, the gross margin on commodity sales and the regulations governing the transition to competition are all critical to the success of this business.

 Solutions

  Solutions provides large commercial and industrial customers with energy and energy-related products and services designed to satisfy customer needs for occupant comfort, reliability, and cost effectiveness. Solutions also provides electric consulting services, mechanical consulting services, energy manage-ment and controls services, and energy procurement services.

 Conectiv Services, Inc. (CSI)

  CSI is a full-service HVAC business operating in the Mid-Atlantic region. Since CSI was formed in 1996 it has developed its HVAC business by acquiring other established HVAC businesses. CSI provides commercial customers with me-chanical HVAC/piping construction and installation, design services, sheet metal fabrication, refrigeration services, preventative maintenance and repair services. CSI offers residential services such as HVAC installation, mainte-nance, repair and related plumbing services. The regional HVAC and plumbing industry is highly competitive, fragmented, and rapidly consolidating. The sales and earnings of the HVAC businesses are affected by construction cycles and weather conditions.

 Conectiv Communications, Inc. (CCI)

  During 1998, CCI operated as a full service telecommunications company pro-viding local, regional and long distance voice and data services to business and residential customers in a 100-mile region around Wilmington, Delaware. CCI launched its services in Pennsylvania and Delaware in November 1997 and in New Jersey and Maryland in May 1998. CCI owns and operates a fiber optic net-work of more than 600 miles, and has collacted its equipment in 35 Bell Atlan-tic Central Offices in order to provide facilities-based services through a 65,000 line Nortel DMS-500 switch. In the areas where CCI does not yet have its own facilities, CCI resells Bell Atlantic local and Frontier long distance services.

  In 1998, over 20,000 new customers signed up for service with CCI. CCI be-lieves that consumers are choosing CCI because of CCI's promise of superior customer care, product flexibility, ability to provide local and long distance services, and lower pricing. Most residential and business customers ordering service from CCI have chosen local and long distance service.

  CCI has general tariffs on file in Delaware, Maryland, Pennsylvania, and New Jersey which detail the pricing and descriptions of each service offering. These tariffs are based on a market pricing system rather than the traditional cost-of-service based model. Tariff filings have also been made with the Fed-eral Communications Commission for the provision of domestic and international long distance services.

 Conectiv Thermal Systems, Inc. (CTS)

  CTS develops, constructs, and operates thermal energy systems which provide heating, cooling, and other energy services to large commercial, industrial, and institutional consumers. CTS enters into long-term contracts with its cus-tomers who pay CTS for the heating, cooling, and other energy services pro-vided by the thermal energy systems constructed, owned, and operated by CTS. CTS believes that the potential market for thermal energy projects in the con-tinental United States is extensive. Targeted customer segments include hotels/casinos, convention centers, commercial real estate, large retail malls, industrials, hospitals, universities, and governmental entities.

  CTS owns and operates the Midtown Thermal Control Center (MTCC), a district heating and cooling system built by CTS which serves eight customers, princi-pally hotels/casinos, located in the midtown region of Atlantic City. The MTCC began commercial operations on January 1, 1998. CTS also has 50% interests in two other thermal energy system projects. The "Venetian" project, currently under construction, will provide heating, cooling, and back-up electric gener-ation to a 3000-room hotel/casino, exposition center, and retail mall and en-tertainment complex in Las Vegas, Nevada. The other 50%-owned project has been operational for over a year, providing heating, cooling, and other energy services to the Dreamworks Animation Studio located in Glendale, California. CTS is also currently negotiating a comprehensive energy services agreement with the Griffis Air Force Base Redevelopment Authority, is involved in devel-oping a central energy plant which would serve a planned large exposition and entertainment complex, and is soliciting various other proposals to the targeted customer segments discussed above.

Electric Business

 Installed Capacity

  The megawatts (MW) of net installed summer electric generating capacity available to DPL and ACE to serve their peak loads as of December 31, 1998, are presented below. See Item 2, Properties, for additional information.

                                                                   Consolidated
   Sources of Capacity                                  DPL   ACE    Conectiv
   -------------------                                 ----- ----- ------------
    Coal-fired generating units......................  1,153   471    1,624
    Oil-fired generating units.......................    598   295      893
    Combustion turbines/combined cycle generating
     units...........................................    674   524    1,198
    Nuclear generating units.........................    328   380      708
    Diesel units.....................................     23     9       32
    Long-term purchased capacity.....................    237   828    1,065
    Customer-owned capacity..........................     57    --       57
                                                       ----- -----    -----
    Subtotal.........................................  3,070 2,507    5,577
    Short-term purchased capacity....................    449     9      458
                                                       ----- -----    -----
    Total............................................  3,519 2,516    6,035
                                                       ===== =====    =====

  The net generating capacity available for operations at any time may be less than the total net installed generating capacity due to generating units being out of service for inspection, maintenance, repairs, or unforeseen circum-stances.

  DPL's and ACE's demand-side management programs provide peak load reduction capability of 302 MW in total.

 Electricity Supply

  As members of the Pennsylvania-New Jersey-Maryland Interconnection Associa-tion (PJM Interconnection), DPL and ACE are obligated to maintain capacity levels based on their allocated shares of estimated aggregate PJM Interconnec-tion capacity requirements. (The PJM Interconnection is discussed on page I-6.) DPL and ACE periodically update their forecasts of peak demand and PJM In-terconnection reserve requirements, and re-evaluate resources available to supply projected growth. Any short-term capacity deficiencies related to obli-gations to the PJM Interconnection are expected to be satisfied through short-term capacity-only purchases. Incremental energy supply needs are expected to be filled through purchased power.

  DPL's peak load in 1998 was 3,085 MW on July 23, an 8.0% increase from DPL's previous historical peak demand of 2,857 MW which occurred on July 15, 1997. ACE experienced its highest historical peak demand of 2,162 MW on July 22, 1998, which was 1.6% above the previous peak demand of 2,127 MW recorded on August 16, 1997. The capacity obligation to the PJM Interconnection, including a reserve margin, is based on normal weather conditions and full implementa-tion of demand-side management programs. Under these conditions, DPL's and ACE's 1998 peak demands would have been approximately 2,952 MW and 2,115 MW, respectively. Installed capacities at the time of their peaks were 3,481 MW for DPL and 2,501 for ACE, which resulted in reserve margins (computed under PJM Interconnection guidelines) of 18% for DPL and ACE. DPL's and ACE's re-serve obligations to the PJM Interconnection are approximately 18% and 20%, respectively.

  In 1998, kilowatt-hour (kWh) output for load within ACE's and DPL's combined service territories was provided by 35% net purchased power, 31% coal genera-tion, 21% nuclear generation, and 13% oil and gas generation.

 Pennsylvania-New Jersey-Maryland Interconnection Association

  As members of the PJM Interconnection, DPL's and ACE's generation and trans-mission facilities are operated on an integrated basis with other electricity suppliers in Pennsylvania, New Jersey, Maryland, and the District of Columbia, and are interconnected with other major utilities in the United States. This power pool improves the reliability and operating economies of the systems in the group and provides capital economies by permitting shared reserve require-ments. The PJM Interconnection's installed capacity as of December 31, 1998, was 57,551 MW. The PJM Interconnection's peak demand during 1998 was 48,663 MW on August 15, which resulted in a summer reserve margin of 18.2% (based on in-stalled capacity of 57,511 MW on that date).

  On October 15, 1998, the PJM Interconnection began operating a centralized capacity credit market, providing a new option to participants for procuring and selling surplus capacity to meet reliability obligations within the PJM Interconnection region. Capacity is the capability to produce electric power, typically from owned generation or third-party purchase contracts and differs from the electric energy markets, which trade the actual energy being generat-ed. This market facilitates the selling and buying of capacity for partici-pants by providing a single point of contact for market participants and a published capacity market clearing price.

  Effective April 1, 1998, the PJM Interconnection implemented locational mar-ginal pricing (LMP) to establish the market clearing prices for electric en-ergy and to price electric transmission usage based upon costs associated with transmission system congestion. When there is no congestion on the power sys-tem and energy is flowing on the grid in an unconstrained manner, energy prices are cleared at the highest bid accepted by the PJM Interconnection for the entire PJM Interconnection region. When a limit is reached on the trans-mission grid, the PJM Interconnection will operate generators to preserve sys-tem reliability. LMP allows the PJM Interconnection to send price signals to raise and lower generator output when the power flows are constrained. Differ-ent energy market clearing prices are paid by wholesale power buyers and sell-ers on the power grid that reflect the value relative to a system constraint. LMP provides for an efficient allocation of congestion costs to transmission users within the PJM Interconnection region. The FERC has approved the use of the LMP congestion management system to allow electric energy market partici-pants with power contracts on neighboring electric systems to compensate the PJM Interconnection for any unintended flows on the PJM Interconnection sys-tem, rather than forcing those participants to curtail their contracts.

  Currently, the PJM Interconnection Operating Agreement requires bids to sell electricity received from generation located within the PJM Interconnection control area not to exceed the variable cost of producing such electricity. Transactions that are bid into the PJM pool from generation located outside the PJM Interconnection control area are capped at $1,000 per megawatt hour. All power providers are paid the LMP set through power providers' bids. Cer-tain PJM Interconnection members have requested that FERC revise the PJM In-terconnection Operating Agreement to allow the submission of market based bids to the PJM Interconnection energy market.

 Purchased Power

  In conjunction with its acquisition of Conowingo Power Company in 1995, DPL purchases from PECO Energy Company (PECO) 237 MW of base-load capacity and as-sociated energy, which increases to 279 MW by 2006 when the contract expires. DPL is also currently purchasing 105 MW of capacity under one-year contracts and 344 MW of capacity through agreements with terms of less than one year.

  The Public Utility Regulatory Policy Act of 1978 (PURPA) established a class of nonutility power suppliers, known as independent power producers (IPPs), and required electric utilities to purchase the excess power from IPPs. As a result of PURPA, ACE has long-term contracts with four IPPs for the purchase of 659 MW of capacity and energy. In view of electric utility industry re-structuring, various parties continue to seek the repeal of PURPA; however, federal action with regard to PURPA is not likely to affect ACE's IPP con-tracts.

  ACE's NJBPU-approved IPP contracts are shown below.

                                                      MW          Date of
   Project Location                     Fuel Type  Provided Commercial Operation
   ----------------                    ----------- -------- --------------------
   Chester, Pennsylvania.............  solid waste    75       September 1991
   Pedricktown, New Jersey...........  gas           116       March 1992
   Carney's Point, New Jersey........  coal          249       March 1994
   Logan Township, New Jersey........  coal          219       September 1994
                                                     ---
       Total.........................                659
                                                     ===

  ACE is also currently purchasing 125 MW of capacity and energy from PECO un-der a contract which ends May 31, 2000. This agreement replaced a terminated agreement with Pennsylvania Power & Light Company, effective March 1998. ACE also contracts with other electric suppliers on an as-needed basis for the purchase of short-term generating capacity, energy and transmission capacity.

 Nuclear Power Plants

  DPL's nuclear capacity is provided by Peach Bottom Atomic Power Station (Peach Bottom) Units 2 and 3 and by Salem Nuclear Generating Station (Salem) Units 1 and 2. ACE's nuclear capacity is provided by Peach Bottom, Salem, and the Hope Creek Nuclear Generating Station (Hope Creek). Peach Bottom is lo-cated in York County, Pennsylvania, is operated by PECO, and has a summer ca-pacity of 2,186 MW. Public Service Electric and Gas (PSE&G) operates Salem and Hope Creek, which are located adjacent to each other in Salem County, New Jer-sey, and have summer capacities of 2,212 MW and 1,031 MW, respectively.

  DPL's and ACE's shares of MW capacity and ownership interests in the nuclear power plants are shown below.

                                                                    Consolidated
   Plant                                                DPL   ACE     Conectiv
   -----                                                ----  ----  ------------
   Peach Bottom
     Share of MW.......................................  164   164       328
     Ownership %....................................... 7.51% 7.51%    15.02%
   Salem
     Share of MW.......................................  164   164       328
     Ownership %....................................... 7.41% 7.41%    14.82%
   Hope Creek
     Share of MW.......................................   --    52        52
     Ownership %.......................................   --  5.00%     5.00%

  DPL's and ACE's ownership interests in nuclear power plants provided approx-imately 12% of Conectiv's total installed capacity as of December 31, 1998. In 1998, output from the jointly-owned nuclear power plants provided 21% of the electricity used by Conectiv's customers. See Note 22 to Conectiv's 1998 Con-solidated Financial Statements, included in Item 8 of Part II, for information about its investment in jointly-owned generating stations.

  The operation of nuclear generating units is regulated by the Nuclear Regu-latory Commission (NRC). Such regulation requires that all aspects of plant operation be conducted in accordance with NRC safety and environmental re-quirements and that continuous demonstrations be made to the NRC that plant operations meet applicable requirements. The NRC has the ultimate authority to determine whether any nuclear generating unit may operate.

  As a by-product of nuclear operations, nuclear generating units produce low-level radioactive waste (LLRW). LLRW is accumulated on-site until shipped to a federally licensed permanent disposal facility. Salem, Hope Creek, and Peach Bottom have on-site interim storage facilities with five-year storage capaci-ties.

  For a discussion of the cycle of production, use and disposal of nuclear fu-el, see "Nuclear" on page I-9.

  For a discussion of funding DPL's and ACE's shares of the estimated future cost of decommissioning the Salem, Hope Creek, and Peach Bottom nuclear reac-tors, see Note 9 to Conectiv's 1998 Consolidated Financial Statements included in Part II, Item 8.

  The NRC is requiring nuclear plant operators to report by July 1, 1999, that their nuclear power plants are Year 2000 ready, or will be Year 2000 ready, by January 1, 2000. PSE&G and PECO have informed DPL and ACE that they are on schedule to meet the July 1, 1999 response date and that their nuclear opera-tions' Year 2000 programs will make Salem, Hope Creek, and Peach Bottom Year 2000 ready by January 1, 2000.

  Salem Units 1 and 2 were removed from operation by PSE&G in the second quar-ter of 1995 due to operational problems, and maintenance and safety concerns. Due to degradation of a significant number of tubes in the Unit 1 steam gener-ators, PSE&G replaced the Unit 1 steam generators. After receiving NRC autho-rization, PSE&G returned Unit 2 to service on August 30, 1997, and Unit 1 to service on April 17, 1998. On July 29, 1998, the NRC removed Salem from its "watch list" of troubled nuclear plants. The Salem Unit 2 steam generators will be inspected for tube degradation in upcoming outages.

  See Note 18 to Conectiv's 1998 Consolidated Financial Statements included in
Part II, Item 8, for information concerning DPL's and ACE's lawsuit against Westinghouse Electric Corporation, the designer and manufacturer of the Salem steam generators, and the financial impact of the outages.

  Systematic Assessment of Licensee Performance (SALP) reports issued by the NRC rate licensee performance in four assessment areas: Operations, Mainte-nance, Engineering and Plant Support. Ratings range from a high of "1" to a low of "3." In September 1998, the NRC issued a SALP Report on the performance of activities at Salem for the period March 1, 1997, to August 1, 1998. Salem received a rating of 1 in Operations, a 2 in Maintenance, a 2 in Engineering, and a 1 in Plant Support. The NRC noted that the overall performance at Salem improved, as demonstrated by a nearly event-free return of both units to oper-ation following the extended outage.

  On June 8, 1998, the NRC issued a SALP report on Hope Creek for the period November 10, 1996, to May 16, 1998. Hope Creek received a rating of 2 in the areas of Operations, Maintenance, and Engineering, and a rating of 1 in the area of plant support. The NRC noted improved performance in all functional areas during the period.

  On July 17, 1997, the NRC issued a SALP report on Peach Bottom for the pe-riod October 15, 1995, to June 7, 1997. Peach Bottom received a rating of 1 in the areas of Operations, Maintenance, and Plant Support, and 2 in Engineering.

  On September 16, 1998, the NRC announced that it was suspending the SALP re-port process until it completes a review of its nuclear power plant perfor-mance assessment process. The SALP process has not yet been resumed or re-placed.

 Fuel Supply for Electric Generation

  DPL's and ACE's electric generating capacity by fuel type are shown under "Installed Capacity" on page I-5. To facilitate the purchase of adequate amounts of fuel at reasonable prices, DPL and ACE contract with various sup-pliers of coal, oil, and natural gas on both a long- and short-term basis. DPL's long-term coal contracts generally contain provisions for periodic and limited price adjustments, which are based on current market prices. Oil and natural gas contracts generally are of shorter term with prices determined by market-based indices.

 Coal

  Conectiv's coal fired generation includes DPL's wholly-owned Edge Moor Units 3 and 4 and the Indian River Station, and ACE's wholly-owned B.L. England Units 1 and 2 and Deepwater Unit 6. Coal is also the fuel source for the Key-stone and Conemaugh generating plants, in which DPL and ACE have ownership in-terests. During 1998, 47% of DPL's coal supply was purchased under contracts less than three years in duration, 48% under long-term contracts (up to ten years), and the balance on the spot market. During 1998, 92% of ACE's coal supply was purchased under long-term contracts (up to ten years) and the bal-ance was purchased on the spot market. Approximately 69% and 56% of DPL's and ACE's respective projected coal requirements are expected to be provided under supply contracts. DPL and ACE do not anticipate any difficulty in obtaining adequate amounts of coal at reasonable prices.

 Oil

  Currently, 100% of the residual oil used in DPL's Edge Moor Unit 5 is pur-chased on a spot basis. Natural gas is used when economically feasible. A two-year residual oil supply contract that expires in 1999 provides 90% to 100% of the fuel supply requirements for DPL's Vienna Generating Station (Vienna). Any amount over 90% of Vienna's requirements may be purchased in the spot market. All of the residual oil used in ACE's B.L. England Unit 3 and Deepwater Unit 1 is supplied under a three-year contract that expires October 31, 2000. Another three-year contract which expires October 31, 2000, provides all of the dis-tillate oil supply for ACE's combustion turbines.

 Gas

  Natural gas is the primary fuel for the three combustion turbines for DPL's Hay Road combustion turbines and a secondary fuel for DPL's Edge Moor Units 3, 4, and 5. Natural gas for these DPL generating units is purchased on a firm or interruptible basis from suppliers such as marketers, producers, and utili-ties. The secondary fuel for DPL's Hay Road combustion turbines is low-sulfur diesel fuel, which is purchased in the spot market. Six of ACE's combustion turbines use natural gas as a primary fuel source and ACE's Deepwater Units 1 and 6 use natural gas as secondary fuel. Natural gas for ACE's gas-fired gen-erating units is primarily purchased from the local gas distribution company on a firm basis and is also purchased from other suppliers such as marketers, producers, and utilities. Natural gas is delivered to both DPL and ACE through the interstate pipeline system under contracts that are a mix of long-term firm, short-term firm, and interruptible contracts.

 Nuclear

  The supply of fuel for nuclear generating units involves the mining and milling of uranium ore to uranium concentrate, conversion of the uranium con-centrate to uranium hexaflouride, enrichment of the uranium hexaflouride gas, conversion of the enriched gas to fuel pellets, and fabrication of fuel assem-blies. After spent fuel is removed from a nuclear reactor, it is placed in temporary storage for cooling in a spent fuel pool at the nuclear station site. The federal government has an obligation for the transportation and ul-timate disposal of the spent fuel, as discussed below.

  PSE&G has informed DPL and ACE that it has several long-term contracts with uranium ore operators, converters, enrichers and fabricators to process ura-nium ore to uranium concentrate to meet the currently projected requirements for Salem. PSE&G has also informed ACE that it has similar contracts to sat-isfy the fuel requirements of Hope Creek. DPL and ACE have also been advised by PECO that it has contracts similar to PSE&G's contracts to satisfy the fuel requirements of Peach Bottom. Currently, there is an adequate supply of nu-clear fuel for Salem, Hope Creek, and Peach Bottom.

  In conformity with the Nuclear Waste Policy Act of 1982 (NWPA), PSE&G and PECO have entered into contracts with the United States Department of Energy
(DOE) on behalf of the joint owners providing that the federal government shall for a fee take title to, transport, and dispose of spent nuclear fuel and high level radioactive waste from the Salem, Hope Creek, and Peach Bottom reactors. In accordance with the NWPA, DPL and ACE pay the DOE one-tenth of one cent per kWh of nuclear generation (net of station use) for the future cost of spent nuclear fuel disposal. Under the NWPA, the DOE was to begin ac-cepting spent fuel for permanent off-site storage no later than January 1998. However, no such repositories are in service or under construction. The DOE has stated that it would not be able to open a permanent, high level nuclear waste storage facility until 2010, at the earliest.

  Pursuant to NRC rules, spent nuclear fuel generated in any reactor can be stored in reactor facility storage pools or in independent spent nuclear fuel storage installations located at or away from reactor sites for at least 30 years beyond the licensed life for operation (which may include the term of a revised or renewed license).

  PSE&G has advised DPL and ACE that, as a result of reracking the two spent fuel storage pools at Salem, the availability of spent fuel storage capacity is estimated to be adequate through 2012 for Unit 1 and 2016 for Unit 2. PSE&G has also advised ACE that the Hope Creek pool is also fully racked and it is expected to provide adequate storage capacity until 2006. PECO has advised DPL and ACE that spent fuel racks at Peach Bottom have storage capacity until 2000 for Unit 2 and until 2001 for Unit 3. PECO has also advised DPL and ACE that it is constructing an on-site dry storage facility, which is expected to be operational in 2000, to provide additional storage capacity.

 Electric Regulatory Matters

  For information concerning restructuring the electric utility industry in New Jersey, Delaware, Maryland, and Virginia, see Note 6 to Conectiv's 1998 Consolidated Financial Statements included in Item 8 of Part II.

 Electric Retail Rates

  DPL's base rates for retail electric service are subject to the approval of the DPSC, MPSC, and VSCC. ACE's base rates for retail electric service are subject to the approval of the NJBPU. However, the utility ratemaking process is changing in New Jersey, Delaware, Maryland, and Virginia as discussed in
Note 6 to Conectiv's 1998 Consolidated Financial Statements included in Item 8 of Part II.

  For information concerning base rate decreases related to the Merger and base rate decreases expected in connection with electric utility industry re-structuring, see Note 6 to Conectiv's 1998 Consolidated Financial Statements included in Part II, Item 8. Information concerning lower New Jersey customer rates due to corresponding New Jersey tax reductions is discussed in Note 3 to Conectiv's 1998 Consolidated Financial Statements included in Part II, Item 8.

 Off-Tariff Rates

  Legislation enacted in New Jersey in July 1995 allows the NJBPU, upon peti-tion from any electric or gas utility, to adopt a plan of regulation other than the traditional rate-base/rate-of-return regulation. In addition, on a case-by-case basis, the law allows utilities to petition the NJBPU for the right to offer customers, who meet certain conditions, off-tariff, discounted rates. Off-tariff pricing arrangements with certain ACE customers have been arranged.

  For information concerning DPL's "Special Contract Rate Tariffs," see page I-13 herein.

 Electric Energy Adjustment Clauses

  DPL's and ACE's regulated retail electric tariffs include energy adjustment clauses that provide for collection from customers of fuel costs and the en-ergy costs of purchased and net interchange power. ACE's energy adjustment clause also provides for the collection of capacity costs incurred under pur-chased power contracts with IPPs, which are discussed under Purchased Power on page I-6. DPL's purchased capacity costs are generally subject to base rate recovery. Any under- or over-collection of energy adjustment clause costs in the current period is generally deferred until customers' rates are adjusted to collect or return the under- or over-collection.

  In January 1999, ACE filed with the NJBPU a petition requesting that the es-timated cost of oxides of nitrogen (NOx) allowances in 1999 of $4.8 million be included in energy adjustment clause rates. A ruling on this matter is ex-pected during 1999. For information concerning NOx emission regulations, see "Air Quality Regulations" on page I-15.

  On April 11, 1997, the Rate Intervention Steering Committee (RISC) submitted its brief on its appeal to the Superior Court of New Jersey in response to the NJBPU's decision which provided for ACE's recovery (through energy adjustment clause rates) of the cost of power purchased from IPPs. In May 1998, the Supe-rior Court of New Jersey rejected RISC's appeal and upheld the NJBPU's deci-sion providing for recovery of IPP purchased power costs through energy ad-justment clause rates. In May 1998, RISC appealed the Superior Court's deci-sion to the Supreme Court of New Jersey, which denied RISC's appeal in July 1998.

  The current status or results of significant energy adjustment clause rate issues are discussed below. As of December 31, 1998, DPL's and ACE's accrued liabilities included amounts which are expected to adequately provide for dis-allowances of energy adjustment clause costs and penalties related to the is-sues discussed below.

  Both Delaware and Maryland have programs that assess the overall performance of DPL's 15 major generating units. Under the DPSC's Power Plant Performance Program (PPPP), DPL can receive financial rewards or penalties, which will not exceed an estimated cap of $1.7 million in 1998. The 1996 and 1997 PPPP re-sults were not material to DPL's financial position or results of operations. If DPL does not meet an overall system performance standard set by Maryland's Generating Unit Performance Program, the MPSC can disallow certain fuel costs of units that operated below their individual performance standards. DPL did not meet the 1996 or 1997 overall system standards due principally to the Sa-lem outage.

  DPL's long-term purchased power agreement with PECO has previously been the subject of regulatory litigation in Delaware as the result of disallowances proposed by DPSC Staff and the Delaware Division of the Public Advocate. No such disallowances were ordered for 1996 or 1997. Delaware's Division of the Public Advocate has proposed a total disallowance of $17.7 million for 1998 and 1999. DPL will contest the proposed disallowance.

  For information concerning ACE's nuclear performance standard, see "Other Rate Matters" in Note 6 to Conectiv's 1998 Consolidated Financial Statements included in Item 8 of Part II.

  For information concerning replacement power costs not recovered through customer rates due to a prolonged outage at Salem, see Note 18 to Conectiv's 1998 Consolidated Financial Statements included in Item 8 of Part II.

  Energy adjustment clauses are expected to be eliminated under state electric industry restructuring initiatives. Based on existing restructuring initiatives in Delaware, Maryland, and Virginia, profits or losses on the en-ergy portion of electricity sales may affect DPL's earnings after restructur-ing becomes effective. The New Jersey energy adjustment clause is expected to be superceded by provisions contained in the Act which permit Basic Generation Service (BGS) suppliers full and timely recovery of their costs. The Act also authorizes the NJBPU to allow the deferral and subsequent recovery of BGS costs if necessary for attainment of the rate reductions required by the Act. Regulations governing BGS are expected to be promulgated by the NJBPU prior to beginning retail choice of electricity sup-pliers in New Jersey. For additional information concerning the Act, see Note 6 to Conectiv's 1998 Consolidated Financial Statements included in Item 8 of
Part II.

 New Jersey Electric Distribution Service Reliability and Quality Standards

  On December 30, 1997, the NJBPU directed its Staff to initiate an inquiry into establishing measurable performance and reliability standards for New Jersey electric and gas utilities. The Staff's most recent draft proposal does not propose monetary penalties, but does require establishment of utility spe-cific standards and contains potentially costly and burdensome reporting re-quirements. The NJBPU is expected to review this matter in 1999.

 New Jersey Demand Side Management

  ACE submitted its second Demand Side Management (DSM) Plan for the period from September 1997 through August 1998 in April 1997. The DSM Plan includes programs that address energy conservation needs of the residential, commercial and industrial markets. During the course of DSM Plan proceedings, New Jer-sey's Division of the Ratepayer Advocate (Ratepayer Advocate) alleged that ACE has been recovering more in rates for DSM programs than it is spending on such programs. ACE's position is that the level of DSM expenditures cannot be viewed in isolation, but must be considered in light of both the overall his-tory of DSM expenditures under current rates, as well as ACE's overall revenue requirement needs in a rate proceeding. The Ratepayer Advocate contends that any over-recovery and treatment of such over-recovery should be addressed out-side the context of a base rate proceeding. The NJBPU has not yet taken any action on this matter. ACE cannot predict the outcome of this matter.

 New Jersey Public Utility Fault Determination Act

  The New Jersey Public Utility Fault Determination Act requires the NJBPU to make a determination of fault with regard to any past or future accident at any electric generating or transmission facility, prior to granting a utility's request for a rate increase to cover accident-related costs in ex-cess of $10 million. However, the law allows a utility to file for non-acci-dent related rate increases during such fault determination hearings and to recover contributions to federally mandated or voluntary cost-sharing plans. The law further allows the NJBPU to authorize the recovery of certain fault-related repair, cleanup, replacement power or damage costs, if appropriate.

Gas Business

 Deregulation

  Effective April 1, 1996, a restructuring of natural gas pricing and service options enabled DPL's large and medium volume commercial and industrial cus-tomers to purchase gas from DPL, or directly from other suppliers and make ar-rangements for transporting gas purchased from these suppliers to their facil-ities. DPL's transportation customers pay a fee, which may be either fixed or negotiated, for the use of DPL's gas transmission and distribution facilities.

  The restructuring mentioned above also authorized off-system gas sales and other "nonjurisdictional merchant sales and services." Earnings from gas sales which are off the Delmarva Peninsula and do not use DPL's gas system assets are not required to be shared with regulated customers through lower rates. For other off-system gas sales and nonjurisdictional merchant sales and serv-ices, 80% of the margin (revenues net of fuel costs) earned reduces energy rates charged to DPL's firm gas customers.

  On December 1, 1998, DPL filed an application with the DPSC, seeking ap-proval of a pilot program to provide transportation service and a choice of gas suppliers to a group of retail customers. DPL proposed a one-year pilot program, starting November 1, 1999, open to 15% of residential customers and 15% of small commercial customers. DPL and intervening parties are engaged in settlement discussions about the proposed pilot program.

 Gas Operations

  DPL purchases gas supplies from marketers and producers under spot market, short-term, and long-term agreements. As shown in the table below, DPL's maxi-mum 24-hour system capability, including natural gas purchases, storage deliv-eries, and the emergency sendout capability of its peak shaving plant, is 187,074 Mcf (thousand cubic feet).

                                                   Number of Expiration  Daily
                                                   Contracts   Dates      Mcf
                                                   --------- ---------- -------
   Supply.........................................      1         2001    9,180
   Transportation.................................      5    2004-2016   82,810
   Storage........................................      6    1999-2011   50,084
   Local Peak Shaving (emergency capability)......                       45,000
                                                                        -------
     Total........................................                      187,074
                                                                        =======

  DPL experienced an all-time daily peak in combined firm sales and transpor-tation sendout of 158,810 Mcf on January 17, 1997. DPL's peak shaving plant liquefies, stores, and re-gasifies natural gas in order to provide supplemen-tal gas in the event of pipeline supply shortfalls or system emergencies.

 Gas Regulatory Matters

  Similar to DPL's Delaware electric energy adjustment clause, a gas cost rate clause provides for the recovery of gas costs from DPL's regulated gas custom-ers. Gas costs for regulated, on-system customers are charged to operations based on costs billed to customers under the gas cost rate clause. Any under- or over-collection of gas costs in a current period is generally deferred un-til customers' rates are adjusted to collect or return the under- or over-col-lection.

  In 1998, DPL implemented a DPSC-approved gas price hedging/risk management program with respect to gas supply for regulated customers. The program seeks to limit regulated customers exposure to commodity price uncertainty. Costs and benefits of the program are included in the gas cost rate clause, result-ing in no effect on DPL's earnings.

Other Regulatory Matters

 Special Contract Rate Tariffs

  Under programs approved by the MPSC and DPSC, DPL may enter into negotiated contracts with retail electric customers in Maryland and retail electric and natural gas customers in Delaware. Also, "Real Time Pricing" (RTP) tariffs are available to customers in Maryland and in Delaware, and an experimental RTP tariff is effective in Virginia. The RTP tariffs provide additional flexibil-ity in providing pricing and service to certain large customers.

 Cost Accounting Manual/Code of Conduct

  Conectiv and its subsidiaries have cost allocation and direct charging mech-anisms in place to ensure that there is no cross-subsidization of competitive activities by regulated utility activities. In 1998, DPL made filings with the DPSC, the MPSC and VSCC to update and revise its Cost Accounting Manual (CAM) to reflect the holding company structure created in 1998. The CAM is subject to review and audit.

  DPL is also subject to various Codes of Conduct that affect the relationship between DPL's regulated and non-regulated activities. In general, these Codes of Conduct limit information obtained through utility activities from being disseminated to employees engaged in non-regulated activities, require sepa-rate telephone numbers for competitive activities and restrict or prohibit sales leads, joint sales calls, or joint promotions.

  Requirements that separate operational and managerial employees be main-tained, as required by the MPSC for non-regulated activities making retail sales of electricity or gas, could impact the way DPL and the Conectiv system of companies are organized and DPL's ability to capture economies of common management and deploy personnel efficiently, without duplicating personnel functions. Prohibitions or restrictions on joint promotions may adversely im-pact Conectiv's competitive businesses.

  ACE has cost allocation and direct charging mechanisms in place to ensure that there is no cross-subsidization of its competitive activities by regu-lated utility activities. In accordance with the NJBPU's order which approved the Merger, ACE filed Conectiv's CAM and the Service Agreement between ACE and CRP with the NJBPU on October 28, 1998.

 Affiliated Transactions

  Certain types of transactions between DPL and ACE and their affiliates may require the prior approval of the VSCC and the NJBPU.

 Federal Decontamination & Decommissioning Fund

  The Energy Policy Act of 1992 provided for creation of a Decontamination & Decommissioning (D&D) Fund to pay for the future clean-up of DOE gaseous dif-fusion enrichment facilities. Domestic utilities and the federal government are required to make payments to the D&D Fund until 2008 or $2.25 billion, ad-justed annually for inflation, is collected. The liability accrued for DPL's and ACE's shares of the D&D Fund was $11.0 million as of December 31, 1998. DPL and ACE are recovering this cost through energy adjustment clause reve-nues.

Capital Spending and Financing Program

  For financial information concerning Conectiv's capital spending and financ-ing program, refer to "Liquidity and Capital Resources" in Management's Dis-cussion and Analysis of Financial Condition and Results of Operations, in-cluded in Item 7 of Part II, and Notes 12 to 14 to Conectiv's 1998 Consoli-dated Financial Statements, included in Item 8 of Part II.

  Conectiv's ratios of earnings to fixed charges under the SEC Method for 1994-1998 are shown below.

                                                     Year Ended December 31,
                                                     ------------------------
                                                     1998 1997 1996 1995 1994
                                                     ---- ---- ---- ---- ----
   Conectiv's Ratio of Earnings to Fixed Charges
    (SEC Method).................................... 2.38 2.63 2.83 2.92 2.85

  Under the SEC Method, earnings, including Allowance For Funds Used During Construction (AFUDC), have been computed by adding income taxes and fixed charges to net income. Fixed charges include gross interest expense, the estimated interest component of rentals, and preferred stock dividend requirements of subsidiaries. Preferred stock dividend requirements of subsidiaries for purposes of computing the ratio have been increased to an amount representing the pre-tax earnings which would be required to cover such dividend requirements. Excluding the Merger-related pre-tax charge to operating expenses of $27.7 million, primarily attributable to DPL and discussed in Note 5 to Conectiv's 1998 Consolidated Financial Statements included in Item 8 of Part II, Conectiv's 1998 ratio of earnings to fixed charges was 2.53.

  DPL's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the SEC Methods for 1994-1998 are shown below. Excluding DPL's Merger-related pre-tax charge of $27.4 million, DPL's 1998 ratio of earnings to fixed charges was 3.21 and its 1998 ratio of earnings to fixed charges and preferred stock dividends was 2.98.

                                                      Year Ended December 31,
                                                      ------------------------
                                                      1998 1997 1996 1995 1994
                                                      ---- ---- ---- ---- ----
   DPL's Ratio of Earnings to Fixed Charges (SEC
    Method).......................................... 2.92 2.83 3.33 3.54 3.49
   DPL's Ratio of Earnings to Fixed Charges and
    Preferred Stock Dividends (SEC Method)........... 2.72 2.63 2.83 2.92 2.85

  ACE's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the SEC Methods for 1994-1998 are shown below. Excluding ACE's Merger-related pre-tax charges of $79.1 million in 1998 and $22.2 million in 1997, ACE's Ratio of Earnings to Fixed Charges was 2.74 in 1998 and 3.15 in 1997, and ACE's Ratio of Earnings to Fixed Charges and Preferred Stock Dividends was 2.55 in 1998 and 2.86 in 1997.

                                                      Year Ended December 31,
                                                      ------------------------
                                                      1998 1997 1996 1995 1994
                                                      ---- ---- ---- ---- ----
   ACE's Ratio of Earnings to Fixed Charges (SEC
    Method).......................................... 1.66 2.84 2.59 3.19 3.07
   ACE's Ratio of Earnings to Fixed Charges and
    Preferred Stock Dividends (SEC Method)........... 1.55 2.58 2.16 2.43 2.26

Environmental Matters

  Conectiv and its regulated utility subsidiaries, DPL and ACE, are subject to various federal, regional, state, and local environmental regulations, includ-ing air and water quality control, oil pollution control, solid and hazardous waste disposal, and limitation on land use. Permits are required for construc-tion projects and the operation of existing facilities. Conectiv has incurred, and expects to continue to incur, capital expenditures and operating costs be-cause of environmental considerations and requirements. Conectiv has a contin-uing program to assure compliance with the environmental standards adopted by various regulatory authorities.

  Included in Conectiv's forecasted capital requirements are construction ex-penditures for compliance with environmental regulations, which are estimated to be $12 million in 1999.

 Air Quality Regulations

  The federal Clean Air Act requires utilities and other industries to signif-icantly reduce emissions of air pollutants such as sulfur dioxide (SO/2/) and oxides of nitrogen (NOx). Title IV of the Clean Air Act, the acid rain provi-sions, established a two-phase program which mandated reductions of SO/2/ and NOx emissions from certain utility units by 1995 (Phase I) and required other utility units to begin reducing SO/2/ and NOx emissions in the year 2000 (Phase II). Phase I emission reduction requirements have been achieved by the jointly-owned Conemaugh generating station and ACE's B.L. England Units 1 and
2. The remainder of DPL's and ACE's wholly- and jointly-owned fossil-fuel units are required to comply with Phase II emission limits.

  DPL's and ACE's facilities also must comply with Title I of the Clean Air Act, the ozone nonattainment provisions, which require states to promulgate Reasonably Available Control Technology (RACT) regulations for existing sources located within ozone nonattainment areas or within the Northeast Ozone Transport Region (NOTR). To comply with RACT regulations, DPL has installed low NOx burner technology on six of its generating units. DPL's RACT compli-ance program has not yet received final regulatory approvals by Delaware and Maryland. The New Jersey Department of Environmental Protection (NJDEP) has approved ACE's RACT compliance plan.

  Additional "post-RACT" NOx emission regulations are being pursued by states in the NOTR. Delaware has proposed post-RACT NOx control regulations requiring attainment of summer seasonal emission reductions of up to 65% below 1990 lev-els by May 1999 through reduced emissions or the procurement of NOx emission allowances. DPL 's post-RACT compliance plan for its Delaware generating units includes capital expenditures of approximately $12 million. In New Jersey, post-RACT NOx control regulations require attainment of summer seasonal emis-sion reductions, of up to 65% below 1990 levels by May 1999 and 90% by 2003. ACE anticipates spending approximately $5 to $8 million over the next five years to achieve compliance with New Jersey's post-RACT NOx regulations.

  In addition to the above requirements, the United States Environmental Pro-tection Agency (USEPA) has proposed summer seasonal NOx controls commensurate with reductions of up to 85% below baseline years by the year 2003 for a 22 state region, including Delaware and New Jersey. Since New Jersey will require a greater percent reduction than the USEPA, the ACE facilities will most likely achieve compliance with the USEPA requirement by 2003. Because Delaware has not yet promulgated regulations to implement the reductions that the USEPA has mandated by 2003, DPL currently cannot determine the additional operating and capital costs that will be incurred to comply with these initiatives.

  In July 1997, the USEPA adopted new federal air quality standards for par-ticulate matter and ozone. The new particulate matter standard addresses fine particulate matter. Attainment of the fine particulate matter standard may re-quire reductions in NOx and SO/2/. However, under the time schedule announced by the USEPA, particulate matter non-attainment areas will not be designated until 2002 and control measures to meet this standard will not be identified until 2005.

 Water Quality Regulations

  The federal Water Pollution Control Act, as amended (the Clean Water Act) provides for the imposition of effluent limitations to regulate the discharge of pollutants, including heat, into the waters of the United States. National Pollution Discharge Elimination System (NPDES) permits issued by state envi-ronmental regulatory agencies specify effluent limitations, monitoring re-quirements, and special conditions with which facilities discharging wastewaters must comply. To ensure that water quality is maintained, permits are issued for a term of five years and are modified as necessary to reflect requirements of new or revised regulations or changes in facility operations.

  ACE holds New Jersey Pollution Discharge Elimination System (NJPDES) permits issued by the NJDEP for the Deepwater and B.L. England power stations. The NJDEP has issued a draft revised NJPDES permit for the Deepwater station which is currently under review. The NJPDES permit for the B.L. England station will expire in December 1999. Application for renewal will be submitted, as re-quired, in June 1999.

  The Clean Water Act also requires that cooling water intake structures be designed to minimize adverse environmental impact. The USEPA is required by a consent order to propose regulations in 1999 for determining whether cooling water intake structures represent the best technology available for minimizing adverse environmental impacts. Final action on the proposed regulations is re-quired in 2001.

  Between 1976 and 1979, DPL submitted to the Delaware Department of Natural Resources and Environmental Control (DNREC) the results of environmental im-pact studies which demonstrated compliance with the Clean Water Act. DNREC has required DPL to update its earlier studies to determine if the Indian River and Edge Moor power plants are still in compliance. In addition, in 1993, DNREC promulgated increased restrictions on thermal discharges. Studies as-sessing thermal water quality standards compliance will be completed in 1999 and studies assessing impacts of the cooling water intake structures will be completed in 2001. If the studies indicate an adverse environmental impact, then upgrades to the intake structures and/or environmental enhancement pro-jects to offset adverse impacts will be required. Impact studies would cost up to $2 million per plant. Costs for intake structure upgrades and enhancement projects would range from approximately $1 million if little adverse impact is found, to $45 million if cooling towers are required, which DPL considers to be an unlikely potential outcome.

  PSE&G is implementing the 1994 NJPDES permit issued for the jointly-owned Salem facility, which requires, among other things, water intake screen modi-fications and wetlands restoration. Under the 1994 permit, PSE&G is continuing to restore wetlands and conduct the requisite management and monitoring asso-ciated with the special conditions of the 1994 permit. In 1999, PSE&G must ap-ply to renew Salem's NJPDES permit.

 Hazardous Substances

  The nature of the electric and gas utility businesses results in the produc-tion, or handling, of various by-products and substances which may contain substances defined as hazardous under federal or state statutes. The disposal of hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes autho-rize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Conectiv's exposure is mini-mized by adherence to environmental standards for Conectiv-owned facilities and through a waste disposal contractor screening and audit process.

  As of December 31, 1998, Conectiv's other accrued liabilities included $3 million for clean-up and other potential costs related to federal and state superfund sites. Conectiv does not expect such future costs to have a material effect on Conectiv's financial position or results of operations. For addi-tional information, see Note 19 to Conectiv's 1998 Consolidated Financial Statements included in Item 8 of Part II.

Executive Officers

  The names, ages, and positions of all of the executive officers of Conectiv as of December 31, 1998, are listed below, along with their business experi-ences during the past five years. Officers are elected annually by the Board of Directors. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                        Executive Officers of Conectiv
                           (As of December 31, 1998)

          Name, Age and Position              Business Experience During Past 5 Years
          ----------------------              ---------------------------------------
Howard E. Cosgrove, 55..................... Elected 1998 as Chairman of the Board and
 Chairman of the Board and Chief            Chief Executive Officer of Conectiv,
 Executive Officer                          Delmarva Power & Light Company, and
                                            Atlantic City Electric Company. Elected
                                            1992 as Chairman of the Board, President
                                            and Chief Executive Officer and Director of
                                            Delmarva Power & Light Company.
Meredith I. Harlacher, Jr., 56............. Elected 1998 as President and Chief
 President                                  Operating Officer of Conectiv, and
                                            President and Chief Operating Officer and
                                            Director of Delmarva Power & Light Company
                                            and Atlantic City Electric Company. Elected
                                            1993 as Senior Vice President of Atlantic
                                            Energy, Inc.
Barry R. Elson, 57......................... Elected 1998 as Executive Vice President of
 Executive Vice President                   Conectiv, and Executive Vice President and
                                            Director of Delmarva Power & Light Company
                                            and Atlantic City Electric Company. Elected
                                            1997 as Executive Vice President, Delmarva
                                            Power & Light Company. Executive Vice
                                            President, Cox Communications, Inc.,
                                            Atlanta, Georgia, from 1995 to 1996. Senior
                                            Vice President, Cox Enterprises/Cox
                                            Communications, Inc., Atlanta, Georgia,
                                            from 1984 to 1995.
Thomas S. Shaw, 51......................... Elected 1998 as Executive Vice President of
 Executive Vice President                   Conectiv, and Executive Vice President and
                                            Director of Delmarva Power & Light Company
                                            and Atlantic City Electric Company. Elected
                                            1992 as Senior Vice President, Delmarva
                                            Power & Light Company.

(continued on following page)

          Name, Age and Position              Business Experience During Past 5 Years
          ----------------------              ---------------------------------------
Barbara S. Graham, 50...................... Elected 1998 as Senior Vice President and
 Senior Vice President and                  Chief Financial Officer of Conectiv, and
 Chief Financial Officer                    Senior Vice President and Chief Financial
                                            Officer and Director of Delmarva Power &
                                            Light Company and Atlantic City Electric
                                            Company. Elected 1994 as Senior Vice
                                            President, Treasurer and Chief Financial
                                            Officer, Delmarva Power & Light Company.
                                            Vice President and Chief Financial Officer
                                            from 1992 to 1994.

James P. Lavin, 51......................... Elected 1998 as Controller of Conectiv,
 Controller and Chief Accounting Officer    Delmarva Power & Light Company and Atlantic
                                            City Electric Company. Elected 1993 as
                                            Comptroller, Delmarva Power & Light
                                            Company.

John C. van Roden, 49...................... Elected 1998 as Senior Vice President and
 Senior Vice President and                  Chief Financial Officer, effective January
 Chief Financial Officer*                   1999, of Conectiv, Delmarva Power & Light
                                            Company, and Atlantic City Electric
                                            Company. Principal, Cook and Belier, Inc.,
                                            in 1998. Senior Vice President/Chief
                                            Financial Officer and Vice
                                            President/Treasurer, Lukens, Inc. from 1987
                                            to 1998.

--------
*Effective January 1999

Item 2. Properties

  Substantially all utility plant and properties of DPL and ACE are subject to liens of the Mortgages under which First Mortgage Bonds are issued.

  DPL's and ACE's electric properties are located in New Jersey, Delaware, Maryland, Virginia, and Pennsylvania. The following table sets forth the net installed summer electric capacity available to DPL and ACE on a combined ba-sis to serve their peak loads as of December 31, 1998.

                                                                            Net Installed
                                                                              Capacity
                Station                              Location                (kilowatts)
                -------                              --------               -------------
   Coal-Fired
     Edge Moor.......................  Wilmington, DE......................     260,000
     Indian River....................  Millsboro, DE.......................     767,000
     B L England.....................  Beesley's Pt., NJ...................     284,000
     Conemaugh.......................  New Florence, PA....................     128,000 (A)
     Keystone........................  Shelocta, PA........................     105,000 (A)
     Deepwater.......................  Pennsville, NJ......................      80,000
                                                                              ---------
                                                                              1,624,000
                                                                              ---------
   Oil-Fired
     Edge Moor.......................  Wilmington, DE......................     445,000
     B L England.....................  Beesley's Pt., NJ...................     155,000
     Vienna..........................  Vienna, MD..........................     153,000
     Deepwater.......................  Pennsville, NJ......................     140,000
                                                                              ---------
                                                                                893,000
                                                                              ---------
   Combustion Turbines/Combined Cycle
     Hay Road........................  Wilmington, DE......................     511,000
     Cumberland......................  Millville, NJ.......................      84,000
     Sherman Avenue..................  Vineland, NJ........................      81,000
     Middle..........................  Rio Grande, NJ......................      77,000
     Carll's Corner..................  Upper Deerfield Twp, NJ.............      73,000
     Cedar...........................  Cedar Run, NJ.......................      68,000

                                                                 Net Installed
                                                                   Capacity
           Station                        Location                (kilowatts)
           -------                        --------               -------------
     Missouri Avenue....... Atlantic City, NJ...................      60,000
     Mickleton............. Mickleton, NJ.......................      59,000
     Christiana............ Wilmington, DE......................      45,000
     Deepwater............. Pennsville, NJ......................      19,000
     Edge Moor............. Wilmington, DE......................      13,000
     Madison Street........ Wilmington, DE......................      11,000
     West.................. Marshallton, DE.....................      15,000
     Delaware City......... Delaware City, DE...................      16,000
     Indian River.......... Millsboro, DE.......................      17,000
     Vienna................ Vienna, MD..........................      17,000
     Tasley................ Tasley, VA..........................      26,000
     Salem................. Lower Alloways Creek Twp., NJ.......       6,000 (A)
                                                                   ---------
                                                                   1,198,000
                                                                   ---------
   Nuclear
     Peach Bottom.......... Peach Bottom Twp., PA...............     328,000 (A)
     Salem................. Lower Alloways Creek Twp., NJ.......     328,000 (A)
     Hope Creek............ Lower Alloways Creek Twp., NJ.......      52,000 (A)
                                                                   ---------
                                                                     708,000
                                                                   ---------
   Diesel Units
     Crisfield............. Crisfield, MD.......................      10,000
     Bayview............... Bayview, VA.........................      12,000
     B L England........... Beesley's Pt., NJ...................       8,000
     Keystone.............. Shelocta, PA........................         700 (A)
     Conemaugh............. New Florence, PA....................         800 (A)
                                                                   ---------
                                                                      31,500
                                                                   ---------
   Customer-Owned Capacity  Delaware City, DE                         57,000 (B)
   Long-term Capacity Purchases.................................   1,065,000
                                                                   ---------
     Subtotal...................................................   5,576,500
                                                                   ---------
   Short-term Capacity Purchases................................     458,500
                                                                   ---------
     Total......................................................   6,035,000
                                                                   =========

(A)DPL's and ACE's portion of jointly-owned plants.
(B) Represents capacity owned by a refinery customer of DPL which is available to DPL to serve its peak load.

  On a combined basis, DPL's and ACE's electric transmission and distribution systems includes 2,622 transmission poleline miles of overhead lines, 5 trans-mission cable miles of underground cables, 16,350 distribution poleline miles of overhead lines, and 6,738 distribution cable miles of underground cables.

  DPL has a liquefied natural gas plant located in Wilmington, Delaware, with a storage capacity of 3.045 million gallons and an emergency sendout capabil-ity of 45,000 Mcf per day. DPL also owns four natural gas city gate stations at various locations in its gas service territory. These stations have a total sendout capacity of 125,000 Mcf per day.

  The following table sets forth DPL's gas pipeline miles:

      Transmission Mains.................................................   114*
      Distribution Mains................................................. 1,492
      Service Lines...................................................... 1,104

--------
* Includes 11 miles of joint-use gas pipeline that is used 10% for gas opera-tions and 90% for electric operations.

  DPL, ACE, and other Conectiv subsidiaries also own and occupy a number of properties and buildings that are used for office, service, and other purpos-es.

  Under New Jersey law, the State of New Jersey owns in fee simple for the benefit of the public schools all lands now or formerly flowed by the tide up to the mean high-water line, unless it has made a valid conveyance of its in-terests in such property. In 1981, because of uncertainties raised as to pos-sible claims of State ownership, the New Jersey Constitution was amended to provide that lands formerly tidal-flowed, but which were not then tidal-flowed at any time for a period of 40 years, were not to be subject to State claim unless the State has specifically defined and asserted a claim within one year period ending November 2, 1982. As a result, the State published maps of the eastern (Atlantic) coast of New Jersey depicting claims to portions of many properties, including certain properties owned by ACE. ACE believes it has good title to such properties and will defend its title, or will obtain such grants from the State as may ultimately be required. The cost to acquire any such grants may be covered by title insurance policies. Assuming that all of such State claims were determined adversely to ACE, they would relate to land, which, together with the improvements thereon, would amount to less than 1% of net utility plant. No maps depicting State claims to property owned by ACE on the western (Delaware River) side of New Jersey were published within the one year period mandated by the constitutional amendment. Nevertheless, ACE be-lieves it has obtained all necessary grants from the State for its improved properties along the Delaware River.

Item 3. Legal Proceedings

  See Note 18 to Conectiv's 1998 Consolidated Financial Statements included in
Part II, Item 8 for information concerning DPL's and ACE's lawsuits against Westinghouse Electric Corporation, the designer and manufacturer of the Salem steam generators.

Item 4. Submission of Matters to a Vote of Security Holders

  No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders of Conectiv (the holding com-pany), through the solicitation of proxies or otherwise.

  On October 14, 1998, ACE shareholders approved an amendment to ACE's Char-ter, removing a restriction on the amount of securities representing unsecured indebtedness issuable by ACE. For additional information, see Item 4 of ACE's 1998 Report on Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Conectiv common stock and Conectiv Class A common stock are listed on the New York Stock Exchange.

  As of December 31, 1998, there were 78,600 holders of Conectiv's common stock and 35,133 holders of Conectiv's Class A common stock.

   Conectiv Common stock
   (1)
   ---------------------
                                   1998                          1997
                            ------------------------      ------------------------
                                         Price                         Price
                            Dividend   -------------      Dividend   -------------
                            Declared   High     Low       Declared   High     Low
                            --------   ----     ----      --------   ----     ----
   First Quarter...........  $0.38 1/2 $22 3/4  $20 7/8    $0.38 1/2 $20 3/8  $18 3/8
   Second Quarter..........   0.38 1/2  22 9/16  19 7/8     0.38 1/2  19 3/8   16 7/8
   Third Quarter...........   0.38 1/2  23 1/4   19 11/16   0.38 1/2  19       17 3/16
   Fourth Quarter..........   0.38 1/2  24 1/2   21 7/8     0.38 1/2  23 7/16  18 9/16

   Conectiv Class A common stock (2)
   ---------------------------------
                                                            1998
                                                     ---------------------
                                                                Price
                                                     Dividend ------------
                                                     Declared High    Low
                                                     -------- ----    ----
   First Quarter....................................  $0.80   $34 1/2 $29 9/16
   Second Quarter...................................   0.80    36 7/8  31 11/16
   Third Quarter....................................   0.80    37 3/8  34
   Fourth Quarter...................................   0.80    39 7/8  35 3/8

(1) Due to the Merger, the 1998 stock price represents DPL for January and February, and Conectiv for March through December. The 1997 stock price represents DPL.
(2) Conectiv Class A common stock began trading on March 3, 1998.

  Conectiv is in a transition caused by electric utility restructuring in New Jersey, Delaware, Maryland, Virginia and elsewhere in the region. Conectiv continues to invest in the establishment and growth of new businesses, with the objective of providing new sources of earnings in anticipation of the re-alization of lower margins on electricity sales as the generation portion of the utility business is restructured.

  During this transition, management will remain focused on maximizing total shareholder return -- the combination of common stock price appreciation and dividends paid. Conectiv's financial policies will continue to be reviewed pe-riodically throughout this transition and will reflect results of operations, financial condition, capital requirements, and other relevant considerations, such as the progress and outcome of restructuring activities in various states and the financial requirements of Conectiv's new competitive businesses.

                                   CONECTIV

ITEM 6. SELECTED FINANCIAL DATA

                                            Year Ended December 31,
                          ------------------------------------------------------------------------
                            1998(1)         1997            1996           1995           1994
                          -----------    -----------     -----------    -----------    -----------
                               (Dollars in Thousands, Except Per Share Amounts)
Operating Results and
Data
Operating Revenues......  $ 3,071,606    $ 1,415,367     $ 1,168,664    $ 1,055,725    $ 1,033,442
Operating Income........  $   386,915(2) $   226,294     $   250,389    $   254,425    $   233,244(3)
Net Income..............  $   153,201(2) $   101,218     $   107,251    $   107,546    $    98,940(3)
On System Electric Sales
 (kWh 000)(4)...........   20,687,653     13,231,766      12,925,716     12,310,921     12,505,082
On System Gas Sold and
 Transported (Mcf 000)..       21,587         22,855          22,424         21,371         20,342
Common Stock Information
Basic and Diluted
 Earnings Applicable to:
  Common Stock..........  $   141,292(2) $   101,218     $   107,251    $   107,546    $    98,940(3)
  Class A Common Stock..  $    11,909             --              --             --             --
Earnings Per Share of:
  Common Stock..........  $      1.50(2) $      1.66     $      1.77    $      1.79    $      1.67(3)
  Class A Common Stock..  $      1.82             --              --             --             --
Dividends Declared Per
 Share of:
  Common Stock..........  $      1.54    $      1.54     $      1.54    $      1.54    $      1.54
  Class A Common Stock..  $      3.20             --              --             --             --
Average Shares
 Outstanding (000):
  Common Stock..........       94,338         61,122          60,698         60,217         59,377
  Class A Common Stock..        6,561             --              --             --             --
Year-End Stock Price:
  Common Stock..........  $       24 1/2 $       23 1/16 $       20 3/8 $       22 3/4 $       18 9/64
  Class A Common Stock..  $       39 1/2          --              --             --             --
Book Value Per Common
Share(5)................  $     17.21    $     15.59     $     15.41    $     15.20    $     14.85
Return on Average Common
Equity..................          8.3%          10.6%           11.4%          11.7%          11.1%
Capitalization
Variable Rate Demand
 Bonds
 (VRDB)(6)..............  $   125,100    $    71,500     $    85,000    $    86,500    $    71,500
Long-Term Debt..........    1,746,562        983,672         904,033        853,904        774,558
Preferred Stock of
 Subsidiaries:
  Subject to Mandatory
   Redemption...........      188,950         70,000          70,000             --             --
  Not Subject to
   Mandatory
   Redemption...........       95,933         89,703          89,703        168,085        168,085
Common Stockholders'
Equity..................    1,843,161        954,496         934,913        923,440        884,169
                          -----------    -----------     -----------    -----------    -----------
Total Capitalization
with VRDB...............  $ 3,999,706    $ 2,169,371     $ 2,083,649    $ 2,031,929    $ 1,898,312
                          ===========    ===========     ===========    ===========    ===========
Other Information
Total Assets............  $ 6,087,674    $ 3,015,481     $ 2,931,855    $ 2,866,685    $ 2,669,785
Long-Term Capital Lease
Obligation..............  $    36,603    $    19,877     $    20,552    $    20,768    $    19,660
Capital Expenditures....  $   224,831    $   156,808     $   165,595    $   142,833    $   166,938

--------
(1) As discussed in Note 4 to the Consolidated Financial Statements, Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE) be-came wholly-owned subsidiaries of Conectiv (the Merger) on March 1, 1998. The Merger was accounted for under the purchase method of accounting, with DPL as the acquirer. Accordingly, the 1998 Consolidated Statement of In-come includes 10 months of operating results for ACE and other former sub-sidiaries of Atlantic Energy, Inc.
(2) Employee separation and other Merger-related costs in 1998 decreased oper-ating income, net income, and earnings per share by $27.7 million, $16.8 million, and $0.18, respectively.
(3) An early retirement offer in 1994 decreased operating income, net income, and earnings per share by $17.5 million, $10.7 million, and $0.18, respec-tively.
(4) Excludes interchange deliveries.
(5) Conectiv common stock and Conectiv Class A common stock have the same book value per common share.
(6) Although Variable Rate Demand Bonds are classified as current liabilities, Conectiv intends to use the bonds as a source of long-term financing as discussed in Note 14 to the Consolidated Financial Statements.

                                   CONECTIV

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERGER WITH ATLANTIC

  On March 1, 1998, Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE) became wholly-owned subsidiaries of Conectiv (the Merg-er). DPL common stockholders received one share of Conectiv common stock in exchange for one share of DPL common stock, and Atlantic Energy, Inc. (Atlan-tic) common stockholders received 0.75 of one share of Conectiv common stock and 0.125 of one share of Conectiv Class A common stock in exchange for one share of Atlantic common stock. Effective with the Merger, Atlantic, which owned ACE and nonutility subsidiaries prior to the Merger, ceased to exist. The Merger also resulted in Conectiv owning (directly or indirectly) the non-utility subsidiaries formerly held separately by Atlantic and DPL.

  As used in this document, references to Conectiv may mean the activities of one or more subsidiary companies.

  Under the purchase method of accounting, with DPL as the acquirer as of March 1, 1998, the 1998 Consolidated Statement of Income includes ten months of results of operations for ACE and the nonutility subsidiaries formerly owned by Atlantic.

  See Note 4 to the Consolidated Financial Statements for additional informa-tion concerning the Merger.

EARNINGS RESULTS SUMMARY

  Results of operations for 1998 include a charge for DPL employee separation costs and other Merger-related costs of $27.7 million before taxes, $16.8 mil-lion after taxes, or $0.18 per share. The Merger-related charge reflects cer-tain costs associated with projected Merger-related cost savings of $500 mil-lion over the next 10 years. Prior to the merger, DPL, Atlantic and their sub-sidiaries had approximately 4,600 employees. Employee separation programs re-duced the number of employees by 785.

  Reported earnings applicable to Conectiv common stock were $141.3 million, or $1.50 per average common share (94,338,000 average common shares) in 1998, compared to $101.2 million, or $1.66 per average common share (61,122,000 av-erage common shares) in 1997. Excluding the impact of DPL employee separation costs and other Merger-related costs, earnings per common share for 1998 were $1.68 versus $1.66 in 1997. The dilution resulting from Conectiv common shares issued to Atlantic stockholders was about equal to the net earnings contrib-uted by the former Atlantic companies. The $0.02 increase in earnings per com-mon share (as adjusted) was attributed to 2.5% higher DPL retail electric kil-owatt-hour (kWh) sales and lower DPL utility operating and maintenance ex-penses, offset substantially by losses from Conectiv's investments in new businesses and participation in the competitive retail energy markets. These business activities resulted in a net loss of $38.3 million after taxes in 1998 compared to a net loss of $22.7 million after taxes in 1997. Earnings in 1997 also included a gain of $13.7 million after taxes from the sale of a landfill and waste-hauling company.

  Earnings applicable to Conectiv Class A common stock were $11.9 million or $1.82 per Conectiv Class A common share in 1998. For additional information, see Note 12 to the Consolidated Financial Statements.

  Earnings per common share for 1997 were $1.66 compared to $1.77 for 1996. The $0.11 per share earnings decrease was primarily attributed to losses from investments in new businesses and participation in the competitive energy mar-kets (including branding expenditures), partly offset by the gain on the sale of the landfill and waste-hauling company. Regulated utility earnings were relatively flat in 1997 primarily because higher net electric revenues and lower outage expenses for the Salem nuclear generating units were offset by anticipated higher capital costs.

DIVIDENDS ON COMMON STOCK

  In 1998, the Board of Directors declared a dividend on Conectiv common stock of $1.54 per share ($0.38 1/2 per quarter) and a dividend on Conectiv Class A common stock of $3.20 per share ($0.80 per quarter).

  As discussed below, Conectiv is in a transition caused by electric utility industry restructuring in New Jersey, Delaware, Maryland, and elsewhere in the region. Conectiv continues to invest in the establishment and growth of new businesses, with the objective of providing new sources of earnings in antici-pation of the realization of lower margins on electricity sales as the genera-tion portion of the utility business is restructured.

  During this transition, management will remain focused on maximizing total shareholder return--the combination of common stock price appreciation and dividends paid. Conectiv's financial policies will continue to be reviewed pe-riodically throughout this transition and will reflect results of operations, financial condition, capital requirements, and other relevant considerations, such as the progress and outcome of restructuring activities in various states and the financial requirements of Conectiv's new competitive businesses.

ELECTRIC UTILITY INDUSTRY RESTRUCTURING

  As discussed below, deregulation of the electric utility industry is under-way in New Jersey, Delaware, Maryland, and Virginia. Generally, with restruc-turing, the supply component of the price charged to a customer for electric-ity would be deregulated, and electricity suppliers would compete to supply electricity to customers. Customers would continue to pay the local utility a regulated price for the delivery of the electricity over the transmission and distribution system.

  Stranded costs are costs which may not be recoverable in a competitive en-ergy supply market due to lower prices or customers choosing a different sup-plier. Stranded costs generally include above-market costs associated with generation facilities or long-term purchased power agreements, and regulatory assets. DPL and ACE have quantified stranded costs in Maryland and New Jersey regulatory filings, respectively, and have proposed plans seeking approval for recovery of those costs from customers during the transition to a competitive market.

  When a specific plan that deregulates electricity supply becomes final, ACE or DPL, as appropriate, would cease applying SFAS No. 71 to its electricity supply business in the regulatory jurisdiction to which the plan applies. To the extent that a deregulation plan provides for recovery of stranded costs through cash flows from the regulated transmission and distribution business, the stranded costs would continue to be recognized as assets under SFAS No.
71. Any stranded costs (including regulatory assets) for which cost recovery is not provided would be expensed.

  The amount of stranded costs ultimately recovered from utility customers, if any, and the full impact of legislation deregulating the electric utility in-dustry in any of the jurisdictions in which Conectiv operates cannot be pre-dicted. Also, the quantification of stranded costs under existing generally accepted accounting principles (GAAP) differs from methods used in regulatory filings. Among other differences, GAAP precludes recognition of the gains on plants (or purchased power contracts) not impaired, but requires write down of the plants that are impaired. Due to these considerations, market conditions, timing, and other factors, Conectiv's management currently cannot predict the ultimate effects that electric utility industry deregulation may have on the financial statements of Conectiv and its subsidiaries, although deregulation may have a material adverse effect on Conectiv's results of operations.

New Jersey

  The "Electric Discount and Energy Competition Act" (the Act) was signed into law by the Governor of New Jersey on February 9, 1999. The Act provides for retail choice of electricity suppliers; deregulation of electric rates and other competitive services, such as metering and billing; separation of com-petitive and regulated services; unbundling of rates for electric service; and licensing of electric and gas suppliers. August 1, 1999 is the effective starting date for each utility to provide retail choice of electricity suppli-ers to all of its customers.

  The Act requires each electric utility to reduce its rates by at least 5% at the start of retail choice and by 10% within 36 months of the start of choice. If the New Jersey Board of Public Utilities (NJBPU) determines that a rate de-crease of more than 10% is warranted, a "just and reasonable" financial test is applied. The mandated rate reductions must be sustained through the end of the 48th month after choice begins. The Act requires that the rate reductions be measured against the rates in effect on April 30, 1997. The rate reductions mandated by the Act could have a material adverse effect upon the results of operations of ACE and Conectiv.

  In connection with the deregulation of electric rates, the Act authorizes the NJBPU to permit electric public utilities to recover the full amount of their stranded costs through a non-bypassable market transition charge, as long as the mandated rate reductions are achieved. The NJBPU will determine the utility's stranded cost amount. The NJBPU--determined stranded cost amount will be subject to periodic recalculation and true-up over the recovery period. The Act establishes an 8-year recovery period for stranded costs asso-ciated with owned generation. The recovery period can be extended by the NJBPU so as to allow for the full recovery of the stranded costs and the meeting of mandated rate reductions. The recovery period for stranded costs associated with purchased power contracts is to be the remainder of the contract term. In addition, the Act would allow for the issuance of transition bonds to finance portions of a given utility's stranded costs, as determined to be appropriate by the NJBPU. All savings generated through the use of such transition bonds are to be provided to the customers through rate reductions.

  The Act establishes the current incumbent utility as the provider of "de-fault service" or Basic Generation Service (BGS) for a period of 3 years. Fu-ture proceedings will be held to determine if the provision of BGS should be made competitive. The Act contains numerous provisions regarding the providing of competitive services by each utility. The primary focus is to ensure that there is no cross subsidization from the utility to competitive entities. The NJBPU also is required to develop fair competition standards and conduct an audit to determine that the utilities are in compliance with those standards. The Act gives the NJBPU the authority to order a utility to divest its gener-ating assets if it is determined through a hearing that competition or custom-ers are being adversely affected by plant location, market power or non-com-petitive rates. The NJBPU may require that the generation function be sepa-rated from a utility's non-competitive functions.

  The NJBPU is authorized to establish standards for the licensing of energy suppliers, standards for switching customers from one supplier to another, and standards for issues such as credit and collections. The Act also contains provisions for protecting workers displaced by the impacts of the restructur-ing of the utility industry.

  Electric utilities in New Jersey, including ACE, previously filed stranded cost estimates and unbundled rates, as required by the NJBPU. On August 19, 1998, an Administrative Law Judge (ALJ) from the New Jersey Office of Adminis-trative Law issued an initial decision on ACE's stranded costs and unbundled rate filing. The ALJ, in reviewing ACE's filing, recognized that ACE's stranded costs were $812 million for nonutility generation contracts and $397 million for owned generation. The ALJ made no specific recommendations on rate issues. A final NJBPU decision on this filing is expected by mid-1999.

Delaware

  The Alliance for Fair Electric Competition Today, which includes DPL, worked with Delaware executive branch representatives and representatives of the Del-aware Public Service Commission (DPSC) Staff to develop consensus restructur-ing legislation. House Bill No. 10, with several amendments, passed the Dela-ware House of Representatives, and the Delaware Senate. The Governor of Dela-ware is expected to sign the legislation.

  House Bill No. 10 would allow DPL's Delaware customers to choose their elec-tricity suppliers beginning on October 1, 1999 (for customers with peak de-mands of 1,000 kilowatts or more), January 15, 2000 (for customers with peak demands of 300 kilowatts or more), and 18 months after the legislation is en-acted (for all other customers). House Bill No. 10 also provides for a resi-dential rate reduction of 7.5% beginning October 1, 1999. Thereafter, except for a deferred fuel balance "true-up" and increases for extraordinary costs, residential rates may not be changed for four years; rates for customers in commercial and industrial rate classes may not be changed for three years. Under House Bill No. 10, certain low-income energy assistance and environmental programs are funded at an annual level of about $1.6 million by a charge in electric rates.

  Among other matters, unbundled rates to be charged by DPL during these "rate freeze" periods have been agreed upon by a number of participants in the re-structuring plan proceeding contemplated by House Bill No. 10. Included within the agreement on unbundled rates, DPL would recover $16 million (Delaware re-tail basis) of stranded costs, and electric rates would not be changed in the event DPL sells or transfers generating assets.

Maryland

  In 1997, the Maryland Public Service Commission (MPSC) issued two orders which provide for retail electric competition to begin July 3, 2000, and be phased-in over a three-year period (one-third of the customers per year). En-abling legislation and resolution of complex issues such as stranded costs and utility taxation will be necessary for implementation of retail competition in Maryland.

  On July 1, 1998, DPL filed with the MPSC its quantification of stranded costs and computation of unbundled rates, which are being considered in Case No. 8795. Stranded costs were estimated to be $217 million on a DPL system-wide basis ($69 million Maryland retail portion), including $123 million at-tributable to generating units, $54 million associated with purchased power contracts, $21 million related to fuel inventory financing costs, and $19 mil-lion of regulatory assets. DPL proposed full recovery of the Maryland portion of the stranded costs over a three-year period, starting with the commencement of retail competition on July 3, 2000.

  The MPSC Staff and other parties contend that the market value of DPL gener-ating assets exceeds their book value and thus that DPL has negative stranded costs, or so-called "stranded benefits." Proposals for rate reductions based on a sharing of these alleged benefits and other factors have been submitted to the MPSC in Case No. 8795. The proposed rate reductions vary widely, from 3% up to levels which, if adopted, would have a material adverse impact on Conectiv's results of operations.

  Maryland's electric utilities, including DPL, continue to meet with the MPSC Staff and others to develop consensus enabling restructuring and related tax legislation for possible passage in the 1999 legislative session.

  The MPSC is expected to issue its order on DPL's stranded cost recovery and unbundled rates by October 1, 1999.

Virginia

Comprehensive electric utility restructuring legislation has been introduced in the Virginia General Assembly. Senate Bill No. 1269 and identical House Bill No. 2615, introduced on January 21, 1999, were drafted by a joint House-Senate study committee created in 1996 to consider restructuring issues. Sig-nificant provisions of these Bills provide for:

  .  Phase-in of retail electric competition beginning January 1, 2002

  . Rates in effect on January 1, 2001 to become "capped rates" to continue in effect through July 1, 2007, except for adjustments for changes in fuel costs and state tax rates

  . Customers choosing an electricity supplier other than their incumbent utility continue to pay capped transmission and distribution rates but, instead of the capped generation rate, they would pay a "wires" charge which would be the difference between the capped generation rate and projected market prices for electricity

  . Just and reasonable net stranded costs are to be recovered through capped rates and wires charges during the period January 1, 2001 through July 1, 2007

PRICE REGULATION OF ENERGY REVENUES

  Through 1998, customer rates for non-energy costs have been established in past base rate proceedings before utility regulatory commissions. Changes in non-energy (or base rate) revenues due to volume, or rate changes, generally affect the earnings of Conectiv.

  Energy costs, including fuel and purchased energy, are currently billed to rate-regulated customers under regulated energy adjustment clause rates. These energy rates are adjusted periodically for cost changes and are subject to re-view by regulatory commissions. "Energy revenues," or energy costs billed to customers, do not generally affect net income, because the amount of under- or over-recovered energy costs is generally deferred until it is subsequently re-covered from or returned to utility customers.

  Energy adjustment clauses are expected to be eliminated under electric in-dustry restructuring initiatives. Thus, profits or losses on the energy por-tion of electricity sales are expected to affect the earnings of electric utilities, after restructuring becomes effective.

  Electric revenues also include interchange delivery revenues, which result primarily from the sale of electricity to other electricity suppliers in the Pennsylvania-New Jersey-Maryland (PJM) Interconnection, which is an electric power pool. Interchange delivery revenues are currently reflected in the cal-culation of rates charged to customers under energy adjustment clauses and, thus, do not affect net income. Margins from interchange delivery revenues will impact earnings after deregulation due to elimination of energy adjust-ment clauses.

  Revenues are also earned from sales not subject to price regulation. These sales include off-system bulk commodity sales and retail energy sales.

ELECTRIC REVENUES AND SALES

  Conectiv's sources of electric revenues as a percentage of total electric revenues are shown in the table below. The percentage of Conectiv's consoli-dated electric revenues earned from sales not subject to price regulation has increased as Conectiv's participation in unregulated electricity markets has grown. Gross margin percentages earned in markets not subject to price regula-tion are generally lower than the gross margin percentages earned in regulated retail markets due to product differences, greater volume per customer, and unregulated pricing. However, incremental amounts of gross margin earned from sales not subject to price regulation enhance Conectiv's profitability.

Sources of Consolidated Electric Revenues

                                                              1998  1997  1996
                                                              ----- ----- -----
     Regulated retail revenues............................... 76.7% 81.0% 85.7%
     Resale revenues.........................................  3.1%  6.3%  6.7%
     Interchange delivery revenues...........................  7.3%  3.3%  7.6%
     Revenues from sales not subject to price regulation..... 12.9%  9.4%  --

  The percentages of consolidated regulated retail electric revenues earned by customer sales class are shown in the table below. The addition of ACE's cus-tomer base in 1998 increased the percentages of revenues earned from residen-tial and commercial customers.

Sources of Consolidated Regulated Retail Electric Revenues

                                                               1998  1997  1996
                                                               ----- ----- -----
     Residential.............................................. 45.0% 44.0% 45.7%
     Commercial............................................... 38.1% 34.9% 34.6%
     Industrial............................................... 15.9% 20.2% 18.9%
     Other....................................................  1.0%  0.9%  0.8%

  Changes in the various components of electric revenues are shown below.

Comparative Increase (Decrease) from Prior Year in Consolidated Electric
Revenues

                                                      1998              1997
                                           --------------------------  ------
                                           Consolidated
                                             Conectiv    ACE    DPL     DPL
                                           ------------ ------ ------  ------
                                                 (Dollars in Millions)
     Retail and Resale Revenues
      Non-Energy (Base Rate) Revenues.....   $  509.1   $490.4 $ 18.7  $  8.9
      Energy Revenues.....................      294.9    311.0  (16.1)   32.7
     Interchange Delivery Revenues........      124.9     62.1   62.8   (38.8)
     Revenues from sales not subject to
      price regulation....................      182.7     10.6  172.1   102.4
                                             --------   ------ ------  ------
                                             $1,111.6   $874.1 $237.5  $105.2
                                             ========   ====== ======  ======

  As shown above, $874.1 million of the $1,111.6 million increase in Conectiv's consolidated 1998 electric revenues was due to the Merger. The ad-dition of ACE's customer base doubled the number of electric customers served. On a pro forma basis, as though Conectiv's operating results included ACE's operations beginning January 1, 1997, regulated electric retail kWh sales and customers increased 2.9% and 1.3%, respectively. The pro forma sales increase was primarily due to favorable economic conditions, as reflected by a 5.0% in-crease in kWh sold to commercial customers, partly offset by the unfavorable effect of milder winter weather on residential heating sales. Conectiv's in-crease in non-energy (or base rate) revenues was reduced by approximately $18.9 million due to the Merger-related customer base rate decreases discussed in Note 6 to the Consolidated Financial Statements.

  For 1997 compared to 1996, DPL's regulated electric non-energy (base rate) revenues increased $8.9 million due to a 2.6% retail kWh sales increase, mainly attributed to favorable economic conditions and a 1.4% increase in the number of regulated retail customers. Milder weather limited the sales in-crease.

  In 1998 and 1997, revenues from electric sales not subject to price regula-tion increased $182.7 million and $102.4 million, respectively, mainly because DPL sold more output off-system through the Merchant business. Conectiv ac-tively participates in the wholesale energy markets to support wholesale util-ity and competitive retail marketing activities. Energy market participation results in exposure to commodity market risk when, at times, net open energy commodity positions are created or allowed to continue. To the extent that Conectiv has net open positions, controls are in place that are intended to keep risk exposures within certain management approved risk tolerance levels.

  As discussed under "Price Regulation of Energy Revenues," energy and inter-change delivery revenues generally do not affect net income.

Electric Resale Business

  The ability of electric resale customers to choose their electric supplier has created a competitive electric resale market. If an electric resale cus-tomer selects a supplier other than the local utility, then the local utility receives a fee for delivering the electricity to the resale customer. DPL's contract with its largest electric resale customer, Old Dominion Electric Co-operative (ODEC), is discussed below. Other electric resale customers of DPL have electricity supply contracts with DPL which expire in 2001 to 2004.

  Under notice provisions in its electricity supply contract, ODEC reduced its load by 60 megawatts (MW) on September 1, 1998, from approximately 200 MW to 140 MW. ODEC has also notified DPL that it will reduce its load to zero on September 1, 2001. The annualized reduction in Conectiv's earnings per common share expected to result from ODEC's 60 MW load reduction is approximately $0.02 to $0.03. If ODEC further reduces its load to zero on September 1, 2001, then annualized earnings per share would decrease by approximately an additional $0.07 to $0.08. These pro-jected earnings decreases are net of the expected savings from avoided capac-ity costs.

GAS REVENUES, SALES AND TRANSPORTATION

  DPL earns gas revenues from on-system sales which generally are subject to price regulation, off-system sales which are not subject to price regulation, and from the transportation of gas for customers. Transportation customers may purchase gas from DPL or other suppliers.

  Details of the changes in the various components of gas revenues are shown below.

Comparative Increase (Decrease) from Prior Year in Gas Revenues

                                                         1998         1997
                                                      -----------  ----------
                                                      (Dollars in Millions)
     Non-Energy (Base Rate) Revenues................. $      (4.0) $     (1.2)
     Energy Revenues.................................        (6.0)        8.8
     Revenues from sales not subject to price
      regulation.....................................       341.0        82.2
                                                      -----------  ----------
                                                      $     331.0  $     89.8
                                                      ===========  ==========

  As shown in the above table, total gas revenues increased $331.0 million in 1998 and $89.8 million in 1997 primarily due to higher volumes of gas sold in markets not subject to price regulation. The margin earned from non-price reg-ulated gas sales in excess of related purchased gas costs is relatively small due to the competitive nature of bulk commodity sales.

  The decreases in non-energy (base rate) gas revenues for 1998 and 1997 were primarily due to milder weather during the heating seasons of both years, which resulted in lower residential gas sales (based on cubic feet sold) of 13.2% and 9.8%, respectively. The weather-related gas revenue decrease was partly offset by additional gas revenues from new customers. The number of regulated gas customers served increased 2.4% in 1998 and 2.3% in 1997.

  As discussed under "Price Regulation of Energy Revenues" energy revenues generally do not affect net income.

OTHER SERVICES REVENUES

  Other service revenues were comprised of the following:

                                                          1998    1997    1996
                                                         ------- ------- -------
                                                         (Dollars in millions)
     Fuel oil and gasoline.............................. $ 145.0 $    -- $   --
     HVAC...............................................    93.5    62.8    7.1
     Thermal systems....................................    22.0      --     --
     Operation of power plants..........................    24.9    23.5   21.5
     Telecommunications.................................     7.2     0.7     --
     Landfill and waste hauling(1)......................      --    12.7   14.1
     Other..............................................    40.2    19.5   24.8
                                                         ------- ------- ------
       Total............................................ $ 332.8 $ 119.2 $ 67.5
                                                         ======= ======= ======

--------
(1) Landfill and waste hauling operations were sold in the fourth quarter of 1997.

  As shown in the preceding table, other services revenues increased to $332.8 million in 1998 from $119.2 million in 1997, mainly due to sales of fuel oil and gasoline by Petron Oil Corporation (Petron), which was acquired by Conectiv in March 1998. Acquisitions of HVAC businesses, revenues from the district heating and cooling business of Conectiv Thermal Systems, Inc., start-up of Conectiv's telecommunications and energy solutions businesses, and other new businesses also contributed to revenue growth.

  Fourth quarter 1998 revenues from Conectiv's telecommunications subsidiary, Conectiv Communications, Inc. (CCI), reached $3.6 million. CCI began offering local and long distance service in November 1997. CCI has sold about 32,000 access line equivalents in Delaware, Maryland, New Jersey, and Pennsylvania.

  In 1997, other services revenues increased to $119.2 million from $67.5 mil-lion in 1996, mainly due to HVAC business acquisitions.

ELECTRIC FUEL AND PURCHASED ENERGY EXPENSES

  Electric fuel and purchased energy increased $459.2 million in 1998. Inclu-sion of ACE's operations in the consolidated financial statements beginning March 1, 1998 accounted for $254.8 million of the increase, and the remaining increase was due to more energy supplied for greater volumes of electricity sold off-system and within DPL's service territory. In 1997, DPL's electric fuel and purchased energy expenses increased $89.2 million compared to 1996 primarily due to greater volumes of energy sold off-system and lower amounts of energy expenses deferred under energy adjustment clauses.

  For information concerning the Salem outage's impact on electric fuel and purchased energy expenses, see Note 18 to the Consolidated Financial State-ments.

  The kWh output required to serve load within ACE's and DPL's service terri-tories is substantially equivalent to total output less interchange deliveries and off-system sales. In 1998, kWh output for load within ACE's and DPL's service territories was provided by 35% net purchased power, 31% coal genera-tion, 21% nuclear generation and 13% oil and gas generation.

GAS PURCHASED

  Primarily due to larger volumes of gas purchased for resale off-system, gas purchased increased $333.4 million in 1998 and $91.8 million in 1997.

OTHER SERVICES' COST OF SALES

  Other services cost of sales increased by $178.1 million in 1998 and $29.9 million in 1997 primarily due to the business acquisitions discussed under "Other Services Revenues."

PURCHASED ELECTRIC CAPACITY

  Purchased electric capacity costs increased $154.2 million in 1998 primarily due to ACE's purchased electric capacity costs which are recovered through an energy adjustment clause.

OPERATION AND MAINTENANCE EXPENSES

  Excluding $191.0 million of operation and maintenance expenses of the former Atlantic-owned companies, which are included only in the 1998 reporting peri-od, consolidated Conectiv operation and maintenance expenses increased $9.6 million in 1998. This increase reflects a $54.9 million increase due to expan-sion of telecommunication, HVAC, and other new, nonutility businesses, sub-stantially offset by lower utility operating expenses. Utility operating ex-penses decreased due to fewer employees and the absence of last year's re-start activities at the Salem nuclear power plant.

  In 1997, DPL's operation and maintenance expenses increased $53.9 million mainly due to the start-up of the HVAC, telecommunications, retail energy, and merchant businesses, and costs associated with establishing the Conectiv brand name and gaining new customers. Lower pension cost and Salem outage expenses mitigated the total increase in operation and maintenance expenses.

DEPRECIATION AND TAXES OTHER THAN INCOME TAXES

  In 1998, depreciation and taxes other than income taxes increased mainly due to the ten months of 1998 operating results for the former Atlantic-owned com-panies. Depreciation expense for 1998 also reflects an increase of $6.2 mil-lion from amortization of goodwill associated with the Merger. In 1997, DPL's depreciation expense increased $7.8 million due to completion of on-going con-struction projects and installation of new systems.

OTHER INCOME

  Other income for 1998 includes $17.7 million of equity in earnings of a non-utility generation joint venture. Other income for 1997 includes a $22.9 mil-lion pre-tax gain on the sale of the Pine Grove landfill and related waste-hauling operations.

FINANCING COSTS

  Financing costs reflected in the consolidated income statement include in-terest charges, allowance for funds used during construction (AFUDC), and pre-ferred stock dividend requirements of subsidiaries.

  Financing costs increased $7.0 million in 1998 (excluding increases attrib-uted to the operating results of ACE and former Atlantic-owned nonutility sub-sidiaries for 1998) mainly due to financing requirements associated with in-vestments in new nonutility businesses. In 1997, financing costs increased $9.9 million mainly due to financing requirements related to the utility business.

YEAR 2000

  The Year 2000 issue is the result of computer programs and embedded systems using a two-digit format, as opposed to four digits, to indicate the year. Computer and embedded systems with this characteristic may be unable to inter-pret dates during and beyond the year 1999, which could cause a system failure or other computer errors, leading to disruption of operations. A project team, originally started in 1996 by ACE, is assisting line management in addressing the issue of computer programs and embedded systems not properly recognizing the Year 2000. A Conectiv corporate officer, reporting directly to the Chief Executive Officer, is coordinating all Year 2000 activities. There are sub-stantial challenges in identifying and correcting the many computer and embed-ded systems critical to generating and delivering power, delivering natural gas and providing other services to customers.

  The project team is using a phased approach to managing its activities. The first phase is inventory and assessment of all systems, equipment, and processes. Each identified item is given a criticality rating of high, medium or low. Those items rated as high or medium are then subject to the second phase of the project. The second phase is determining and implementing correc-tive action for the systems, equipment and processes, and concludes with a test of the unit being remediated. The third phase is system testing and com-pliance certification. Additionally, the project team will be updating exist-ing outage contingency plans to address Year 2000 issues.

  Overall, Conectiv's Year 2000 Project covers approximately 140 different systems (some with numerous components) that had been originally identified as high or medium in criticality. However, only 21 of those 140 systems are es-sential for Conectiv to provide electric and gas service to its customers. The Year 2000 Project team will be focusing on these 21 systems, with additional work on the other systems continuing based on their relative importance to Conectiv's businesses.

  The following chart sets forth the current estimated completion percentage of the 140 different systems in the Year 2000 Project by major business group, and for the information technology systems used in managing Conectiv's busi-ness. Conectiv expects significant progress in remediation and testing over the next quarter based on work that is in process and material that is being ordered.

                              Inventory and Corrective Action/ System Testing/
     Business Group            Assessment      Unit Testing      Compliance
     --------------           ------------- ------------------ ---------------
     Business systems........         95%             85%               65%
     Power production........         95%             30%               30%
     Electricity
      distribution...........         95%             10%                5%
     Gas delivery............         95%             60%               60%
     Competitive services....   90% - 95%       30% - 80%         30% - 80%

  Conectiv is also contacting vendors and service providers to review remediation of their Year 2000 issues. Many aspects of Conectiv's businesses are dependent on third parties. For example, fuel suppliers must be able to provide coal or gas to allow Conectiv's subsidiaries to generate electricity.

  Distribution of electricity is dependent on the overall reliability of the electric grid. ACE and DPL are cooperating with the North American Electric Reliability Council (NERC) and the PJM Interconnection in Year 2000 remediation and remediation planning efforts, and have accelerated their Year 2000 Project timeline to be generally in-line with the recommendations of those groups. At this time, a few generating units are scheduled for remediation and testing in September to coincide with previously scheduled outages. Recent reports issued by NERC indicate a diminished risk of disrup-tion to the electric grid caused by Year 2000 issues.

  Conectiv has incurred approximately $3 million in costs for the Year 2000 Project. Current estimates of the costs for the Year 2000 Project range from $10 million to $15 million. These estimates could change significantly as the Year 2000 Project progresses. The costs set forth above do not include several significant expenditures covering new systems, such as Conectiv's SAP busi-ness, financial and human resources management system and an Energy Control System. While the introduction of these new systems effectively remediated Year 2000 problems in the systems they replaced, Conectiv has not previously reported the expenditures on these systems in its costs for the Year 2000 Project.

  Since the project team is still in the process of assessing and correcting impacted systems, equipment and processes, Conectiv cannot with certainty de-termine whether the Year 2000 issue might cause disruptions to its operations and have impacts on related costs and revenues. Conectiv assesses the status of the Year 2000 Project on at least a monthly basis to determine the likeli-hood of business disruptions. Based on its own Year 2000 program, as well as reports from NERC and other utilities, Conectiv's management believes it is unlikely that significant Year 2000 related disruptions will occur. However, any substantial disruption to Conectiv's operations could negatively impact Conectiv's revenues, significantly impact its customers and could generate le-gal claims against Conectiv. Conectiv's results of operations and financial position would likely suffer an adverse impact if other entities, such as sup-pliers, customers and service providers do not effectively address their Year 2000 issues.

LIQUIDITY AND CAPITAL RESOURCES

  Conectiv's primary sources of capital are internally generated funds (net cash provided by operating activities less common dividends) and external financings. Capital requirements generally include utility construction expen-ditures, expansion of new businesses, and repayment of debt and capital lease obligations. In the foreseeable future, Conectiv's management expects that in-cremental demand for electricity will be supplied with purchased power.

  Net cash inflows from operating activities increased to $372.3 million in 1998 from $217.0 million in 1997, mainly due to cash flow provided by ACE's operations (from March 1998 to December 1998), partly offset by more cash used by the operations of Conectiv's new businesses. Cash inflows from operating activities in 1997 remained at about the same level as in 1996. In 1997, cash used by new businesses offset higher cash flows from regulated energy revenues, net of amounts paid for energy.

  Total assets as of December 31, 1998 reflect an increase of $2.9 billion, which resulted from the Merger. The Merger-related increase in assets included $1.9 billion of property, plant, and equipment and $289 million of goodwill, which is being amortized over 40 years. Total long-term capitalization in-creased from $2.1 billion as of December 31, 1997 to $3.9 billion as of Decem-ber 31, 1998, primarily due to the Merger. Dividends payable increased from $23.8 million to $47.7 million, due to declared dividends payable on common stock which was issued to Atlantic stockholders in conjunction with the Merg-er.

  The amount of cash used for business acquisitions (net of cash acquired) was $2.6 million in 1998, $32.0 million in 1997, and $8.3 million in 1996. In 1998, business acquisition expenditures were net of $34.5 million of cash ac-quired in the Merger. The 1998 nonutility businesses acquired by Conectiv in-cluded HVAC businesses, a fuel oil distributor (Petron), and a gas marketing enterprise (Enerval LLC). Business acquisition expenditures in 1997 and 1996 resulted primarily from the purchase of HVAC businesses and direct Merger costs.

  Capital expenditures increased to $224.8 million in 1998 from $156.8 million in 1997 mainly due to ACE's utility capital expenditures from March 1998 to December 1998. In 1997, capital expenditures decreased $8.8 million from 1996 principally due to a $40.5 million decrease in utility construction expendi-tures, partly offset by $35.2 million of capital expenditures for expansion of Conectiv Communications, Inc.'s fiber optic network.

  "Investments in partnerships" of $28.6 million in 1998 included an invest-ment by Conectiv Thermal Systems, Inc. in a thermal energy system being con-structed for a Las Vegas casino, investments in new joint ventures involving gas marketing and operation of a liquefied natural gas storage facility, and other investments.

  "Sales of nonutility assets" in 1997 included $33.4 million of pre-tax pro-ceeds from the sale of Pine Grove Inc.'s landfill and related waste-hauling operations.

  Common dividend payments were $154.1 million in 1998, $93.8 million in 1997, and $93.3 million in 1996. Common dividend payments increased in 1998 due to common stock issued to Atlantic stockholders in conjunction with the Merger. After subtracting common dividend payments from operating activities' net cash in-flows, internally generated funds were $218.2 million in 1998, $123.2 mil-lion in 1997, and $120.3 million in 1996. Internally generated funds provided 119%, 107%, and 77% of the cash required for utility construction in 1998, 1997, and 1996, respectively.

  During 1996-1998, short-term debt provided $266.7 million of funds, and long-term financing activities (debt, preferred equity, and common equity) used net cash of $59.0 million ($371.6 million of redemptions net of $312.6 million of issuances). Short-term debt outstanding increased from $23.3 mil-lion as of December 31, 1997 to $376.1 million as of December 31, 1998. The $352.8 million increase was primarily due to refinancing $158.2 million of nonutility revolving credit facilities of Atlantic and its former subsidiar-ies, and nonutility business expansions and acquisitions. By early- to mid-1999, Conectiv plans to refinance a significant portion of its short-term debt balance with long-term debt. On a consolidated basis, Conectiv had $590 mil-lion in short-term credit lines as of December 31, 1998, of which $235 million was available for borrowing.

  Long-term debt issued during 1996 to 1998 amounted to $199.2 million, which consisted entirely of Medium Term Notes with interest rates ranging from 6.6% to 7.72% and maturities ranging from 5 to 30 years. Redemptions of long-term debt during 1996 to 1998 amounted to $230.1 million, which included $158.2 million of nonutility revolving credit facilities of Atlantic and its former subsidiaries, $31.0 million of Medium Term Notes (5.5%-5.69%), $25.0 million of 6 3/8% First Mortgage Bonds, and $15.9 million of other debt.

  Scheduled maturities of long-term debt over the next five years are as fol-lows: 1999--$80.8 million; 2000--$48.7 million; 2001--$43.7 million; 2002--
$99.3 million; 2003--$162.4 million.

  Preferred securities issued through subsidiaries included $25 million of 7 3/8% preferred securities in 1998 and $70 million of 8.125% preferred securi-ties in 1996. On a consolidated basis, these preferred securities provide a tax benefit equivalent to the tax effect of a deduction for distributions on the preferred securities. Redemptions of preferred stock of subsidiaries were $33.8 million (average dividend rate of 5.5%) in 1998 and $78.4 million (aver-age dividend rate of 6.9%) in 1996. A gain of $2.5 million was realized on re-demption of preferred stock in 1998 and is reflected in the 1998 Consolidated Statement of Income as a reduction of preferred dividends.

  Depending on its financing needs, Conectiv periodically raises cash by issu-ing common stock through its Dividend Reinvestment and Common Share Purchase Plan (DRIP). Alternatively, Conectiv at times provides DRIP shares to invest-ing stockholders by purchasing its common shares in the open market.

  Conectiv's capital structure as of December 31, 1998 and 1997, expressed as a percentage of total capitalization is shown below.

                                                                     1998  1997
                                                                     ----- -----
     Long-term debt and variable rate demand bonds.................. 46.8% 48.6%
     Preferred stock of subsidiaries................................  7.1%  7.4%
     Common stockholders' equity.................................... 46.1% 44.0%

  Conectiv's estimated requirements during 1999 for capital expenditures and business acquisitions are $327 million. The uncertainty of the impact of elec-tric utility industry restructuring, and the extent to which Conectiv retains or divests certain of its assets, including generating plants, will affect the ultimate amount of capital expenditures and the amount of external funds re-quired in excess of internally generated funds. Conectiv's management expects that external funds will be derived from the sale of long-term debt, as re-quired.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  The following discussion contains "forward looking statements." These pro-jected results have been prepared based upon certain assumptions considered reasonable given the information currently available to Conectiv. Neverthe-less, because of the inherent unpredictability of interest rates, equity mar-ket prices, and energy commodity prices as well as other factors, actual re-sults could differ materially from those projected in such forward-looking in-formation. For a description of Conectiv's significant accounting policies as-sociated with these activities see Notes 1 and 8 to the Consolidated Financial Statements.

Interest Rate Risk

  Conectiv is subject to the risk of fluctuating interest rates in the normal course of business. Conectiv manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. As of December 31, 1998, a hypo-thetical 10% change in interest rates would result in a $2.7 million change in interest costs and earnings before taxes related to short-term and variable rate debt.

Equity Price Risk

  ACE and DPL maintain trust funds, as required by the Nuclear Regulatory Com-mission, to fund certain costs of nuclear decommissioning (See Note 9 to the Consolidated Financial Statements). These funds are invested primarily in do-mestic and international equity securities, fixed-rate, fixed income securi-ties, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, ACE and DPL are maximizing the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in ACE's and DPL's portfolios are exposed to price fluctuations in equity markets, and the fixed-rate, fixed income securities are exposed to changes in interest rates. ACE and DPL actively monitor their portfolios by benchmarking the performance of their investments against certain indexes and by maintaining, and periodically reviewing, established target asset alloca-tion percentages of the assets in their trusts. Because the account-ing for nuclear decommissioning recognizes that costs are recovered through electric rates, fluctuations in equity prices and interest rates do not affect the earnings of ACE and DPL.

Commodity Price Risk

  Conectiv is exposed to the impact of market fluctuations in the price and transportation costs of natural gas, electricity, and petroleum products. Conectiv engages in commodity hedging activities to minimize the risk of mar-ket fluctuations associated with the purchase and sale of energy commodities (natural gas, petroleum and electricity). Some hedging activities are conducted using energy derivatives (futures, option, and swaps). The remainder of Conectiv's hedging activity is conducted by backing physical transactions with offsetting physical positions. The hedging objectives include the assur-ance of stable and known minimum cash flows and the fixing of favorable prices and margins when they become available. Conectiv also engages in energy com-modity trading and arbitrage activities, which expose Conectiv to commodity market risk when, at times, Conectiv creates net open energy commodity posi-tions or allows net open positions to continue. To the extent that Conectiv has net open positions, controls are in place that are intended to keep risk exposures within management-approved risk tolerance levels.

  Conectiv uses a value-at-risk model to assess the market risk of its elec-tricity, gas, and petroleum commodity activities. The model includes fixed price sales commitments, physical forward contracts, and commodity derivative instruments. Value at risk represents the potential gain or loss on instru-ments or portfolios due to changes in market factors, for a specified time pe-riod and confidence level. Conectiv estimates value-at-risk across its power, gas, and petroleum commodity business using a delta-normal variance/covariance model with a 95 percent confidence level and assuming a five-day holding peri-od. At December 31, 1998, Conectiv's calculated value at risk with respect to its commodity price exposure was approximately $0.7 million.

FORWARD-LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act) provides a "safe harbor" for forward-looking statements to encourage such dis-closures without the threat of litigation, provided those statements are iden-tified as forward-looking and are accompanied by meaningful, cautionary state-ments identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on manage-ment's beliefs as well as assumptions made by and information currently avail-able to management. When used herein, the words "will," "anticipate," "esti-mate," "expect," "objective," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those con-templated in any forward-looking statements include, among others, the follow-ing: deregulation and the unbundling of energy supplies and services; an in-creasingly competitive energy marketplace; sales retention and growth; federal and state regulatory actions; future litigation results; costs of construc-tion; operating restrictions; increased costs and construction delays attrib-utable to environmental regulations; nuclear decommissioning and the avail-ability of reprocessing and storage facilities for spent nuclear fuel; and credit market concerns. Conectiv undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new informa-tion, future events or otherwise. The foregoing review of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any ad-mission regarding the adequacy of disclosures made by Conectiv prior to the effective date of the Litigation Reform Act.

                                   CONECTIV

ITEM 8. FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

                             REPORT OF MANAGEMENT

  Management is responsible for the information and representations contained in Conectiv's consolidated financial statements. Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles, based upon currently available facts and circumstances and manage-ment's best estimates and judgments of the expected effects of events and transactions.

  Conectiv and its subsidiary companies maintain a system of internal controls designed to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. The internal control system is supported by written administrative policies, a program of internal audits, and procedures to assure the selection and training of qualified per-sonnel.

  PricewaterhouseCoopers LLP, independent accountants, are engaged to audit the financial statements and express their opinion thereon. Their audits are conducted in accordance with generally accepted auditing standards which in-clude a review of selected internal controls to determine the nature, timing, and extent of audit tests to be applied.

  The Audit Committee of the Board of Directors, composed of outside directors only, meets with management, internal auditors, and independent accountants to review accounting, auditing, and financial reporting matters. The independent accountants are appointed by the Board on recommendation of the Audit Commit-tee, subject to stockholder approval.

/s/ Howard E. Cosgrove                 /s/ John C. van Roden
_______________________________        _______________________________
Howard E. Cosgrove                     John C. van Roden
Chairman of the Board                  Senior Vice President
and Chief Executive Officer            and Chief Financial Officer

February 5, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Conectiv
Wilmington, Delaware

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in common stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Conectiv and subsidiary companies as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Conectiv's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which re-quire that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and dis-closures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall fi-nancial statement presentation. We believe that our audits provide a reason-able basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
_______________________________
PricewaterhouseCoopers LLP
2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 5, 1999

                                    CONECTIV

                       CONSOLIDATED STATEMENTS OF INCOME

                                                Year Ended December 31,
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
                                                 (Dollars in Thousands)
OPERATING REVENUES
  Electric................................. $2,203,748  $1,092,144  $  986,921
  Gas......................................    535,082     204,057     114,284
  Other services...........................    332,776     119,166      67,459
                                            ----------  ----------  ----------
                                             3,071,606   1,415,367   1,168,664
                                            ----------  ----------  ----------
OPERATING EXPENSES
  Electric fuel and purchased power........    875,816     416,640     327,464
  Gas purchased............................    486,411     153,027      61,208
  Other services' cost of sales............    263,319      85,192      55,276
  Purchased electric capacity..............    182,676      28,470      32,126
  Employee separation and other merger-
   related costs...........................     27,704          --          --
  Operation and maintenance................    532,419     331,770     277,893
  Depreciation.............................    241,420     136,340     128,571
  Taxes other than income taxes............     74,926      37,634      35,737
                                            ----------  ----------  ----------
                                             2,684,691   1,189,073     918,275
                                            ----------  ----------  ----------
OPERATING INCOME...........................    386,915     226,294     250,389
                                            ----------  ----------  ----------
OTHER INCOME
  Allowance for equity funds used during
   construction............................      2,609       1,337       1,338
  Other income.............................     34,251      36,322      14,506
                                            ----------  ----------  ----------
                                                36,860      37,659      15,844
                                            ----------  ----------  ----------
INTEREST EXPENSE
  Interest charges.........................    153,644      83,398      74,242
  Allowance for borrowed funds used during
   construction and capitalized interest...     (4,213)     (2,996)     (3,926)
                                            ----------  ----------  ----------
                                               149,431      80,402      70,316
                                            ----------  ----------  ----------
PREFERRED STOCK DIVIDEND
 REQUIREMENTS OF SUBSIDIARIES..............     15,326      10,178      10,326
                                            ----------  ----------  ----------
INCOME BEFORE INCOME TAXES.................    259,018     173,373     185,591
INCOME TAXES...............................    105,817      72,155      78,340
                                            ----------  ----------  ----------
NET INCOME................................. $  153,201  $  101,218  $  107,251
                                            ==========  ==========  ==========
EARNINGS APPLICABLE TO COMMON STOCK
  Common stock............................. $  141,292  $  101,218  $  107,251
  Class A common stock.....................     11,909          --          --
                                            ==========  ==========  ==========
                                            $  153,201  $  101,218  $  107,251
                                            ==========  ==========  ==========
Common Stock
  Average Shares Outstanding (000)
    Common stock...........................     94,338      61,122      60,698
    Class A common stock...................      6,561          --          --
  Earnings per average share--basic and
   diluted
    Common stock........................... $     1.50  $     1.66  $     1.77
    Class A common stock................... $     1.82          --          --
  Dividends declared per share
    Common stock........................... $     1.54  $     1.54  $     1.54
    Class A common stock................... $     3.20          --          --

          See accompanying Notes to Consolidated Financial Statements.

                                    CONECTIV

                          CONSOLIDATED BALANCE SHEETS

                                                           As of December 31,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
                                                               (Dollars in
                                                               Thousands)
ASSETS
Current Assets
  Cash and cash equivalents.............................. $   65,884 $   35,339
  Accounts receivable, net...............................    455,088    197,561
  Inventories, at average cost
    Fuel (coal, oil and gas).............................     71,701     37,425
    Materials and supplies...............................     73,047     40,518
  Prepaid New Jersey sales and excise taxes..............     20,078         --
  Prepayments............................................     17,278     11,255
  Deferred energy costs..................................         --     18,017
  Deferred income taxes, net.............................     20,796        776
                                                          ---------- ----------
                                                             723,872    340,891
                                                          ---------- ----------
Investments
  Investment in leveraged leases.........................    122,256     46,375
  Funds held by trustee..................................    174,509     48,086
  Other investments......................................     90,913      9,500
                                                          ---------- ----------
                                                             387,678    103,961
                                                          ---------- ----------
Property, Plant and Equipment
  Electric utility plant.................................  5,649,827  3,010,060
  Gas utility plant......................................    249,383    241,580
  Common utility plant...................................    169,883    154,791
                                                          ---------- ----------
                                                           6,069,093  3,406,431
  Less: Accumulated depreciation.........................  2,499,915  1,373,676
                                                          ---------- ----------
  Net utility plant in service...........................  3,569,178  2,032,755
  Utility construction work-in-progress..................    236,830     93,017
  Leased nuclear fuel, at amortized cost.................     63,328     31,031
  Nonutility property, net...............................    208,215     74,811
  Goodwill, net..........................................    402,836     92,602
                                                          ---------- ----------
                                                           4,480,387  2,324,216
                                                          ---------- ----------
Deferred Charges and Other Assets
  Unrecovered purchased power costs......................     48,274         --
  Deferred recoverable income taxes......................    184,434     88,683
  Unrecovered New Jersey state excise tax................     35,594         --
  Deferred debt refinancing costs........................     44,223     18,760
  Deferred other postretirement benefit costs............     34,978         --
  Prepaid employee benefits costs........................     16,132     58,111
  Unamortized debt expense...............................     27,375     12,911
  License fees...........................................     24,706         --
  Other..................................................     80,021     67,948
                                                          ---------- ----------
                                                             495,737    246,413
                                                          ---------- ----------
Total Assets............................................. $6,087,674 $3,015,481
                                                          ========== ==========

          See accompanying Notes to Consolidated Financial Statements.

                                    CONECTIV

                          CONSOLIDATED BALANCE SHEETS

                                                         As of December 31,
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
                                                             (Dollars in
                                                             Thousands)
CAPITALIZATION AND LIABILITIES
Current Liabilities
  Short-term debt...................................... $  376,061  $   23,254
  Long-term debt due within one year...................     80,822      33,318
  Variable rate demand bonds...........................    125,100      71,500
  Accounts payable.....................................    240,775     103,607
  Taxes accrued........................................     41,299      10,723
  Interest accrued.....................................     37,346      19,902
  Dividends payable....................................     47,743      23,775
  Deferred energy costs................................     15,990          --
  Current capital lease obligation.....................     28,314      12,516
  Accrued employee separation and other merger-related
   costs...............................................     12,173          --
  Other................................................     76,168      35,819
                                                        ----------  ----------
                                                         1,081,791     334,414
                                                        ----------  ----------
Deferred Credits and Other Liabilities
  Other postretirement benefits obligation.............    102,268          --
  Deferred income taxes, net...........................    862,179     492,792
  Deferred investment tax credits......................     79,525      39,942
  Long-term capital lease obligation...................     36,603      19,877
  Other................................................     50,702      30,585
                                                        ----------  ----------
                                                         1,131,277     583,196
                                                        ----------  ----------
Capitalization
  Common stock: per share par value--$0.01 in 1998, and
   $2.25 in 1997; 150,000,000 shares authorized; shares
   outstanding--100,516,768 in 1998, and 61,210,262 in
   1997................................................      1,007     139,116
  Class A common stock, $0.01 par value;10,000,000
   shares authorized; shares outstanding--6,560,612 in
   1998, None in 1997..................................         66          --
  Additional paid-in capital--common stock.............  1,462,675     526,812
  Additional paid-in capital--Class A common stock.....    107,095          --
  Retained earnings....................................    276,939     300,757
                                                        ----------  ----------
                                                         1,847,782     966,685
  Treasury shares, at cost:
    185,030 shares in 1998; 619,237 shares in 1997.....     (3,797)    (11,687)
  Unearned compensation................................       (824)       (502)
                                                        ----------  ----------
    Total common stockholders' equity..................  1,843,161     954,496
  Preferred stock of subsidiaires:
    Not subject to mandatory redemption................     95,933      89,703
    Subject to mandatory redemption....................    188,950      70,000
  Long-term debt.......................................  1,746,562     983,672
                                                        ----------  ----------
                                                         3,874,606   2,097,871
                                                        ----------  ----------
  Commitments and Contingencies (Notes 16 and 19)
                                                        ----------  ----------
Total Capitalization and Liabilities................... $6,087,674  $3,015,481
                                                        ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                                    CONECTIV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1998       1997       1996
                                               ---------  ---------  ---------
                                                  (Dollars in Thousands)
Cash Flows From Operating Activities
  Net income.................................. $ 153,201  $ 101,218  $ 107,251
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and amortization.............   261,457    142,734    134,109
    Allowance for equity funds used during
     construction.............................    (2,609)    (1,337)    (1,338)
    Investment tax credit adjustments, net....    (4,002)    (2,560)    (2,560)
    Deferred income taxes, net................     4,620      7,169     33,218
    Net change in:
      Accounts receivable.....................  (118,578)   (53,911)    (5,030)
      Inventories.............................    (9,691)     4,763     (4,489)
      Prepaid New Jersey sales and excise tax-
       es.....................................   (20,078)        --         --
      Accounts payable........................   107,005     16,394     18,418
      Other current assets & liabilities(1)...    26,996     43,708    (48,549)
    Gains on sales of assets..................    (2,795)   (22,896)      (380)
    Other, net................................   (23,217)   (18,250)   (17,100)
                                               ---------  ---------  ---------
Net cash provided by operating activities.....   372,309    217,032    213,550
                                               ---------  ---------  ---------
Cash Flows From Investing Activities
  Acquisition of businesses, net of cash ac-
   quired.....................................    (2,590)   (31,994)    (8,301)
  Capital expenditures........................  (224,831)  (156,808)  (165,595)
  Investments in partnerships.................   (28,594)    (1,800)        --
  Sales of nonutility assets..................     5,617     34,880        793
  Sales of utility assets.....................     3,804         --         --
  Deposits to nuclear decommissioning trust
   funds......................................   (10,676)    (4,240)    (4,238)
  Other, net..................................    (2,082)     3,189      3,478
                                               ---------  ---------  ---------
Net cash used by investing activities.........  (259,352)  (156,773)  (173,863)
                                               ---------  ---------  ---------
Cash Flows From Financing Activities
  Common dividends paid.......................  (154,101)   (93,811)   (93,290)
  Issuances:   Long-term debt.................    33,000    166,200         --
               Common stock...................        63     17,807        486
               Preferred stock................    25,000         --     70,000
  Redemptions: Long-term debt.................  (200,078)   (28,540)    (1,504)
               Variable rate demand bonds.....        --     (1,800)    (1,500)
               Common stock...................   (13,232)    (7,323)    (5,466)
               Preferred stock................   (33,769)        --    (78,383)
  Principal portion of capital lease pay-
   ments......................................   (20,037)    (6,813)    (5,538)
  Net change in short-term debt...............   282,889   (102,671)    86,498
  Cost of issuances and refinancings..........    (2,147)    (4,502)    (3,408)
                                               ---------  ---------  ---------
Net cash used by financing activities.........   (82,412)   (61,453)   (32,105)
                                               ---------  ---------  ---------
Net change in cash and cash equivalents.......    30,545     (1,194)     7,582
Beginning of year cash and cash equivalents...    35,339     36,533     28,951
                                               ---------  ---------  ---------
End of year cash and cash equivalents......... $  65,884  $  35,339  $  36,533
                                               =========  =========  =========

--------
(1) Other than debt and deferred income taxes classified as current.

          See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                          COMMON STOCKHOLDERS' EQUITY

                                                          Additional Paid-in
                                           Par Value            Capital
                                       ------------------ --------------------
                            Common               Class A              Class A                      Unearned
                            Shares      Common    Common    Common     Common  Retained  Treasury  Compen-
                          Outstanding  Stock(1)  Stock(1)   Stock      Stock   Earnings   Stock     sation     Total
                          -----------  --------  -------- ----------  -------- --------  --------  --------  ----------
                                                          (Dollars in Thousands)
Balance as of December
 31, 1995...............   60,759,365  $136,713           $  506,328           $281,862  $   (30)  $(1,433)  $  923,440
Net income..............                                                        107,251                         107,251
Cash dividends declared
 Common stock ($1.54 per
  share)................                                                        (93,294)                        (93,294)
Issuance of common stock
 Business acquisitions..      212,350                                                      4,396                  4,396
 DRIP(2)................       21,465        47                  388                                                435
 LTIP(3)................        2,400         5                   45                                                 50
 Expenses...............                                         (72)                                               (72)
Reacquired common
 stock..................     (312,861)                           532                      (6,504)      363       (5,609)
Amortization of unearned
 compensation...........                                         687                                  (548)         139
Refinancing of preferred
 stock..................                                         392             (2,215)                         (1,823)
                          -----------  --------   -----   ----------  -------- --------  -------   -------   ----------
Balance as of December
 31, 1996...............   60,682,719   136,765     --       508,300        --  293,604   (2,138)   (1,618)     934,913
Net income..............                                                        101,218                         101,218
Cash dividends declared
 Common stock ($1.54 per
  share)................                                                        (94,065)                        (94,065)
Issuance of common stock
 DRIP(2)................      965,655     2,173               15,485                                             17,658
 LTIP(3)................       76,553       172                1,288                                (1,360)         100
 Other issuance.........        2,741         6                   47                                                 53
Reacquired common
 stock..................     (517,406)                           230                      (9,549)    2,162       (7,157)
Amortization of unearned
 compensation...........                                       1,462                                   314        1,776
                          -----------  --------   -----   ----------  -------- --------  -------   -------   ----------
Balance as of December
 31, 1997...............   61,210,262   139,116     --       526,812        --  300,757  (11,687)     (502)     954,496
Net income..............                                                        153,201                         153,201
Cash dividends declared
 Common stock ($1.54 per
  share)................                                                       (155,302)                       (155,302)
 Class A common stock
  ($3.20 per share).....                                                        (20,994)                        (20,994)
Issuance of common stock
 Business acquisitions..      488,473                                                      9,090                  9,090
 LTIP(3)................       78,381         7                 (427)                      1,613    (1,130)          63
 Atlantic common
  stockholders(4)(5)....   45,924,284       394     66       813,135   107,095                                  920,690
 DPL common
  stockholders(5).......   61,832,699       618              665,423                      (4,580)     (502)     660,959
 Expenses...............                                      (4,836)                                            (4,836)
DPL common stock
 canceled(5)............  (61,832,699) (139,123)            (526,918)                      4,580       502     (660,959)
Reacquired common
 stock..................     (598,862)       (5)             (10,947)                     (2,280)               (13,232)
Redemption of preferred
 stock..................                                         136               (723)                           (587)
Incentive compensation
 Expense recognition....                                         309                                   263          572
 Forfeited common
  shares................      (25,158)                           (12)                       (533)      545           --
                          -----------  --------   -----   ----------  -------- --------  -------   -------   ----------
Balance as of December
 31, 1998(4)............  107,077,380  $  1,007    $66    $1,462,675  $107,095 $276,939  $(3,797)  $  (824)  $1,843,161
                          ===========  ========   =====   ==========  ======== ========  =======   =======   ==========

--------
(1) 150,000,000 and 10,000,000 shares of Conectiv common stock and Conectiv Class A common stock, respectively, are authorized. The common stock had a par value of $2.25 per share prior to the Merger and $0.01 per share after the Merger on March 1, 1998.
(2) Dividend Reinvestment and Common Share Purchase Plan (DRIP)--As of Decem-ber 31, 1998, 4,077,300 shares remained available under Conectiv's regis-tration statement filed with the Securities and Exchange Commission for issuance of shares through the DRIP.
(3) Long-term Incentive Plan (LTIP)--includes restricted common shares granted and stock options exercised.
(4) Includes 6,560,612 shares of Conectiv Class A common stock.
(5) Conectiv common stock and Conectiv Class A common stock were issued to former Atlantic and DPL common stockholders pursuant to the Merger dis-cussed in Note 4 to the Consolidated Financial Statements.

         See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

  As discussed in Note 4 to the Consolidated Financial Statements, effective March 1, 1998, Delmarva Power & Light Company (DPL) and Atlantic Energy, Inc. (Atlantic) consummated a series of merger transactions (the Merger) by which DPL and Atlantic City Electric Company (ACE) became wholly-owned subsidiaries of Conectiv.

  As used in this document, references to Conectiv may mean the activities of one or more subsidiary companies.

  Conectiv's utility businesses are conducted by DPL and ACE. Conectiv also conducts nonutility businesses primarily through subsidiaries which include Conectiv Services, Inc. (CSI), Conectiv Communications, Inc. (CCI), Conectiv Energy Supply, Inc. (CES), Conectiv Thermal Systems, Inc. (CTS), and other subsidiaries.

  DPL and ACE provide regulated electric service (supply and delivery) to ap-proximately 944,100 customers located on the Delmarva Peninsula (Delaware and portions of Maryland and Virginia) and in Southern New Jersey. Their electric service territory covers an area consisting of about 8,700 square miles with a population of approximately 2.0 million. Conectiv also sells electricity out-side its service territory (off-system) and in markets which are not subject to price regulation.

  DPL provides regulated gas service (supply and/or transportation) to approx-imately 105,700 customers located in a service territory that covers about 275 square miles with a population of approximately 485,000 in northern Delaware. Conectiv also sells gas off-system and in markets which are not subject to price regulation.

  Other services, which are not subject to price regulation, are provided pri-marily by Conectiv's nonutility subsidiaries and, to a lesser extent, by DPL and ACE. Other services include: sales of petroleum products; heating, venti-lation, and air-conditioning (HVAC) construction and services; construction and operation of thermal energy systems; power plant operations; local and long-distance phone service; and various other services.

Regulation of Utility Operations

  Conectiv's utility business is subject to regulation with respect to retail electric sales by the Delaware and Maryland Public Service Commissions (DPSC and MPSC, respectively), the New Jersey Board of Public Utilities (NJBPU) and the Virginia State Corporation Commission (VSCC), which have authority over rate matters, accounting, and terms of service. Retail gas sales are subject to regulation by the DPSC. The Federal Energy Regulatory Commission (FERC) also has regulatory authority over certain aspects of Conectiv's utility busi-ness, including the transmission of electricity and gas, the sale of electric-ity to municipalities and electric cooperatives, and interchange and other purchases and sales of electricity involving other utilities. Excluding off-system sales not subject to price regulation, the percentage of electric and gas utility operating revenues regulated by each regulatory commission for the year ended December 31, 1998, was as follows: NJBPU, 41.8%; DPSC, 38.9%; MPSC, 14.5%; VSCC, 1.4%; and FERC, 3.4%.

  DPL and ACE are subject to the requirements of Statement of Financial Ac-counting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory commissions occasionally provide for future recov-ery from customers of current period expenses. When this happens, the expenses are deferred as regulatory assets and subsequently recognized in the Consoli-dated Statement of Income during the period the expenses are recovered from customers. Similarly, regulatory liabilities may also be created due to the economic impact of an action taken by regulatory commissions.

  Refer to Note 10 to the Consolidated Financial Statements for a discussion of regulatory assets arising from the financial effects of rate regulation and
Note 6 to the Consolidated Financial Statements for a discussion on the impact and current status of electric utility industry restructuring.

Financial Statement Presentation

  The consolidated financial statements include the accounts of Conectiv and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

  Ownership interests of 20% to 50% in other entities are accounted for by the equity method of accounting. Investments in entities accounted for under the equity method are included in "Other investments" on the Consolidated Balance Sheets. Earnings from equity method investees are included in "Other income" in the Consolidated Statements of Income.

  Dividends on preferred stock of DPL for 1997 and 1996 have been reclassified to Preferred Stock Dividend Requirements of Subsidiaries, resulting in a de-duction before (rather than after) net income. This reclassification reflects the current organizational structure in which DPL is a subsidiary of Conectiv. Certain other prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates

  The preparation of financial statements in conformity with generally ac-cepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the re-porting period. Actual results could differ from those estimates and assump-tions.

Revenue Recognition

  At the end of each month, there is an amount of electric and gas service rendered from the last meter reading to the month-end which has not yet been billed to customers. The revenues associated with such unbilled services are accrued by Conectiv.

  When interim utility rates are placed in effect subject to refund, Conectiv recognizes utility revenues based on expected final rates.

  Revenues from "Other services" are recognized when services are performed or products are delivered.

Deferred Energy Costs

  Energy costs charged to Conectiv's results of operations generally are ad-justed to match energy costs billed to customers (energy revenues) under tar-iffs for regulated energy sales. The difference between energy revenues and actual energy costs incurred is reported on the Consolidated Balance Sheets as "Deferred energy costs." The deferred balance is subsequently recovered from or returned to utility customers.

Nuclear Fuel

  Conectiv's share of nuclear fuel at the Peach Bottom Atomic Power Station (Peach Bottom), the Salem Nuclear Generating Station (Salem), and the Hope Creek Nuclear Generating Station (Hope Creek) is financed through contracts accounted for as capital leases. Nuclear fuel costs, including a provision for the future disposal of spent nuclear fuel, are charged to fuel expense on a unit-of-production basis.

Energy Trading and Risk Management Activities

  In December 1998, the Emerging Issues Task Force (EITF), which evaluates ac-counting issues under the direction of the Financial Accounting Standards Board (FASB), concluded that, effective for financial statements issued for fiscal years beginning after December 15, 1998, contracts entered into in con-nection with energy trading activities should be marked to market, with gains and losses (unrealized and realized) included in earnings (EITF No. 98-10).

  Conectiv uses futures, options and swap agreements to hedge firm commitments or anticipated transactions of energy commodities and also creates net open energy commodity positions. Conectiv used "hedge accounting" as subsequently described, to account for certain energy trading activities during 1996 to 1998. As discussed above, beginning January 1, 1999, EITF No. 98-10 requires mark to market accounting for energy trading contracts, including derivatives. Conectiv currently uses derivatives mainly in conjunction with energy trading activities.

  Under hedge accounting, a derivative, at its inception and on an ongoing ba-sis, is expected to substantially offset adverse price movements in the firm commitment or anticipated transaction that it is hedging. Gains and losses re-lated to qualifying hedges are deferred and are recognized in income when the underlying transaction occurs. If, subsequent to being hedged, underlying transactions are no longer likely to occur or the hedge is no longer effec-tive, the related derivatives gains or losses are recognized currently in earnings. Gains and losses on derivatives that do not qualify for hedge ac-counting are recognized currently in revenues.

  Premiums paid for options are included as current assets in the consolidated balance sheet until they are exercised or expire. Margin requirements for futures contracts are also recorded as current assets. Under hedge accounting, unrealized gains and losses on all futures contracts are deferred on the con-solidated balance sheet as either current assets or deferred credits. The cash flows from derivatives are included in the cash flows from operations section of the cash flow statement.

  In June 1998, the FASB issued SFAS No. 133, which becomes effective in the first quarter of fiscal years beginning after June 15, 1999, unless early adoption is elected. SFAS No. 133 establishes accounting and reporting stan-dards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as assets or liabilities in the balance sheet and be measured at fair value. Under specified conditions, a derivative may be designated as a hedge. The change in the fair value of derivatives which are not designated as hedges is recognized in earnings. For derivatives designated as hedges of changes in the fair value of an asset or liability, or as a hedge of exposure to variable cash flows of a forecasted transaction, earnings are affected to the extent the hedge does not match offsetting changes in the hedged item.

  Conectiv currently cannot determine the effect that SFAS No. 133 will have on its financial statements. However, the adoption of EITF 98-10 prior to the implementation of SFAS No. 133 is expected to reduce the impact of SFAS No. 133.

Depreciation Expense

  The annual provision for depreciation on utility property is computed on the straight-line basis using composite rates by classes of depreciable property. Accumulated depreciation is charged with the cost of depreciable property re-tired, including removal costs less salvage and other recoveries. The rela-tionship of the annual provision for depreciation for financial accounting purposes to average depreciable property was 3.8% for 1998, 3.7% for 1997, and 3.6% for 1996. Depreciation expense includes a provision for Conectiv's share of the estimated cost of decommissioning nuclear power plant reactors based on amounts billed to customers for such costs. Refer to Note 9 to the Consoli-dated Financial Statements for additional information on nuclear decommissioning.

  Nonutility property is generally depreciated on a straight-line basis over the useful lives of the assets.

Income Taxes

  The consolidated financial statements include two categories of income tax-es--current and deferred. Current income taxes represent the amounts of tax expected to be reported on Conectiv's federal and state income tax returns. Deferred income taxes are discussed below.

  Deferred income tax assets and liabilities represent the tax effects of tem-porary differences between the financial statement and tax bases of existing assets and liabilities and are measured using presently enacted tax rates. The portion of Conectiv's deferred tax liability applicable to utility operations that has not been recovered from utility customers represents income taxes re-coverable in the future and is shown on the Consolidated Balance Sheets as "Deferred recoverable income taxes." Deferred recoverable income taxes were $184.4 million and $88.7 million as of December 31, 1998, and 1997, respec-tively.

  Deferred income tax expense represents the net change during the reporting period in the net deferred tax liability and deferred recoverable income tax-es.

  Investment tax credits from utility plant purchased in prior years are re-ported on the Consolidated Balance Sheets as "Deferred investment tax cred-its." These investment tax credits are being amortized to income over the use-ful lives of the related utility plant. Investment tax credits associated with leveraged leases are being amortized over the lives of the related leases dur-ing the periods in which the net investment is positive.

Deferred Debt Refinancing Costs

  Costs of refinancing debt of DPL and ACE are deferred and amortized over the period during which the refinancing costs are recovered in utility rates.

License Fees

  License fees represent the unamortized balance of amounts previously paid by Atlantic Thermal Systems (CTS' predecessor) for the right to operate heating and cooling systems of certain hotel casinos in Atlantic City, New Jersey, over a 20-year period. These fees are classified as License Fees on the bal-ance sheet and are being amortized over 20 years.

Interest Expense

  The amortization of debt discount, premium, and expense, including refinanc-ing expenses, is included in interest expense.

Utility Plant and Allowance for Funds Used During Construction

  Utility plant is generally stated at original cost, including property addi-tions. Utility plant is generally subject to a first mortgage lien. Allowance for Funds Used During Construction (AFUDC) is included in the cost of utility plant and represents the cost of borrowed and equity funds used to finance construction of new utility facilities. In the Consolidated Statements of In-come, the borrowed funds component of AFUDC is reported as a reduction of in-terest expense and the equity funds component of AFUDC is reported as other income. AFUDC was capitalized on utility plant construction at the rates of 8.8% in 1998, 7.5% in 1997, and 6.7% in 1996.

Stock-based Employee Compensation

  Refer to Note 11 to the Consolidated Financial Statements for Conectiv's ac-counting policy on stock-based employee compensation.

Cash Equivalents

  In the consolidated financial statements, Conectiv considers highly liquid marketable securities and debt instruments purchased with a maturity of three months or less to be cash equivalents.

Goodwill

  Conectiv amortizes goodwill arising from business acquisitions over the shorter of the estimated useful life or 40 years.

Leveraged Leases

  Conectiv's investment in leveraged leases includes the aggregate of rentals receivable (net of principal and interest on nonrecourse indebtedness) and es-timated residual values of the leased equipment less unearned and deferred in-come (including investment tax credits). Unearned and deferred income is rec-ognized at a level rate of return during the periods in which the net invest-ment is positive. Refer to Note 16 to the Consolidated Financial Statements for additional information on leveraged leases.

Funds Held By Trustee

  Funds held by trustee are stated at fair market value and primarily include deposits in Conectiv's external nuclear decommissioning trusts and unexpended, restricted, tax-exempt bond proceeds.

Earnings Per Share

  Earnings per share has been computed in accordance with SFAS No. 128, "Earn-ings Per Share." Under SFAS No. 128, basic earnings per share are computed based on earnings applicable to common stock divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed based on earnings applicable to common stock divided by the weighted average number of shares of common stock outstanding during the pe-riod after giving effect to securities considered to be dilutive common stock equivalents. The effect of dilutive common stock equivalents was not signifi-cant, and thus, for 1998, 1997, and 1996, Conectiv's basic and diluted earn-ings per share were the same amounts.

2. SUPPLEMENTAL CASH FLOW INFORMATION

  See the Consolidated Statement of Changes in Common Stockholders' Equity and
Note 4 to the Consolidated Financial Statements for information concerning the issuance of Conectiv common stock and Conectiv Class A common stock in ex-change for DPL and Atlantic common stock.

Cash Paid During the Year

                                                         1998    1997    1996
                                                       -------- ------- -------
                                                        (Dollars in Thousands)
Interest, net of capitalized amount................... $112,549 $73,211 $67,596
Income taxes, net of refunds.......................... $107,755 $53,550 $56,582

3. INCOME TAXES

  Conectiv files a consolidated federal income tax return which includes its wholly-owned subsidiaries. Income taxes are allocated to Conectiv's subsidiar-ies based upon the taxable income or loss of each subsidiary.

Components of Consolidated Income Tax Expense

                                                       1998     1997     1996
                                                     --------  -------  -------
                                                      (Dollars in Thousands)
Federal:Current..................................... $ 80,408  $58,737  $40,953
     Deferred.......................................    7,387    6,589   26,131
State:Current.......................................   24,791    8,810    6,729
     Deferred.......................................   (2,767)     579    7,087
Investment tax credit adjustments, net..............   (4,002)  (2,560)  (2,560)
                                                     --------  -------  -------
                                                     $105,817  $72,155  $78,340
                                                     --------  -------  -------

Reconciliation of Effective Income Tax Rate

  The amount computed by multiplying income before tax by the federal statutory rate is reconciled below to the total income tax expense.

                                            1998           1997          1996
                                        -------------  ------------  ------------
                                         Amount  Rate  Amount  Rate  Amount  Rate
                                        -------- ----  ------- ----  ------- ----
                                                (Dollars in Thousands)
Statutory federal income tax expense..  $ 90,656  35%  $60,681  35%  $64,957  35%
Increase due to State income taxes,
 net of federal tax benefit...........    14,316   6     6,102   4     8,980   5
Other, net............................       845  --     5,372   3     4,403   2
                                        -------- ---   ------- ---   ------- ---
Total income tax expense..............  $105,817  41%  $72,155  42%  $78,340  42%
                                        ======== ===   ======= ===   ======= ===

Components of Deferred Income Taxes

  The tax effects of temporary differences that give rise to Conectiv's net de-ferred tax liability are shown below.

                                                           As of December 31,
                                                           --------------------
                                                              1998       1997
                                                           ----------  --------
                                                               (Dollars in
                                                               Thousands)
     Deferred Tax Liabilities
       Plant basis differences............................ $  692,780  $409,861
       Leveraged leases...................................    116,481    38,288
       Deferred recoverable income taxes..................     72,448    41,061
       Deferred energy costs..............................     (1,931)    7,054
       Other..............................................    134,678    81,482
                                                           ----------  --------
       Total deferred tax liabilities.....................  1,014,456   577,746
                                                           ----------  --------
     Deferred Tax Assets
       Deferred investment tax credits....................     36,494    14,815
       Other..............................................    136,579    70,915
                                                           ----------  --------
       Total deferred tax assets..........................    173,073    85,730
                                                           ----------  --------
     Total deferred taxes, net............................ $  841,383  $492,016
                                                           ==========  ========

  Valuation allowances for deferred tax assets were not material as of December 31, 1998 and 1997.

  Effective January 1, 1998, New Jersey eliminated the Gross Receipts and Fran-chise Tax paid by electric, natural gas and telecommunication public utilities. In its place, utilities are now subject to the state's corporate business tax. In addition, the state's existing sales and use tax was expanded to include re-tail sales of electricity and gas. A transitional energy facility assessment tax (TEFA) will be applied for a limited time to electric and natural gas utilities and will be phased-out over a five-year period. On January 1, 1999, and each of the four years thereafter, the TEFA will be reduced by 20%. When fully implemented, this will reduce ACE's effective state tax rate from 13% to approximately 7%. Savings from these changes in New Jersey tax law will be passed through to ACE's cus-tomers.

4. MERGERS AND ACQUISITIONS

Merger with Atlantic

  On March 1, 1998, DPL and ACE became wholly-owned subsidiaries of Conectiv. Before the Merger, Atlantic owned ACE, an electric utility serving the south-ern one-third of New Jersey, and nonutility subsidiaries. As a result of the Merger, Atlantic ceased to exist, and Conectiv owns (directly or indirectly) ACE, DPL, and the nonutility subsidiaries formerly held separately by Atlantic and DPL. Conectiv is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

  In accordance with the terms of the Merger, DPL common stockholders received one share of Conectiv common stock in exchange for each share of DPL common stock, and Atlantic common stockholders received 0.75 of one share of Conectiv common stock and 0.125 of one share of Conectiv Class A common stock in ex-change for each share of Atlantic common stock. Atlantic stockholders and DPL stockholders received 39,363,672 and 61,832,699 shares of Conectiv common stock, respectively. Atlantic stockholders received 6,560,612 shares of Conectiv Class A common stock. See Note 12 to the Consolidated Financial Statements for information concerning Conectiv Class A common stock and the apportionment of earnings between Conectiv Class A common stock and Conectiv common stock.

  The Merger was accounted for under the purchase method of accounting, with DPL as the acquirer. Based on the Merger date of March 1, 1998, the Consoli-dated Statement of Income for the year ended December 31, 1998, includes ten months of results of operations for ACE and the formerly Atlantic-owned non-utility subsidiaries.

  The total consideration paid to Atlantic's common stockholders, measured by the average daily closing market price of Atlantic's common stock for the three trading days immediately preceding and the three trading days immedi-ately following the public announcement of the Merger, was $920.7 million. In connection with the Merger, $289.0 million of goodwill was recorded, which is being amortized over 40 years. As a result of the Merger, the following in-creases occurred in the Consolidated Balance Sheet.

Balance Sheet Increases Due to Merger

                                                                      (Dollars
                                                                         in
                                                                     Thousands)
     Current assets................................................. $  223,577
     Investments....................................................    226,251
     Property, plant and equipment..................................  2,151,251
     Deferred charges...............................................    257,977
                                                                     ----------
     Total assets................................................... $2,859,056
                                                                     ==========
     Current liabilities............................................ $  215,447
     Noncurrent liabilities.........................................    582,108
     Capitalization.................................................  2,061,501
                                                                     ----------
     Total capitalization and liabilities........................... $2,859,056
                                                                     ==========

Pro Forma Information (unaudited)

  Pro forma unaudited financial information for Conectiv on a consolidated ba-sis, giving effect to the Merger as if it had occurred on January 1, 1997, is shown below. The pro forma information presented below is not necessarily in-dicative of the results that would have occurred, or that will occur in the future.

                                                           For the Year Ended
                                                               December 31
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
                                                          (Dollars in Thousands
                                                            except per share
                                                                amounts)
Operating Revenues......................................  $3,236,791 $2,525,862
Operating Income........................................  $  407,949 $  442,550
Net Income..............................................  $  155,332 $  186,466
Earnings Applicable to Common Stock:
  Common stock..........................................  $  143,270 $  170,548
  Class A common stock..................................  $   12,062 $   15,918
Average common shares outstanding (000)
  Common stock..........................................     100,918    101,005
  Class A common stock..................................       6,561      6,561
Basic and Diluted Earnings per average share outstanding
 of:
  Common stock..........................................       $1.42      $1.69
  Class A common stock..................................       $1.84      $2.43

  The pro forma information shown above has not been adjusted to exclude the effects of employee separation and other Merger-related costs incurred by DPL. For the year ended December 31, 1998, these costs reduced operating income, net income, and earnings applicable to common stock by $27.7 million, $16.8 million, and $16.8 million, respectively. See Note 5 to the Consolidated Fi-nancial Statements for additional information.

Acquisition of Other Service Companies

  Conectiv's expenditures to acquire HVAC and Other Service businesses in 1998, 1997, and 1996 were $15.3 million, $17.6 million and $9.3 million (in-cluding non-cash consideration), respectively.

5. EMPLOYEE SEPARATION AND OTHER MERGER-RELATED COSTS

  To reduce the workforce by 785 employees in conjunction with the Merger, Conectiv utilized enhanced retirement offers and other employee separation programs. Prior to the Merger, DPL, Atlantic, and their subsidiaries had ap-proximately 4,600 employees. The costs of the workforce reduction programs were determined in accordance with SFAS No. 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termina-tion Benefits." The SFAS No. 88 costs for separated DPL employees and other Merger-related costs expensed in 1998 were $27.7 million before taxes, reduc-ing net income and earnings per common share by $16.8 million and $0.18, re-spectively. The $27.7 million pre-tax charge was reduced by a net $45.5 mil-lion gain from curtailments and settlements of pension and other postretirement benefits.

  Employee separation, relocation, and other Merger-related costs for Atlantic's former subsidiaries in 1998 were $80.8 million before taxes ($48.3 million after taxes) and were capitalized as costs of the Merger.

  Of the $108.5 million of costs discussed above for DPL and Atlantic's former subsidiaries, $57.5 million were paid as of December 31, 1998, $38.8 million will not require the use of operating funds, and $12.2 million remains to be paid from operating funds.

6. RATE MATTERS

Merger Rate Decrease

  ACE and DPL are sharing a portion of the net cost savings expected to result from the Merger with their customers through reduced electric and gas retail customer base rates. ACE's total Merger-related electric base rate decrease of $15.7 million was phased-in as follows: (1) $5.0 million effective January 1, 1998 coincident with a $5.0 million increase for recovery of deferred other postretirement benefit costs; (2) $9.9 million effective March 1, 1998, and
(3) $0.8 million effective January 1, 1999. DPL's total Merger-related base rate decrease of $13.0 million is being phased-in as follows: (1) $11.5 mil-lion effective March 1, 1998, (2) $1.1 million effective March 1, 1999, and
(3) $0.4 million effective March 1, 2000.

Electric Utility Industry Restructuring

  As discussed below, deregulation of the electric utility industry is under-way in New Jersey, Delaware, Maryland, and Virginia. Generally, with restruc-turing, the supply component of the price charged to a customer for electric-ity would be deregulated, and electricity suppliers would compete to supply electricity to customers. Customers would continue to pay the local utility a regulated price for the delivery of the electricity over the transmission and distribution system.

  Stranded costs are costs which may not be recoverable in a competitive en-ergy supply market due to lower prices or customers choosing a different sup-plier. Stranded costs generally include above-market costs associated with generation facilities or long-term purchased power agreements, and regulatory assets. DPL and ACE have quantified stranded costs in Maryland and New Jersey regulatory filings, respectively, and have proposed plans seeking approval for recovery of those costs from customers during the transition to a competitive market.

  When a specific plan that deregulates electricity supply becomes final, ACE or DPL, as appropriate, would cease applying SFAS No. 71 to its electricity supply business in the regulatory jurisdiction to which the plan applies. To the extent that a deregulation plan provides for recovery of stranded costs through cash flows from the regulated transmission and distribution business, the stranded costs would continue to be recognized as assets under SFAS No.
71. Any stranded costs (including regulatory assets) for which cost recovery is not provided would be expensed.

  The amount of stranded costs ultimately recovered from utility customers, if any, and the full impact of legislation deregulating the electric utility in-dustry in any of the jurisdictions in which Conectiv operates cannot be pre-dicted. Also, the quantification of stranded costs under existing generally accepted accounting principles (GAAP) differs from methods used in regulatory filings. Among other differences, GAAP precludes recognition of the gains on plants (or purchased power contracts) not impaired, but requires write down of the plants that are impaired. Due to these considerations, market conditions, timing and other factors, Conectiv's management currently cannot predict the ultimate effects that electric utility industry deregulation may have on the financial statements of Conectiv and its subsidiaries, although deregulation may have a material adverse effect on Conectiv's results of operations.

New Jersey

  The "Electric Discount and Energy Competition Act" (the Act) was signed into law by the Governor of New Jersey on February 9, 1999. The Act provides for retail choice of electricity suppliers; deregulation of electric rates and other competitive services, such as metering and billing; separation of com-petitive and regulated services; unbundling of rates for electric service; and licensing of electric and gas suppliers. August 1, 1999 is the effective starting date for each utility to provide retail choice of electricity suppli-ers to all of its customers.

  The Act requires each electric utility to reduce its rates by at least 5% at the start of retail choice and by 10% within 36 months of the start of choice. If the NJBPU determines that a rate decrease of more than 10% is warranted, a "just and reasonable" financial test is applied. The mandated rate reductions must be sustained through the end of the 48th month after choice begins. The Act requires that the rate reductions be measured against the rates in effect on April 30, 1997. The rate reductions mandated by the Act could have a material adverse effect upon the results of operations of ACE and Conectiv.

  In connection with the deregulation of electric rates, the Act authorizes the NJBPU to permit electric public utilities to recover the full amount of their stranded costs through a non-bypassable market transition charge, as long as the mandated rate reductions are achieved. The NJBPU will determine the utility's stranded cost amount. The NJBPU determined stranded cost amount will be subject to periodic recalculation and true-up over the recovery period. The Act establishes an 8-year recovery period for stranded costs associated with owned generation. The recovery period can be extended by the NJBPU so as to allow for the full recovery of the stranded costs and the meeting of mandated rate reductions. The recovery period for stranded costs associated with purchased power contracts is to be the remainder of the contract term. In addition, the Act would allow for the issuance of transition bonds to finance portions of a given utility's stranded costs, as determined to be appropriate by the NJBPU. All savings generated through the use of such transition bonds are to be provided to the customers through rate reductions.

  The Act establishes the current incumbent utility as the provider of "de-fault service" or Basic Generation Service (BGS) for a period of 3 years. Fu-ture proceedings will be held to determine if the provision of BGS should be made competitive. The Act contains numerous provisions regarding the providing of competitive services by each utility. The primary focus is to ensure that there is no cross subsidization from the utility to competitive entities. The NJBPU also is required to develop fair competition standards and conduct an audit to determine that the utilities are in compliance with those standards. The Act gives the NJBPU the authority to order a utility to divest its gener-ating assets if it is determined through a hearing that competition or custom-ers are being adversely affected by plant location, market power or non-com-petitive rates. The NJBPU may require that the generation function be sepa-rated from a utility's non-competitive functions.

  The NJBPU is authorized to establish standards for the licensing of energy suppliers, standards for switching customers from one supplier to another, and standards for issues such as credit and collections. The Act also contains provisions for protecting workers displaced by the impacts of the restructuring of the utility industry.

  Electric utilities in New Jersey, including ACE, previously filed stranded cost estimates and unbundled rates, as required by the NJBPU. On August 19, 1998, an Administrative Law Judge (ALJ) from the New Jersey Office of Adminis-trative Law issued an initial decision on ACE's stranded costs and unbundled rate filing. The ALJ, in reviewing ACE's filing, recognized that ACE's stranded costs were $812 million for nonutility generation contracts and $397 million for owned generation. The ALJ made no specific recommendations on rate issues. A final NJBPU decision on this filing is expected by mid-1999.

Delaware

  The Alliance for Fair Electric Competition Today, which includes DPL, worked with Delaware executive branch representatives and representatives of the DPSC Staff to develop consensus restructuring legislation. House Bill No. 10, with several amendments, passed the Delaware House of Representatives, and the Del-aware Senate. The Governor of Delaware is expected to sign the legislation.

  House Bill No. 10 would allow DPL's Delaware customers to choose their elec-tricity suppliers beginning on October 1, 1999 (for customers with peak de-mands of 1,000 kilowatts or more), January 15, 2000 (for customers with peak demands of 300 kilowatts or more), and 18 months after the legislation is en-acted (for all other customers). House Bill No. 10 also provides for a resi-dential rate reduction of 7.5% beginning October 1, 1999. Thereafter, except for a deferred fuel balance "true-up" and increases for extraordinary costs, residential rates may not be changed for four years; rates for customers in commercial and industrial rate classes may not be changed for three years. Un-der House Bill No. 10, certain low-income energy assistance and environmental programs are funded at an annual level of about $1.6 million by a charge in electric rates.

  Among other matters, unbundled rates to be charged by DPL during these "rate freeze" periods have been agreed upon by a number of participants in the restructuring plan proceeding contemplated by House Bill No. 10. Included within the agreement on unbundled rates, DPL would recover $16 million (Delaware retail basis) of stranded costs, and electric rates would not be changed in the event DPL sells or transfers generating assets.

Maryland

  In 1997, the MPSC issued two orders which provide for retail electric compe-tition to begin July 3, 2000, and be phased-in over a three-year period (one-third of the customers per year). Enabling legislation and resolution of com-plex issues such as stranded costs and utility taxation will be necessary for implementation of retail competition in Maryland.

  On July 1, 1998, DPL filed with the MPSC its quantification of stranded costs and computation of unbundled rates, which are being considered in Case No. 8795. Stranded costs were estimated to be $217 million on a DPL system-wide basis ($69 million Maryland retail portion), including $123 million at-tributable to generating units, $54 million associated with purchased power contracts, $21 million related to fuel inventory financing costs, and $19 mil-lion of regulatory assets. DPL proposed full recovery of the Maryland portion of the stranded costs over a three-year period, starting with the commencement of retail competition on July 3, 2000.

  The MPSC Staff and other parties contend that the market value of DPL gener-ating assets exceeds their book value and thus that DPL has negative stranded costs, or so-called "stranded benefits." Proposals for rate reductions based on a sharing of these alleged benefits and other factors have been submitted to the MPSC in Case No. 8795. The proposed rate reductions vary widely, from 3% up to levels which, if adopted, would have a material adverse impact on Conectiv's results of operations.

  Maryland's electric utilities, including DPL, continue to meet with the MPSC Staff and others to develop consensus enabling restructuring and related tax legislation for possible passage in the 1999 legislative session.

  The MPSC is expected to issue its order on DPL's stranded cost recovery and unbundled rates by October 1, 1999.

Virginia

  Comprehensive electric utility restructuring legislation has been introduced in the Virginia General Assembly. Senate Bill No. 1269 and identical House Bill No. 2615, introduced on January 21, 1999, were drafted by a joint House-Senate study committee created in 1996 to consider restructuring issues. Sig-nificant provisions of these Bills provide for:

  .  Phase-in of retail electric competition beginning January 1, 2002

  . Rates in effect on January 1, 2001 to become "capped rates" to continue in effect through July 1, 2007, except for adjustments for changes in fuel costs and state tax rates

  . Customers choosing an electricity supplier other than their incumbent utility continue to pay capped transmission and distribution rates but, instead of the capped generation rate, they would pay a "wires" charge which would be the difference between the capped generation rate and projected market prices for electricity

  . Just and reasonable net stranded costs are to be recovered through capped rates and wires charges during the period January 1, 2001 through July 1, 2007

Other Rate Matters

  ACE is subject to a performance standard for its five jointly-owned nuclear units. Under the standard, the composite target capacity factor for such units is 70%, based upon the maximum dependable capacity of the units. The zone of reasonable performance (deadband) is between 65% and 75%. Penalties or rewards are based on graduated percentages of estimated costs of replacement power. LEC rates are adjusted annually to include any penalty or reward resulting from the nuclear unit performance standard. Pursuant to a De-cember 1996 stipulation agreement, the performance of Salem Units 1 and 2, during prolonged outages which began in the second quarter of 1995, is not in-cluded in the calculation of a nuclear performance penalty. ACE was not sub-ject to a nuclear performance penalty in 1996, 1997 or 1998.

7. SALE OF PINE GROVE LANDFILL AND WASTE HAULING COMPANIES

  In the fourth quarter 1997, a subsidiary of Conectiv sold the Pine Grove Landfill and a related waste-hauling company. The subsidiaries, which were sold, had a net book value of approximately $11.3 million and reported reve-nues in 1997 of approximately $12.7 million. Pre-tax proceeds received from the sale were $34.2 million ($33.4 million net of cash sold), resulting in a pre-tax gain of $22.9 million ($13.7 million after income taxes) or $0.22 per common share.

8. ENERGY HEDGING AND TRADING ACTIVITIES

  Conectiv actively participates in the wholesale energy markets to support its wholesale utility and competitive retail marketing activities. Conectiv engages in commodity hedging activities to minimize the risk of market fluctu-ations associated with the purchase and sale of energy commodities (natural gas, petroleum and electricity). Some hedging activities are conducted using energy derivatives. The remainder of Conectiv's hedging activity is conducted by backing physical transactions with offsetting physical positions. The hedg-ing objectives include the assurance of stable and known minimum cash flows and the fixing of favorable prices and margins when they become available. Conectiv also engages in energy commodity trading and arbitrage activities, which expose Conectiv to commodity market risk when, at times, Conectiv cre-ates net open energy commodity positions or allows net open positions to con-tinue. To the extent that Conectiv has net open positions, controls are in place that are intended to keep risk exposures within management-approved risk tolerance levels.

  Conectiv utilizes futures, options and swap agreements to manage risk. Futures help manage commodity price risk by fixing purchase or sales prices. Options provide a floor or ceiling on future purchases or sales prices while allowing Conectiv to benefit from favorable price movements. Swaps are struc-tured to provide the same risk protection as futures and options. Basis swaps are used to manage risk by fixing the basis differential that exists between a delivery location index and the commodity futures price.

  Exposed commodity positions may be "long" or "short." A long position indi-cates that Conectiv has an excess of the commodity available for sale. A short position means Conectiv will have to obtain additional commodity to fulfill its sales requirements. A "delta" position is the conversion of an option into futures contract equivalents. The option delta is dependent upon the strike price, volatility, current market price and time-value of the option.

Natural Gas Activities

  At December 31, 1998, Conectiv had 1,314 (2,697 long, 1,383 short) net open futures contracts, representing a notional quantity of 13.1 billion cubic feet
(Bcf) through February of 2001. In addition, Conectiv had a net long commodity swap position equivalent to 459 futures contracts (4.6 Bcf) and a net long ba-sis swaps position equivalent to 531 futures contracts (5.3 Bcf).

  Conectiv entered into 1,474 of the net long open futures contracts in order to hedge the gas marketing activities of various Conectiv business units. Other gas commodity hedges at December 31, 1998, included a net long commodity swap position equivalent to 262 futures contracts and a net long basis swap position equivalent to 471 futures contracts. During the year ended December 31, 1998, $4.0 million of losses were recognized on the settlement of natural gas futures, swaps and options hedging contracts for the unregulated business units. These losses were offset by gains on the physical commodity transactions being hedged. A total of $8.6 million of unrealized losses were deferred in the Consolidated Balance Sheet as of December 31, 1998. These losses are offset by gains on the physical commodity transactions being hedged.

  During the year ended December 31, 1998, a trading gain of $0.2 million was realized on natural gas financial derivative activities that were not classi-fied as hedges. Unrealized gains in forward gas trading positions (physical and financial) totaled $0.8 million at December 31, 1998. The annual average unrealized loss on trading activities, based on month-end averages, was $0.1 million.

  At December 31, 1997, there were 220 open futures contracts and 30 open options contracts to purchase natural gas, representing a notional quantity of
2.5 Bcf through October 1999 and 60 open options contracts, to sell natural gas, representing a notional quantity of 0.6 Bcf through July 1998. A total of $0.5 million of unrealized losses were deferred in the Consolidated Balance Sheet as of December 31, 1997.

Electricity Activities

  At December 31, 1998, Conectiv had a total short exposure of 102,400 mega-watt-hours (MWH) (84,700 on peak, 17,700 off-peak) through December 1999. The overall position included a long option delta exposure of 2,300 MWH. The re-maining exposure was comprised of forward contracts.

  During the year ended December 31, 1998, a net gain of $0.1 million was rec-ognized on the settlement of electric hedging options and swaps. This gain was offset by losses on the physical commodity transactions being hedged. A total of $0.3 million of unrealized losses were deferred in the Consolidated Balance Sheet as of December 31, 1998. During the year ended December 31, 1998, real-ized gains of $10.2 million were recorded on power trading activities (physi-cal and financial) not classified as hedges. At December 31, 1998, unrealized gains on power trading activities amounted to $1.2 million. The annual average unrealized gain on trading activities, based on month-end averages, was $1.3 million.

  At December 31, 1997, there was one swap contract to sell electricity, rep-resenting a notional quantity of 68,000 MWH, through August 1998. A total of $0.2 million of unrealized losses were deferred on the Consolidated Balance Sheet as of December 31, 1997.

Petroleum Activities

  Conectiv markets petroleum products through its subsidiary, Petron Oil Cor-poration. Total petroleum exposure (all grades) at December 31, 1998 was 222,500 barrels (short) extending through December 31, 2000, with an unrealized gain of $2.3 million. Conectiv was net long 315 petroleum futures contracts (234 Heating Oil & 81 Unleaded Gasoline) on December 31, 1998, ex-tending through May 2000. $3.1 million of unrealized losses on petroleum fi-nancial derivatives were offset by a combination of physical forward contracts and inventory amounting to 537.5 contracts (short) at an unrealized gain of $5.4 million.

Credit Exposure

  Counterparties to its various hedging and trading contracts expose Conectiv to credit losses in the event of nonperformance. Management has evaluated such risk and implemented credit checks and has established reserves for credit losses. A large portion of the hedging and trading activities are conducted on national exchanges backed by exchange clearinghouses. Management believes that the overall business risk is minimized as a result of these procedures.

9. NUCLEAR DECOMMISSIONING

  Conectiv's subsidiaries, DPL and ACE, record liabilities for their share of the estimated cost of decommissioning the Peach Bottom, Salem, and Hope Creek nuclear reactors over the remaining lives of the plants based on amounts col-lected in rates charged to electric customers. For utility rate-setting pur-poses, ACE estimates its share of future nuclear decommissioning costs ($185 million) based on site specific studies filed with and approved by the NJBPU. DPL estimates its share of future nuclear decommissioning costs ($157 million) based on Nuclear Regulatory Commission (NRC) regulations concerning the mini-mum financial assurance amount for nuclear decommissioning.

  Conectiv's consolidated accrued nuclear decommissioning liability, which is reflected in the accumulated reserve for depreciation, was $167.7 million as of December 31, 1998. The provision reflected in depreciation expense for nu-clear decommissioning was $10.6 million in 1998, $4.2 million in 1997, and $4.2 million in 1996. External trust funds established by DPL and ACE for the purpose of funding nuclear decommissioning costs had an aggregate book balance (stated at fair market value) of $155.9 million as of December 31, 1998. Earn-ings on the trust funds are recorded as an increase to the accrued nuclear decommissioning liability, which, in effect, reduces the expense recorded for nuclear decommissioning.

  The ultimate cost of nuclear decommissioning for the Peach Bottom, Salem, and Hope Creek reactors may exceed the current estimates, which are updated periodically.

  The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry, includ-ing Conectiv, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial state-ments of electric utilities. In February 1996, the FASB issued the Exposure Draft, "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets," which proposed changes in the accounting for closure and removal costs of long-lived assets, including the recognition, measurement, and classification of decommissioning costs for nuclear generating stations. If the proposed changes were adopted: (1) annual provisions for decommissioning would increase, (2) the estimated cost for decommissioning would be recorded as a liability rather than as accumulated depreciation, and
(3) trust fund income from the external decommissioning trusts would be re-ported as investment income rather than as a reduction of decommissioning ex-pense. The FASB plans to issue a revised Exposure Draft in the second quarter of 1999.

10. REGULATORY ASSETS

  In conformity with generally accepted accounting principles, Conectiv's ac-counting policies reflect the financial effects of rate regulation and deci-sions by regulatory commissions having jurisdiction over Conectiv's utility business. In accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," Conectiv defers expense recogni-tion of certain costs and records an asset, a result of the effects of rate regulation. Except for deferred energy costs, which are classified as a cur-rent asset (or liability), these regulatory assets are included on Conectiv's Consolidated Balance Sheets under "Deferred Charges and Other Assets." The costs of these assets are either being recovered or are probable of being re-covered through customer rates. Generally, the costs of these assets are rec-ognized in operating expenses over the period the cost is recovered from cus-tomers. See Note 6 to the Consolidated Financial Statements for information about the impact of electric utility restructuring on the accounting for regu-latory assets. The table shown below details total regulatory assets (liabili-ties), at December 31, 1998, and 1997.

                                                           1998        1997
                                                        ----------  ----------
                                                        (Dollars in millions)
   Deferred recoverable income taxes................... $    184.4  $     88.7
   Deferred debt refinancing costs.....................       44.2        18.8
   Unrecovered state excise taxes......................       35.6          --
   Deferred other postretirement benefit costs.........       35.0          --
   Unrecovered purchased power capacity costs..........       30.6          --
   Unrecovered purchased power contract renegotiation
    costs..............................................       17.7          --
   Deferred costs for nuclear
    decommissioning/decontamination....................       11.9         6.3
   Asbestos removal costs..............................        8.5          --
   Deferred recoverable plant costs....................        7.6         7.8
   Deferred demand-side management costs...............        5.7         6.2
   Deferred energy costs...............................      (16.0)       18.0
   Other...............................................       12.5         1.9
                                                        ----------  ----------
   Total............................................... $    377.7  $    147.7
                                                        ==========  ==========

  Deferred Recoverable Income Taxes: Represents the portion of Conectiv's deferred tax liability applicable to utility operations that has not been recovered from utility customers and is recoverable in the future. As temporary differences between the financial statement and tax bases of assets reverse, deferred recoverable income taxes are amortized.

  Unrecovered State Excise Taxes: Represents additional amounts paid, by ACE, as a result of prior legislative changes in the computation of New Jersey state excise taxes. These costs are included in current customer rates, with the remaining balance scheduled for full recovery over the next 4 years.

  Deferred Other Postretirement Benefit Costs: Represents the non-cash portion of other postretirement benefit costs deferred by ACE during 1993 through 1997. This cost is being recovered over a 15-year period which began on Janu-ary 1, 1998.

  Unrecovered Purchased Power Capacity Costs: Represents prior deferrals by ACE of capacity costs which had exceeded the related recovery from customers. These costs are included in current customer rates and are scheduled for full recovery over the next 2 years.

  Unrecovered Purchased Power Contract Renegotiation Costs: Represents costs incurred by ACE through renegotiation of a long-term capacity and energy con-tract. These costs are included in current customer rates with the balance scheduled for full recovery over the next 16 years.

  Deferred Energy Costs: Represents the difference between energy revenues and actual energy costs incurred. The deferred balance is generally recovered from or returned to utility customers within one year.

  Deferred Debt Refinancing Costs: The costs of refinancing debt of the util-ity business are deferred and amortized over the period during which the costs are recovered in rates, which is generally the life of the new debt.

  Deferred Recoverable Plant Costs: Represents utility plant construction costs excluded from plant in-service which are being recovered in customer rates over the next 21 years.

  Deferred Costs for Nuclear Decontamination/Decommissioning: Represents amounts being amortized through fuel adjustment clause revenues for Conectiv's liability under the Energy Policy Act of 1992 for clean-up of gaseous diffu-sion enrichment facilities of the U.S. government.

  Asbestos Removal Costs: Represents costs incurred by ACE to remove asbestos insulation from a wholly-owned generating station. These costs are included in current customer rates with the balance scheduled for full recovery over the next 31 years.

  Deferred Demand-Side Management Costs: Represents deferred costs of programs which allow DPL to reduce the peak demand for power. These costs are being re-covered over 5 years.

11. CONECTIV COMMON STOCK

  In conjunction with the Merger, DPL common stockholders received one share of Conectiv common stock in exchange for each share of DPL common stock, and Atlantic common stockholders received 0.75 of one share of Conectiv common stock and 0.125 of one share of Conectiv Class A common stock in exchange for each share of Atlantic common stock. See Note 4 to the Consolidated Financial Statements for additional information concerning the Merger.

  For additional information concerning issuances and redemptions of common stock during 1996 through 1998, see the Consolidated Statements of Changes in Common Stockholders' Equity.

  Conectiv's common dividends paid to public stockholders are funded from the common dividends DPL and ACE pay to Conectiv. DPL's and ACE's certificates of incorporation require payment of all preferred dividends in arrears (if any) prior to payment of common dividends to Conectiv, and have certain other limitations on the payment of common dividends to Conectiv.

  Through the effective date of the Merger (March 1, 1998), DPL's Long-Term Incentive Plan (LTIP) provided long-term incentives to key employees through contingent awards of performance-based restricted stock, dividend rights, and stock options. The DPL common stock options outstanding as of the Merger date were converted to Conectiv common stock options and included in the Conectiv Incentive Compensation Plan (CICP). The restricted common stock previously granted under DPL's LTIP is earned and payable at the end of a four-year pe-riod to the extent that stock performance compares favorably with the stock performance of a peer group of utility companies. The 1994 awards were for-feited in early 1998 when the required performance targets were not met. Re-strictions on shares contingently granted in 1995 and 1996 lapsed upon the Merger and the shares became fully vested. The restricted DPL common stock contingently granted in 1997 was exchanged for Conectiv common stock upon the Merger and is included in the CICP. As of December 31, 1998, there were 97,455 shares of the 1997 awards outstanding which had a $19 1/8 per share fair value on the date of grant.

  The CICP provides long-term awards to key employees and directors through awards of stock-based compensation. Up to 5,000,000 shares of common stock may be issued under the CICP during the ten-year period from March 1, 1998, through February 28, 2008. Awards granted in 1998 under the CICP, which can be settled in common stock, include performance accelerated restricted stock
(PARS), stock options, and performance accelerated stock options (PASO's).

  In 1998, Conectiv granted 30,700 shares of PARS, which are earned by partic-ipants over a seven-year vesting period. Conectiv also granted participants 22,000 additional shares of PARS, which are earned over seven years if a total stockholder return of 8% is achieved. Vesting of the 22,000 shares granted may be accelerated after three years, in whole or in part, based on Conectiv's stock price reaching certain levels. All 52,700 shares of the PARS had a $22.84 per share fair value on the grant date.

  In 1998, Conectiv issued 289,000 stock options, which do not contain performance acceleration features and have an exercise price of $22.84 per share. These stock options have a ten-year life. 50% of the options vest after two years and the remaining 50% vest after three years. Conectiv also issued 750,000 PASO's in 1998 which have an exercise price of $22.84 per share. The PASO's have a ten-year life and vest after nine and a half years. One third of the PASO's will vest if Conectiv's common stock price closes at or above $26 per share for ten consecutive days, two thirds will vest if the stock price closes at or above $28 per share for ten consecutive days, and all of the PASO's will vest if the stock price closes at or above $30 per share for ten consecutive days.

  Changes in stock options are summarized below.

                                   1998             1997            1996
                            ------------------ --------------- ---------------
                                      Weighted Number Weighted Number Weighted
                            Number of Average    of   Average    of   Average
                             Shares    Price   Shares  Price   Shares  Price
                            --------- -------- ------ -------- ------ --------
   Beginning-of-year
    balance................    38,500  $20.55  43,950  $20.19  46,350  $20.16
   Options exercised.......     3,200  $19.89   5,450  $17.61   2,400  $19.69
   Options forfeited.......     2,150  $19.73      --      --      --      --
   Options issued.......... 1,039,000  $22.84      --      --      --      --
   End-of-year balance..... 1,072,150  $22.77  38,500  $20.55  43,950  $20.19
   Exercisable.............    33,150  $20.67  38,500  $20.55  43,950  $20.19

  For options outstanding as of December 31, 1998, the range of exercise prices was $18.13 to $22.84, and the weighted average remaining contractual life was 8.8 years.

  Conectiv recognizes compensation costs for its stock-based employee compen-sation plans based on the accounting prescribed by Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Stock-based employee compensation costs charged to expense were $0.9 million in 1998, $2.2 million in 1997, and $0.3 million in 1996. Pro forma net income, based on the application of SFAS No. 123, "Accounting for Stock-Based Compensation," would have changed by $0.6 million or less in 1998, 1997 and 1996. Earnings per share would have changed by less than $0.01 per share in 1998, 1997 and 1996.

  The fair value of each option and PASO granted in 1998 was estimated on the date of grant using the Black Scholes option pricing model. The weighted-aver-age fair value of the options was $2.64 based on the following weighted-aver-age assumptions: risk-free interest rate of 5.59 percent; dividend yield of
6.0 percent; expected volatility of 20.0 percent; and a weighted average ex-pected life of 3.5 years. The weighted-average fair value of the PASOs was $2.87 based on the following weighted-average assumptions: risk-free interest rate of 5.55 percent; dividend yield of 6.0 percent; expected volatility of
20.0 percent; and a weighted average expected life of 5.33 years.

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

  The purpose of the Plan is to guard against partial tender offers or abusive or unfair tactics that might be used in an attempt to gain control of Conectiv without paying all stockholders a fair price for their shares. The Plan will not prevent takeovers, but is designed to deter coercive, abusive, or unfair takeover tactics and to encourage individuals or entities attempting to ac-quire Conectiv to first negotiate with the Board of Directors.

  Each Right would, after the Rights become exercisable, entitle the holder to purchase from Conectiv one one-hundredth of one share of Series One Junior Preferred Stock or one one-hundredth of one share of Series Two Junior Preferred Stock at an initial price of $65. The Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the aggregate voting power represented by Conectiv's outstanding securities (i.e., becomes an "Acquiring Person" as defined in the Plan) or commences a tender or exchange offer to acquire beneficial ownership of 15% or more of the aggregate voting power represented by Conectiv's outstanding securities. Conectiv generally will be entitled to redeem the Rights at $.01 per Right at any time before a person or group becomes an Acquiring Person.

12. CONECTIV CLASS A COMMON STOCK

  Conectiv Class A common stock provides its holders a proportionately greater opportunity to share in the growth prospects of, and a proportionately greater exposure to the uncertainties associated with, the electric utility business of ACE. Earnings applicable to Conectiv Class A common stock are equal to 30% of the net of (1) earnings attributable to ACE's regulated electric utility business, as the business existed on August 9, 1996, less (2) $40 million per year. Earnings applicable to Conectiv common stock are the consolidated earn-ings of Conectiv less earnings applicable to Conectiv Class A common stock.

  Presented below and on the following page are summarized ACE financial in-formation and the calculation of earnings applicable to Conectiv Class A com-mon stock. The ACE income statement amounts are for the ten months ended De-cember 31, 1998, which is the period included in the 1998 Consolidated State-ment of Income under the purchase method of accounting.

Summarized Financial Information of ACE

                                                             Ten Months Ended
      Income Statement Information                          December 31, 1998
      ----------------------------                        ----------------------
                                                          (Dollars in Thousands)
      Operating Revenues.................................       $  875,741
      Operating Income(1)................................       $  105,099
      Net Income(1)......................................       $   23,742
                                                               December 31,
      Balance Sheet Information                                    1998
      -------------------------                           ----------------------
      Current assets.....................................       $  236,177
      Noncurrent assets..................................        2,131,045
                                                                ----------
      Total assets.......................................       $2,367,222
                                                                ==========
      Current liabilities................................       $  247,023
      Noncurrent liabilities.............................        1,264,925
      Preferred stock....................................          125,181
      Common stockholders' equity........................          730,093
                                                                ----------
      Total capitalization and liabilities...............       $2,367,222
                                                                ==========

Computation of Earnings Applicable to Conectiv Class A Common Stock

                                                           Ten Months Ended
                                                          December 31, 1998
                                                        ----------------------
                                                        (Dollars in Thousands)
     Net Income of ACE(1)..............................        $ 23,742
     Exclude:
       Employee separation and other Merger-related
        costs(1).......................................          47,886
       Net loss of nonutility activities...............           1,402
       Pro-rata portion of fixed amount of $40 million
        per year.......................................         (33,333)
                                                               --------
     Subtotal..........................................          39,697
     Percentage applicable to Conectiv Class A common
      stock............................................              30%
                                                               --------
     Earnings applicable to Conectiv Class A common
      stock............................................        $ 11,909
                                                               ========

--------
(1) The amounts shown above and on the prior page reflect employee separation and other Merger-related costs for ACE, which reduced ACE's operating in-come and net income for the ten months ended December 31, 1998, by $80.1 million and $47.9 million, respectively. In the Conectiv Consolidated Fi-nancial Statements, these costs were capitalized as costs of the Merger, as discussed in Note 5 to the Consolidated Financial Statements.

Conversion and Redemption Provisions Relating to Class A Common Stock

Conversion at the Option of Conectiv

  Conectiv may at any time convert each share of Conectiv Class A common stock into the number of shares of Conectiv common stock equal to the specified per-centage set forth in Conectiv's Restated Certificate of Incorporation (Conectiv Charter) of the Market Value Ratio of the Conectiv Class A common stock to the Conectiv common stock (as defined in the Conectiv Charter).

Redemption or Conversion Following a Tender or Exchange Offer

  In the case of a tender offer by Conectiv for all of the Conectiv Class A common stock for cash (as defined in the Conectiv Charter) or an offer to ex-change each share of Conectiv Class A common stock into a number of shares of Conectiv common stock equal to at least 110% of the Market Value Ratio of the Class A common stock to Conectiv common stock (as of the trading day immedi-ately preceding the date of such offer) which is accepted by the holders of more than 50% of the Conectiv Class A common stock, Conectiv may either (1) redeem each share of Conectiv Class A common stock remaining outstanding in exchange for cash (in an amount equal to the highest cash price paid per share by Conectiv pursuant to such tender offer or to the value of the highest num-ber of shares of Conectiv common stock per share issued in exchange for any share of Conectiv Class A common stock pursuant to such exchange offer (as such value is determined in accordance with the Conectiv Charter), as the case may be,) or (2) convert each share of Conectiv Class A common stock remaining outstanding into shares of Conectiv common stock on the basis set forth in the Conectiv Charter.

  If any person (including Conectiv) makes a tender offer for all of the out-standing shares of Conectiv common stock at an all cash price that is accepted by the holders of more than 50% of Conectiv common stock, Conectiv may either redeem each share of Conectiv Class A common stock for cash in an amount cal-culated pursuant to a formula set forth in the Conectiv Charter, or convert each share of Conectiv Class A common stock into shares of Conectiv common stock on the basis set forth in the Conectiv Charter.

Participation in a Tender Offer

  If any person (including Conectiv) makes a tender offer to purchase shares of Conectiv common stock for cash, property, or other securities, any holder of Conectiv Class A common stock may elect to convert shares of

Conectiv Class A common stock into shares of Conectiv common stock on the ba-sis set forth in the Conectiv Charter.

Dividend, Redemption, or Conversion upon Disposition of All or Substantially All Assets Attributed to the Atlantic Utility Group

  The Conectiv Charter also provides for the payment of dividends with respect to, and/or the redemption or conversion of, the Conectiv Class A common stock upon the disposition, by Conectiv and/or its subsidiaries of all or substan-tially all of the assets attributed to the Atlantic Utility Group to one or more entities.

  Conectiv may, if there are assets of Conectiv legally available therefor and the Atlantic Utility Group Available Dividend Amount (as defined in the Conectiv Charter) is sufficient therefor, pay to the holders of Conectiv Class A common stock a dividend in cash and/or in securities as defined in the Conectiv Charter, or; subject to certain limitations set forth in the Conectiv Charter, if such disposition involves all of the assets attributed to the At-lantic Utility Group, redeem all of the Conectiv Class A common stock for cash and/or for securities, Conectiv common stock or other property as defined in the Conectiv Charter, or redeem a number of whole shares of Conectiv Class A common stock (which may be all of such shares outstanding) on the basis set forth in the Conectiv Charter, or convert each share of Conectiv Class A com-mon stock into shares of Conectiv common stock on the basis set forth in the Conectiv Charter.

  In the event of a dividend or redemption as described in the preceding clauses, the Board of Directors of Conectiv may convert the remaining Conectiv Class A common stock into shares of Conectiv common stock on the basis set forth in the Conectiv Charter. If less than all of the outstanding shares of Conectiv Class A common stock are to be redeemed in connection with a disposi-tion of substantially all (but less than all) of the assets attributed to the Atlantic Utility Group, the shares to be redeemed by Conectiv will be selected on a pro rata basis or by lot or by such other method as the Board of Direc-tors of Conectiv may determine to be equitable.

13. PREFERRED STOCK

  Conectiv (the parent holding company), ACE, and DPL are each authorized to separately issue preferred stock. Conectiv is authorized to issue 20,000,000 shares of $0.01 per share par value preferred stock, none of which has been issued. ACE is authorized to issue 799,979 shares of $100 par value Cumulative Preferred Stock, 2,000,000 shares of No Par Preferred Stock, and 3,000,000 shares of Preference Stock. DPL has $1, $25, and $100 par value per share pre-ferred stock for which 10,000,000, 3,000,000, and 1,800,000 shares are autho-rized, respectively. Dividends on ACE and DPL preferred stock are cumulative. Information concerning shares of preferred stock outstanding is shown on the following page.

Preferred Stock of Subsidiaries Not Subject to Mandatory Redemption

  The amounts outstanding as of December 31, 1998, and 1997 of Conectiv's sub-sidiaries preferred stock not subject to mandatory redemption are presented below.

                                                     Shares
                                     Current       Outstanding           Amount
                                   Redemption    --------------- -----------------------
Issuer           Series               Price       1998    1997      1998        1997
------  ------------------------ --------------- ------- ------- ----------- -----------
                                                                  (Dollars in Thousands)
ACE(1)  $100 per share par value $100.00-$105.50  62,305      -- $     6,230          --
         4.00%-5.00%
DPL     $25 per share par value        (2)       316,500 316,500       7,913       7,913
         7 3/4%
DPL     $100 per share par value $103.00-$105.00 181,698 181,698      18,170      18,170
         3.70%-5.00%
DPL     6 3/4%                         (3)        35,000  35,000       3,500       3,500
DPL     Adjustable rate(4)            $100       151,200 151,200      15,120      15,120
DPL     Auction rate(5)               $100       450,000 450,000      45,000      45,000
                                                                 ----------- -----------
                                                                 $    95,933 $    89,703
                                                                 =========== ===========

--------
(1) Under purchase accounting for the Merger, ACE and its wholly-owned trusts were consolidated in Conectiv's financial statements beginning March 1, 1998. In the fourth quarter of 1998, ACE purchased and retired 237,695 shares, or $23.77 million, of various series of preferred stock, which had an average dividend rate of 4.4%. A $2.5 million gain on the redemption is presented in the Consolidated Statement of Income as a reduction of Pre-ferred Stock Dividend Requirements of Subsidiaries.
(2) Redeemable beginning September 30, 2002, at $25 per share.
(3) Redeemable beginning November 1, 2003, at $100 per share.
(4) Average dividend rates were 5.5% during 1998 and 1997.
(5) Average dividend rates were 4.2% during 1998 and 4.1% during 1997.

Preferred Stock of Subsidiaries Subject to Mandatory Redemption

  The amounts outstanding as of December 31, 1998, and 1997 of Conectiv's sub-sidiaries preferred stock subject to mandatory redemption are presented below.

Issuing Company                Series         Shares Outstanding       Amount
---------------         --------------------- ------------------- ----------------
                                                1998      1997      1998    1997
                                              --------- --------- -------- -------
                                                                     (Dollars in
                                                                     thousands)
DPL financing trust(1)  $25 per share, 8.125% 2,800,000 2,800,000 $ 70,000 $70,000
ACE(2),(3)              $100 per share, $7.80   239,500        --   23,950      --
ACE financing
 trust(1),(3)           $25 per share, 8.25%  2,800,000        --   70,000      --
ACE financing trust(1)  $25 per share, 7.375% 1,000,000        --   25,000      --
                                                                  -------- -------
                                                                  $188,950 $70,000
                                                                  ======== =======

--------
(1) Per share value is stated liquidation value. See additional information on the following page.
(2) No par value; stated value is $100 per share. Beginning May 1, 2001, 115,000 shares are subject to mandatory redemption annually.
(3) Under purchase accounting for the Merger, ACE and its wholly-owned trusts were consolidated in Conectiv's financial statements beginning March 1, 1998.

  On August 3, 1998, ACE redeemed the remaining 100,000 shares of its $8.20 No Par Preferred Stock at $100 per share or $10.0 million in total (the book value of the preferred stock).

  DPL and ACE have established wholly-owned subsidiary trusts for the purposes of issuing common and preferred trust securities and holding Junior Subordi-nated Debentures (the Debentures). The Debentures held by the trusts are their only assets. The trusts use interest payments received on the Debentures they hold to make cash distributions on the trust securities.

  DPL and ACE's obligations pursuant to the Debentures and guarantees of dis-tributions with respect to the trusts' securities, to the extent the trusts have funds available therefor, constitute full and unconditional guarantees of the obligations of the trusts under the trust securities the trusts have is-sued. DPL and ACE own all of the common securities of the trusts, which con-stitute approximately 3% of the liquidation amount of all of the trust securi-ties issued by the trusts.

  For consolidated financial reporting purposes, the Debentures are eliminated in consolidation against the trust's investment in the Debentures. The pre-ferred trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures mature in 2026 to 2036. The Debentures are subject to redemption, in whole or in part, at the option of DPL and/or ACE, at 100% of their principal amount plus accrued in-terest, after an initial period during which they may not be redeemed and at any time upon the occurrence of certain events.

  In November 1998, Atlantic Capital II issued $25 million (1,000,000 shares) of 7 3/8% preferred stock.

  In October 1996, Delmarva Power Financing I issued $70 million (2,800,000 shares) of 8.125% preferred stock. DPL used part of the proceeds received from the trust to purchase and retire $32.1 million of its $25 par value, 7.75% se-ries preferred stock, and $31.3 million of various series of its $100 par value preferred stock which had an average dividend rate of 5.68%. In December 1996, DPL redeemed its entire 7.52% preferred stock series which had a total par value of $15.0 million.

14. DEBT

  Substantially all utility plant of DPL and ACE are subject to the liens of the Mortgages collateralizing DPL and ACE's First Mortgage Bonds.

  As of December 31, 1998, Conectiv and its subsidiaries had $590 million of bank lines of credit, of which $235 million was available for borrowing. At December 31, 1998, Conectiv's short-term debt balance was comprised of commer-cial paper and lines of credit. The weighted average interest rates on short-term debt outstanding as of December 31, 1998, and 1997, were 6.0% and 6.6%, respectively.

  Maturities of long-term debt and sinking fund requirements during the next five years are as follows: 1999--$80.8 million; 2000--$48.7 million; 2001-- $43.7 million; 2002--$99.3 million; 2003--$162.4 million.

  In December 1998, DPL redeemed $6.0 million of 5.75% pollution Control Bonds at maturity.

  In June 1998, DPL repaid at maturity $25.0 million of 5.69% Medium-Term Notes and $1.0 million of 6.95% Amortizing First Mortgage Bonds.

  In May 1998, ACE repaid at maturity $6.0 million of 5.5% Medium-Term Notes and $2.5 million of 7.25% Debentures.

  In March 1998, borrowings under Conectiv's revolving credit facilities were primarily used for repayment of debt as follows: (1) $53.5 million was used to repay the balance outstanding under Atlantic's revolving credit and term loan facility; (2) $92.2 million was used to repay the balance outstanding under the revolving credit and term loan facility of Atlantic Thermal Systems, Inc. (now CTS) and (3) $12.5 million was used to repay the balance outstanding un-der the revolving credit and term loan facility of ATE Investments Inc.

  In January 1998, DPL issued $33.0 million of 6.81% unsecured Medium-Term Notes which mature in 20 years. DPL used $25.4 million of the proceeds to re-finance short-term debt. In recognition of this refinancing, $25.4 million of short-term debt was reclassified to long-term debt on the consolidated balance sheet as of December 31, 1997.

  In the fourth quarter of 1997, DPL issued $42 million of unsecured Medium-Term Notes with maturities of 5 to 9 years and interest rates of 6.6% to 6.8%. The proceeds were used to refinance short-term debt.

  In September 1997, DPL redeemed $25 million of 6 3/8% First Mortgage Bonds at maturity through the issuance of short-term debt.

  In February 1997, DPL issued $124.2 million of unsecured Medium-Term Notes with maturities of 10 to 30 years and interest rates of 7.06% to 7.72%. The proceeds were used to refinance short-term debt.

Long-term debt outstanding as of December 31, 1998, and 1997 is presented be-low:

                              Interest
                                Rates        Due          1998        1997
                             -----------  ---------    ----------  ----------
                                                            (Dollars in
                                                            Thousands)
First Mortgage Bonds:.......        6.95%      2002    $   30,000  $   30,000
                                    6.40%      2003        90,000      90,000
                             6.625%-8.15% 2011-2015       190,500     115,500
                              5.90%-7.60% 2017-2021       163,200     163,200
                              6.85%-8.50% 2022-2025       240,000     165,000
                              6.05%-7.00% 2028-2032        90,000      15,000
Amortizing First Mortgage
 Bonds......................        6.95% 1999-2008        24,149      25,103
                             -----------  ---------    ----------  ----------
                                                          827,849     603,803
                             -----------  ---------    ----------  ----------
Pollution Control Bonds and
 Notes:.....................        5.75%      1998            --       6,000
                             7.125%-7.25% 1999-2006         2,800       2,900
                                   6.375%      2006         2,350          --
                                    6.80%      2021        38,865          --
                              5.60%-7.20% 2025-2029        58,650          --
                             -----------  ---------    ----------  ----------
                                                          102,665       8,900
                             -----------  ---------    ----------  ----------
Medium-Term Notes (se-
 cured):....................        7.52%      1999        30,000          --
                                    6.83%      2000        46,000          --
                                    6.86%      2001        40,000          --
                                    7.02%      2002        30,000          --
                              6.00%-7.18%      2003        40,000          --
                              6.19%-7.98% 2004-2008       223,000          --
                              7.25%-7.63% 2010-2014         8,000          --
                                    7.68% 2015-2016        17,000          --
                             -----------  ---------    ----------  ----------
                                                          434,000          --
                             -----------  ---------    ----------  ----------
Medium-Term Notes
 (unsecured):...............        5.69%      1998            --      25,000
                                    7.50%      1999        30,000      30,000
                              6.46%-9.29%      2002        36,000      16,000
                                    6.63%      2003        30,000          --
                                    8.30%      2004        35,000      35,000
                                    6.84%      2005        10,000      10,000
                                    6.75%      2006        20,000      20,000
                             7.06%-8.125%      2007       106,500      91,500
                              7.54%-7.62%      2017        40,700      40,700
                              6.59%-6.84%      2018        33,000      25,430
                              7.61%-9.95% 2019-2021        73,000      73,000
                                    7.72%      2027        30,000      30,000
                             -----------  ---------    ----------  ----------
                                                          444,200     396,630
                             -----------  ---------    ----------  ----------
Other Obligations:..........        7.44%      1999        15,000          --
                                    8.00%      1999         3,351       3,660
                              6.00%-9.50% 1999-2002           193         232
                                    9.65%      2002(1)      4,441       5,354
Unamortized premium and
 discount, net..............                               (4,315)     (1,589)
Current maturities of long-
 term debt..................                              (80,822)    (33,318)
                                                       ----------  ----------
Total long-term debt........                            1,746,562     983,672
Variable Rate Demand
 Bonds(2)...................                              125,100      71,500
                                                       ----------  ----------
Total long-term debt and
 Variable Rate Demand
 Bonds......................                           $1,871,662  $1,055,172
                                                       ==========  ==========

--------
(1) Repaid through monthly payments of principal and interest over 15 years ending November 2002.

(2) Conectiv's debt obligations included Variable Rate Demand Bonds (VRDB) in the amounts of $125.1 million and $71.5 million as of December 31, 1998 and 1997, respectively. The VRDB are classified as current liabilities be-cause the VRDB are due on demand by the bondholder. However, bonds submit-ted to Conectiv for purchase are remarketed by a remarketing agent on a best efforts basis. Conectiv expects that bonds submitted for purchase will continue to be remarketed successfully due to Conectiv's credit wor-thiness and the bonds' interest rates being set at market. Conectiv also may utilize one of the fixed rate/fixed term conversion options of the bonds. Thus, Conectiv considers the VRDB to be a source of long-term fi-nancing. The $125.1 million balance of VRDB outstanding as of December 31, 1998, matures in 2009 ($12.5 million), 2014 ($18.2 million), 2017 ($30.4 million), 2028 ($15.5 million), 2029 ($30.0 million) and 2031 ($18.5 mil-
    lion). Average annual interest rates on the VRDB were 3.4% in 1998 and 3.8% in 1997.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The year-end fair values of certain financial instruments are listed below. The fair values were based on quoted market prices of Conectiv's securities or securities with similar characteristics.

                                             1998                 1997
                                     --------------------- -------------------
                                      Carrying             Carrying
                                       Amount   Fair Value  Amount  Fair Value
                                     ---------- ---------- -------- ----------
                                              (Dollars in Thousands)
Funds held by trustee............... $  174,509 $  174,509 $ 48,086 $   48,086
Preferred stock of subsidiaries
 subject to mandatory redemption.... $  188,950 $  194,178 $ 70,000 $   72,464
Long-term debt...................... $1,746,562 $1,878,044 $983,672 $1,053,810

16. COMMITMENTS

  Conectiv's expected capital and acquisition expenditures are estimated to be approximately $327 million in 1999.

  As of December 31, 1998, ACE and DPL's commitments under long-term purchased power contracts were as follows: ACE-828 megawatts(MW) of capacity; DPL-237 MW of capacity; and DPL-100 MW of energy. Currently, most of ACE's capacity charges are recovered under the Levelized Energy Clause and DPL's capacity charges are recovered through base rates. Historical information is presented below for these contracts, including ACE from March 1, 1998, forward and a 48 MW capacity contract which was suspended in October 1996.

                                                            1998   1997   1996
                                                           ------  -----  -----
     Percent of system capacity...........................   17.6%   6.4%   6.4%
     Percent of energy output.............................   26.2%  12.1%  10.6%
     Capacity charges ($ in millions)..................... $182.7  $28.5  $32.1
     Energy charges ($ in millions)....................... $166.5  $38.1  $32.5

  Based on existing contracts as of December 31, 1998, Conectiv's future commitments for capacity and energy under long-term purchased power contracts are estimated to be $353.1 million in 1999; $365.8 million in 2000; $360.4 million in 2001; $363.4 million in 2002; and $367.5 million in 2003. Due to uncertainties surrounding the restructuring of the electric utility industry, Conectiv has not forecasted its long-term power purchase commitments beyond 2003.

  Conectiv's share of nuclear fuel at Peach Bottom, Salem, and Hope Creek is financed through a nuclear fuel energy contract, which is accounted for as a capital lease. Payments under the contract are based on the quantity of nu-clear fuel burned by the plants. Conectiv's obligation under the contract is generally the net book value of the nuclear fuel financed, which was $63.3 million as of December 31, 1998.

  Conectiv leases an 11.9% interest in the Merrill Creek Reservoir. The lease is considered an operating lease and payments over the remaining lease term, which ends in 2032, are $150.5 million in aggregate. Conectiv also has long-term leases for certain other facilities and equipment. Minimum commitments as of December 31, 1998, under all such lease agreements (excluding payments un-der the nuclear fuel energy contracts, which cannot be reasonably estimated) are as follows: 1999--$10.2 million; 2000--$9.0 million; 2001--$8.8 million;
2002--$7.9 million; 2003--$9.7 million; after 2003--$131.5 million; total--
$177.1 million. Approximately 85% of the minimum lease commitments shown above are payments due under the Merrill Creek Reservoir lease.

Rentals Charged To Operating Expenses

  The following amounts were charged to operating expenses for rental payments under both capital and operating leases.

                                                         1998    1997    1996
                                                        ------- ------- -------
                                                        (Dollars in Thousands)
     Interest on capital leases........................ $ 2,468 $ 1,548 $ 1,628
     Amortization of capital leases....................  19,554   6,499   5,653
     Operating leases..................................  17,443  11,590  13,795
                                                        ------- ------- -------
                                                        $39,465 $19,637 $21,076
                                                        ======= ======= =======

Leveraged Leases

  The leveraged leases of Conectiv's subsidiaries included eight aircraft leases and two containership leases as of December 31, 1998 and five aircraft leases as of December 31, 1997. The net investment in leveraged leases as of December 31, 1998, and 1997 was as follows:

                                                         1998        1997
                                                      ----------- -----------
                                                      (Dollars in Thousands)
     Rentals receivable (net of principal and
      interest on nonrecourse debt).................. $    46,312 $    19,588
     Estimated residual value........................      75,944      26,787
                                                      ----------- -----------
     Investment in leveraged leases..................     122,256      46,375
     Deferred income taxes...........................     116,481      38,288
                                                      ----------- -----------
     Net investment in leveraged leases.............. $     5,775 $     8,087
                                                      =========== ===========

17. PENSION and OTHER POSTRETIREMENT BENEFITS

Assumptions

                                                            1998  1997  1996
                                                            ----- ----- -----
     Discount rates used to determine projected benefit
      obligation as of December 31......................... 6.75% 7.00% 7.50%
     Expected long-term rates of return on assets.......... 9.00% 9.00% 9.00%
     Rates of increase in compensation levels.............. 4.50% 5.00% 5.00%
     Health care cost trend rate on covered charges........ 7.00% 7.50% 8.00%

  The health-care cost trend rate, or the expected rate of increase in health-care costs, is assumed to gradually decrease to 5.0% by 2002. Increasing the health-care cost trend rates of future years by one percentage point would in-crease the accumulated postretirement benefit obligation by $20.3 million and would increase annual aggregate service and interest costs by $2.1 million. Decreasing the health-care cost trend rates of future years by one percentage point would decrease the accumulated postretirement benefit obligation by $17.9 million and would decrease annual aggregate service and interest costs by $1.8 million.

  The following schedules reconcile the beginning and ending balances of the pension and other postretirement benefit obligations and related plan assets for Conectiv. Other postretirement benefits include medical benefits for re-tirees and their spouses and retiree life insurance.

Change in Benefit Obligation

                                                        Other Postretirement
                                    Pension Benefits          Benefits
                                   -------------------  ----------------------
                                     1998       1997       1998       1997
                                   ---------  --------  ----------  ----------
                                           (Dollars in Thousands)
   Benefit obligation at
    beginning of year............  $ 515,590  $450,640  $   80,500  $  73,841
   Merger with Atlantic..........    316,700        --     125,300         --
   Service cost..................     20,193    12,779       5,828      2,393
   Interest cost.................     51,721    34,173      15,105      5,547
   Plan participants'
    contributions................         --        --         497        304
   Plan amendments...............    (21,392)       --          --         --
   Actuarial (gain) loss.........     59,046    40,492      (2,863)     4,781
   Special termination benefits..     59,610        --       2,682         --
   Curtailment (gain) loss.......    (10,256)       --       6,614         --
   Settlement (gain) loss........    (45,291)       --       6,457         --
   Benefits paid.................   (197,232)  (22,494)     (7,746)    (6,366)
                                   ---------  --------  ----------  ---------
   Benefit obligation at end of
    year.........................  $ 748,689  $515,590  $  232,374  $  80,500
                                   =========  ========  ==========  =========

Change in Plan Assets

                                                       Other Postretirement
                                   Pension Benefits          Benefits
                                   ------------------  ----------------------
                                     1998      1997       1998        1997
                                   --------  --------  ----------  ----------
                                           (Dollars in Thousands)
   Fair value of assets at
    beginning of year............  $771,257  $676,189  $   48,591  $   36,075
   Merger with Atlantic..........   260,200        --      19,700          --
   Actual return on plan assets..   117,249   117,562       6,263       9,984
   Employer contributions........        --        --      27,859       8,594
   Plan participant
    contributions................        --        --         497         304
   Benefits paid.................  (197,232)  (22,494)     (7,746)     (6,366)
                                   --------  --------  ----------  ----------
   Fair value of assets at end of
    year.........................  $951,474  $771,257  $   95,164  $   48,591
                                   ========  ========  ==========  ==========

Reconciliation of Funded Status of the Plans

                                                        Other Postretirement
                                    Pension Benefits          Benefits
                                    ------------------  ----------------------
                                      1998      1997       1998       1997
                                    --------  --------  ----------  ----------
                                            (Dollars in Thousands)
   Funded status at end of year.... $202,785  $255,667  $ (137,210) $ (31,909)
   Unrecognized net actuarial
    (gain)......................... (173,243) (205,732)     (9,094)   (18,238)
   Unrecognized prior service
    cost...........................    2,361    26,945         248        317
   Unrecognized net transition
    (asset) obligation.............  (15,773)  (23,199)     43,787     54,259
                                    --------  --------  ----------  ---------
   Net amount recognized at end of
    year........................... $ 16,130  $ 53,681  $ (102,269) $   4,429
                                    ========  ========  ==========  =========

  Based on fair values as of December 31, 1998, the pension plan assets were comprised of publicly traded equity securities ($637.5 million or 67%) and fixed income obligations ($314.0 million or 33%). Based on fair values as of December 31, 1998, the other postretirement benefit plan assets included eq-uity securities ($43.4 million or 46%) and fixed income obligations ($51.8 million or 54%).

Components of Net Periodic Benefit Cost

                                                         Other Postretirement
                               Pension Benefits                Benefits
                          ----------------------------  -------------------------
                            1998      1997      1996     1998     1997     1996
                          --------  --------  --------  -------  -------  -------
                                        (Dollars in Thousands)
Service cost............  $ 18,933  $ 12,779  $ 13,172  $ 5,221  $ 2,393  $ 2,512
Interest cost...........    48,291    34,173    32,531   13,636    5,547    5,213
Expected return on
 assets.................   (81,259)  (60,020)  (54,485)  (4,845)  (2,580)  (1,722)
Amortization of:
 Transition obligation
  (asset)...............    (2,764)   (3,314)   (3,314)   3,244    3,617    3,617
 Prior service cost.....     1,911     2,035     2,048       50       53       53
 Actuarial (gain).......    (9,165)   (7,814)   (4,573)    (567)    (712)    (500)
                          --------  --------  --------  -------  -------  -------
  Benefit cost before
   items below..........  $(24,053) $(22,161) $(14,621) $16,739  $ 8,318  $ 9,173
Special termination
 benefits...............    59,610        --        --    2,682       --       --
Curtailment (gain)
 loss...................   (10,256)       --        --    6,614       --       --
Settlement (gain) loss..   (45,291)       --        --    6,457       --       --
                          --------  --------  --------  -------  -------  -------
Total net periodic
 benefit cost...........  $(19,990) $(22,161) $(14,621) $32,492  $ 8,318  $ 9,173
                          ========  ========  ========  =======  =======  =======
Portion of net periodic
 benefit cost included
 in results of
 operations.............  $(22,258) $(16,621) $(10,966) $20,440  $ 6,239  $ 6,880
                          ========  ========  ========  =======  =======  =======

  The special termination benefits and curtailment and settlement gains and losses shown above for 1998 resulted from Merger-related employee separation programs discussed in Note 5 to the Consolidated Financial Statements.

  Effective January 1, 1999, Conectiv adopted a "cash balance" pension plan for covered employees. Conectiv will make contributions, which vary based on a covered employee's age and years of service, to individual employee accounts provided for under the plan. The "cash balance" of each employee's account in-creases based on Conectiv's contributions and interest income credited to the accounts. The aggregate of the employee's accounts will be Conectiv's pension obligation.

  Conectiv also maintains 401(k) savings plans for covered employees. Conectiv contributes to the plan, in the form of Conectiv stock, at varying levels up to $0.50 for each dollar contributed by employees, for up to 6% of employee base pay. The amount expensed for Conectiv's matching contributions was $4.9 million in 1998, $3.0 million in 1997, and $2.4 million in 1996.

18. SALEM NUCLEAR GENERATING STATION

  Conectiv, through DPL and ACE, owns 14.82% of Salem, which consists of two pressurized water nuclear reactors operated by Public Service Electric & Gas Company (PSE&G). Salem Units 1 and 2 were removed from operation by PSE&G in the second quarter of 1995 due to operational problems, and maintenance and safety concerns. After receiving NRC authorization, PSE&G returned Unit 2 to service on August 30, 1997, and Unit 1 to service on April 17, 1998. The net increase in fuel expenses due to unrecovered replacement power and other costs, net of the benefit of lawsuit settlement proceeds received in 1997, was $3.1 million in 1998, $3.1 million in 1997, and $10.1 million in 1996. The Sa-lem outages also caused increases in operation and maintenance costs of ap-proximately $4 million in 1997 and $9 million in 1996.

  As previously reported, on February 27, 1996, the co-owners of Salem, in-cluding DPL and ACE, filed a complaint in the United States District Court for New Jersey against Westinghouse Electric Corporation (Westinghouse), the de-signer and manufacturer of the Salem steam generators. The complaint, which sought to recover from Westinghouse the costs associated with and resulting from the cracks discovered in Salem's steam generators and with replacing such steam generators, alleged violations of federal and New Jersey Racketeer In-fluenced and Corrupt Organizations Acts, fraud, negligent misrepresentation and breach of contract. On November 4, 1998, the Court granted Westinghouse's motion for summary judgment with regard to the federal Racketeer Influenced and Corrupt Organizations Act claim, and dismissed the remaining state law claims without prejudice. On November 18, 1998, the co-owners re-filed their state law claims against Westinghouse in the Superior Court of New Jersey. The co-owners also filed an appeal of the District Court's dismissal with the United States Court of Appeals for the Third Circuit.

19. CONTINGENCIES

Environmental Matters

  Conectiv's subsidiaries are subject to regulation with respect to the envi-ronmental effects of their operations, including air and water quality con-trol, solid and hazardous waste disposal, and limitations on land use by vari-ous federal, regional, state, and local authorities. Federal and state stat-utes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practic-es. Conectiv's current liabilities include $3.0 million and $2.0 million as of December 31, 1998, and 1997, respectively, for potential clean-up and other costs related to sites at which a Conectiv subsidiary is a potentially respon-sible party or alleged to be a third party contributor. Conectiv does not ex-pect such future costs to have a material effect on its financial position or results of operations.

Nuclear Insurance

  In conjunction with DPL and ACE's ownership interests in Peach Bottom, Sa-lem, and Hope Creek , they could be assessed for a portion of any third-party claims associated with an incident at any commercial nuclear power plant in the United States. Under the provisions of the Price Anderson Act, if third-party claims relating to such an incident exceed $200 million (the amount of primary insurance), they could be assessed up to $57.0 million on an aggregate basis for such third-party claims. In addition, Congress could impose a reve-nue-raising measure on the nuclear industry to pay such claims.

  The co-owners of Peach Bottom, Salem, and Hope Creek maintain property in-surance coverage of approximately $2.8 billion for each unit for loss or dam-age to the units, including coverage for decontamination expense and premature decommissioning. In addition, Conectiv is a member of an industry mutual in-surance company, which provides replacement power cost coverage in the event of a major accidental outage at a nuclear power plant. Under these coverages, Conectiv is subject to potential retrospective loss experience assessments of up to $9.4 million on an aggregate basis.

20. BUSINESS SEGMENTS

  The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In ac-cordance with SFAS No. 131, Conectiv's business segments were determined from Conectiv's internal organization and management reporting, which are based primarily on differences in products and services. Conectiv's business seg-ments under SFAS No. 131 are as follows: Generation--produces electricity and operates power plants; Merchant--purchases and sells bulk energy; Power Deliv-ery--delivers electricity and gas to customers at regulated prices over trans-mission and distribution systems; Other--includes HVAC, plumbing, telephone and other services provided to homes and businesses; thermal heating and cool-ing systems for large commercial and industrial customers; and various other businesses which are not subject to price regulation. All revenues of Conectiv's business segments are from customers located in the United States. Also, all assets of Conectiv's business segments are located in the United States. Segment information for 1997 and 1996 has been restated to conform with the current presentation.

  Billings to electric and gas customers under regulated tariffs include amounts for services provided by the Generation, Merchant, and Power Delivery business segments. These revenues are allocated directly to the

Generation, Merchant, and Power Delivery business segments based on the cost of services provided. The Merchant business segment's revenues also include revenues from bulk energy sales to off-system customers in markets not subject to price regulation.

  The services provided by one business segment to another business segment are recorded as a transfer of costs, based on the fully-distributed cost of the service provided. Common services which are shared by the business units (shared services) are assigned directly or allocated based on various cost causative factors, depending on the nature of the service provided. The depre-ciation associated with shared services' assets is allocated to the business segments; however, the assets and related capital expenditures are not allo-cated.

  The business segments' operating results are evaluated based on a profit measure called "contribution to corporate," which is equal to operating reve-nues and other income less operating expenses, excluding corporate expenses. Contribution to corporate for 1998 includes the January and February 1998 op-erating results of the former Atlantic-owned companies and excludes Merger-re-lated costs. Contribution to corporate in 1997 excludes the gain on the sale of the Pine Grove landfill and its related waste-hauling company.

  For internal management reporting purposes, Investments and Property, Plant and Equipment are assigned to business segments, but Current Assets and De-ferred Charges and Other Assets are not.

                                                                                      As of
                                                                                  December 31,
                                   Year Ended December 31, 1998                       1998
                         ------------------------------------------------------  ---------------
                                                                                 Investments and
                                                     Contribution    Capital     Property, Plant
Business Segments         Revenues     Depreciation  to Corporate  Expenditures    & Equipment
-----------------        ----------    ------------  ------------  ------------  ---------------
                                              (Dollars in Thousands)
Energy:
  Generation............ $  917,636      $127,536      $316,184      $ 40,845      $1,976,335
  Merchant..............  1,473,513           267         3,703            --           9,621
Power Delivery..........    666,163        88,612       319,860       102,651       2,139,111
All Other...............    169,764         8,039       (47,189)       41,097         428,637
                         ----------      --------      --------      --------      ----------
                         $3,227,076(1)   $224,454(2)   $592,558(3)   $184,593(4)   $4,553,704(5)
                         ==========      ========      ========      ========      ==========

--------
(1) Includes $155,470 of revenues for January to February 1998 of the formerly Atlantic-owned companies which are excluded from consolidated revenues of $3,071,606.
(2) Includes $14,629 of depreciation for January to February 1998 of the for-merly Atlantic-owned companies which is excluded from consolidated depre-ciation expense of $241,420. Excludes $6,174 of goodwill amortization pur-suant to the Merger and $25,421 of depreciation classified in business segment operating expenses which are included in consolidated depreciation expense.
(3) The following items are subtracted from contribution to corporate to ar-rive at consolidated income before income taxes: $20,914 for the January to February 1998 contribution to corporate of the formerly Atlantic-owned companies; $27,704 of employee separation and other Merger-related costs; $124,704 of corporate expenses; $6,174 of goodwill amortization associated with the Merger; and $154,044 of interest expense and preferred dividends deducted after contribution to corporate.
(4) Consolidated capital expenditures of $224,831 include $53,862 of shared services' capital expenditures which are excluded above and exclude $13,624 of January to February 1998 capital expenditures of the formerly Atlantic-owned companies which are included above.
(5) Excludes $314,361 of shared services' property, plant & equipment and cer-tain investments, all Current Assets ($723,872), and all Deferred Charges and Other Assets ($495,737) which are included in total consolidated as-sets of $6,087,674. Amounts invested in equity method investees as of De-cember 31, 1998 were $27,004 by Generation, $5,353 by Merchant, and $47,448 by All Other business segments.

                                                                                   As of
                                                                               December 31,
                                   Year Ended December 31, 1997                    1997
                         ---------------------------------------------------  ---------------
                                                                              Investments and
                                                  Contribution    Capital     Property, Plant
Business Segments         Revenues  Depreciation  to Corporate  Expenditures    & Equipment
-----------------        ---------- ------------  ------------  ------------  ---------------
                                              (Dollars in Thousands)
Energy:
  Generation............ $  527,998   $ 63,554      $144,765      $ 27,579      $  968,115
  Merchant..............    426,848         --         3,046            --           1,782
Power Delivery..........    351,454     49,292       167,763        76,581       1,145,872
All Other...............    109,067      8,148       (18,898)       41,980         130,973
                         ----------   --------      --------      --------      ----------
                         $1,415,367   $120,994(1)   $296,676(2)   $146,140(3)   $2,246,742(4)
                         ==========   ========      ========      ========      ==========

--------
(1) Excludes $15,346 of depreciation expense classified in business segment operating expenses which is included in total consolidated depreciation expense of $136,340.
(2) Excludes the following items which are reflected in consolidated income before income taxes of $173,373: $55,633 of corporate expenses; a $22,910 pre-tax gain on the sale of the Pine Grove landfill and waste-hauling com-pany; $80,402 of interest expense; and $10,178 of preferred stock divi-dends.
(3) Excludes $10,668 of shared services' capital expenditures included in con-solidated capital expenditures of $156,808.
(4) Excludes $181,435 of shared services' property, plant & equipment and cer-tain investments, all Current Assets ($340,891), and all Deferred Charges and Other Assets ($246,413) which are included in total consolidated as-sets of $3,015,481.


                                                                                   As of
                                                                               December 31,
                                   Year Ended December 31, 1996                    1996
                         ---------------------------------------------------  ---------------
                                                                              Investments and
                                                  Contribution    Capital     Property, Plant
Business Segments         Revenues  Depreciation  to Corporate  Expenditures    & Equipment
-----------------        ---------- ------------  ------------  ------------  ---------------
                                              (Dollars in Thousands)
Energy:
  Generation............ $  528,998   $ 58,522      $144,646      $ 50,504      $  981,629
  Merchant..............    242,652         --            --            --              --
Power Delivery..........    351,012     50,612       170,242        78,033       1,140,864
All Other...............     46,002      4,826         6,142        10,252          97,323
                         ----------   --------      --------      --------      ----------
                         $1,168,664   $113,960(1)   $321,030(2)   $138,789(3)   $2,219,816(4)
                         ==========   ========      ========      ========      ==========

--------
(1) Excludes $14,611 of depreciation expense classified in business segment operating expenses which is included in total consolidated depreciation expense of $128,571.
(2) Excludes the following items which are reflected in consolidated income before income taxes of $185,591: $54,797 of corporate expenses; $70,316 of interest expense; and $10,326 of preferred stock dividends.
(3) Excludes $26,806 of shared services' capital expenditures included in con-solidated capital expenditures of $165,595.
(4) Excludes $190,543 of shared services' property, plant & equipment and cer-tain investments, all Current Assets ($308,200), and all Deferred Charges and Other Assets ($213,296) which are included in total consolidated as-sets of $2,931,855.

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The quarterly data presented below reflect all adjustments necessary in the opinion of Conectiv management for a fair presentation of the interim results. Quarterly data normally vary seasonally because of temperature variations, differences between summer and winter rates, the timing of rate orders, and the scheduled downtime and maintenance of electric generating units.

                                                      Earnings per Earnings per
                       Operating  Operating   Net        Common      Class A
   Quarter Ended        Revenue    Income    Income     Share(1)     Share(2)
   -------------       ---------- --------- --------  ------------ ------------
                                       (Dollars in Thousands)
   1998
     March 31......... $  503,591 $ 22,163  $ (3,978)    $(0.06)      $0.02
     June 30..........    684,039  109,429    39,344       0.37        0.31
     September 30.....  1,012,479  200,755    93,668       0.83        1.44
     December 31......    871,497   54,568    24,167       0.24        0.04
                       ---------- --------  --------     ------       -----
                       $3,071,606 $386,915  $153,201     $ 1.50       $1.82
                       ========== ========  ========     ======       =====
   1997
     March 31......... $  346,079 $ 63,150  $ 24,578     $ 0.40          --
     June 30..........    310,968   51,376    16,913       0.28          --
     September 30.....    400,502   85,509    38,319       0.63          --
     December 31......    357,818   26,259    21,408       0.35          --
                       ---------- --------  --------     ------       -----
                       $1,415,367 $226,294  $101,218     $ 1.66          --
                       ========== ========  ========     ======       =====

--------
(1) The total of 1998 quarterly earnings per share does not equal annual earn-ings per share for 1998 due to different amounts for average quarterly common shares outstanding. Average Conectiv common shares outstanding by quarter in 1998 were as follows: first quarter-- 74,684,396; second quar-ter--101,063,174; third quarter--101,011,261; and fourth quarter-- 100,591,529.
(2) Due to rounding, the sum of the quarterly earnings per share does not equal the annual earnings per share.

  Employee separation programs for DPL employees and other Merger-related costs expensed in 1998 (as discussed in Note 5 to the Consolidated Financial Statements) had the effects shown below on 1998 quarterly operating results.

                                                                    Earnings Per
                                                  Operating  Net       Common
     Quarter Ended                                 Income   Income    Share(*)
     -------------                                --------- ------  ------------
                                                    (Dollars in
                                                     millions)
     March 31....................................  $(40.6)  $(24.6)    $(0.33)
     June 30.....................................    14.3      8.6       0.09
     September 30................................    (0.7)    (0.4)        --
     December 31.................................    (0.7)    (0.4)        --
                                                   ------   ------     ------
                                                   $(27.7)  $(16.8)    $(0.18)
                                                   ======   ======     ======

--------
*  See note 1 above.

  As discussed in Note 7 to the Consolidated Financial Statements, in the fourth quarter of 1997, net income was increased by $13.7 million ($0.22 per average common share) due to the sale of the Pine Grove Landfill and its re-lated waste-hauling company.

22. JOINTLY OWNED PLANT

Conectiv's Consolidated Balance Sheets include its proportionate share of as-sets and liabilities related to jointly owned plant. Conectiv's share of oper-ating and maintenance expenses of the jointly owned plant is included in the corresponding expenses in the Consolidated Statements of Income. Conectiv is responsible for providing its share of financing for the jointly owned facili-ties. Information with respect to Conectiv's share of jointly owned plant as of December 31, 1998 was as follows:

                                       Megawatt                          Construction
                            Ownership Capability  Plant in  Accumulated    Work in
                              Share     Owned     Service   Depreciation   Progress
                            --------- ---------- ---------- ------------ ------------
                                             (Dollars in Thousands)
   Nuclear
     Peach Bottom..........    15.02%   328 MW   $  271,819  $125,728*     $26,987
     Salem.................    14.82%   328 MW      492,723   179,145*      12,310
     Hope Creek............     5.00%    52 MW      241,062    82,854*       1,251
   Coal-Fired
     Keystone..............     6.17%   105 MW       34,421     13,060         122
     Conemaugh.............     7.55%   128 MW       67,163     20,020         701
   Transmission
    Facilities.............  Various                  4,567      2,407          --
   Other Facilities........  Various                  2,159        295       4,340
                                                 ----------  ---------     -------
   Total...................                      $1,113,914  $ 423,509     $45,711
                                                 ==========  =========     =======

--------
*  Excludes nuclear decommissioning reserve.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  "Proposal No. 1--Election of Directors" is incorporated by reference herein from the Definitive Proxy Statement which was filed with the SEC on February 24, 1999.

  Information about Conectiv's executive officers is included under Item 1.

  Information about late filings of Form 3, Initial Statement of Beneficial Ownership of Securities, is incorporated by reference herein from the "Section 16(a) Beneficial Ownership Compliance" section of the Definitive Proxy State-ment which was filed with the SEC on February 24, 1999.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 11 of Form 10-K is incorporated herein by reference from Conectiv's Definitive Proxy Statement, which was filed with the SEC on February 24, 1999, except that the Report of the Compensation Committee and the Stock Performance Chart are specifically excluded.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 of Form 10-K is set forth under the headings "Security Ownership of Directors and Executive Officers" and "Secu-rity Ownership of Certain Beneficial Owners" in the Definitive Proxy Statement which was filed with the SEC on February 24, 1999, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 of Form 10-K is set forth under the heading "Personnel & Compensation Committee Interlocks and Insider Participa-tion" in the Definitive Proxy Statement which was filed with the SEC on Febru-ary 24, 1999, and is incorporated herein by reference.

                                     III-1

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

  1. Financial Statements--The following financial statements are contained in
Item 8 of Part II.

                                                                       Page No.
                                                                       --------
Report of Independent Accountants                                       II-17
Consolidated Statements of Income for the years ended December 31,
 1998, 1997, and 1996                                                   II-18
Consolidated Balance Sheets as of December 31, 1998 and 1997            II-19
Consolidated Statements of Cash Flows for the years ended December
 31, 1998, 1997, and 1996                                               II-21
Consolidated Statements of Changes in Common Stockholders' Equity for
 the years ended December 31, 1998, 1997, and 1996.                     II-22
Notes to Consolidated Financial Statements                              II-23

  2. Financial Statement Schedules--No financial statement schedules have been filed since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is in-cluded in the respective financial statements or the notes thereto.

  3. Schedule of Operating Statistics for the three years ended December 31, 1998 can be found on pages IV-3 and IV-4 of this report.

  4. Exhibits

Exhibit Number
------

2 Amended and Restated Agreement and Plan of Merger, dated as of Decem-ber 26, 1996 between DPL, Atlantic Energy, Inc., Conectiv and DS Sub, Inc. (Filed with Registration Statement No. 333-18843.)

3-A Restated Certificate of Incorporation of Conectiv, filed with Delaware Secretary of State, effective as of March 2, 1998(filed with Conectiv's Current Report on Form 8-K dated March 6, 1998)

3-B Certificate to change name from Conectiv, Inc. to Conectiv filed with the Delaware Secretary of State pursuant to Section 102(a) of the Del-aware General Corporation Law(filed with Conectiv's Current Report on Form 8-K dated March 6, 1998)

3-C Certificate of Merger of Atlantic Energy, Inc. with and into Conectiv, Inc., filed with the Delaware Secretary of State, effective as of March 1, 1998 (filed with Conectiv's Current Report on Form 8-K dated March 6, 1998)

3-D Certificate of Merger of Atlantic Energy, Inc. with and into Conectiv, Inc. filed with the New Jersey Secretary of State, effective as of March 1, 1998 (filed with Conectiv's Current Report on Form 8-K dated March 6, 1998)

3-E Certificate of Merger of DS Sub, Inc., a Delaware Corporation with and into Delmarva Power & Light Company, filed with the Delaware Secretary of State, effective as of March 1, 1998 (filed with Conectiv's Current Report on Form 8-K dated March 6, 1998)

3-F Certificate of Merger of DS Sub, Inc., a Delaware Corporation with and into Delmarva Power & Light Company, effective as of March 1, 1998, filed with the Virginia State Corporation Commission, effective as of March 1, 1998 (filed with Conectiv's Current Report on Form 8-K dated March 6, 1998)

3-G     Conectiv's By-Laws as amended February 16, 1999, filed herewith

10-A Conectiv Incentive Compensation Plan (filed with Conectiv, Inc. Regis-tration Statement No. 333-18843)

10-B Conectiv Deferred Compensation Plan, effective January 1, 1999, filed herewith

10-C Change-in-Control Severance Agreement between Conectiv and certain ex-ecutive employees, filed herewith

10-D Change-in-Control Severance Agreement between Conectiv and certain se-lect employees, filed herewith

12      Computation of ratio of earnings to fixed charges

21 Subsidiaries of the registrant (filed with Form U5A, Notification of Registration, on March 30, 1998).

23      Consent of Independent Public Accountants

27      Financial Data Schedule

(b)     Reports on Form 8-K

  On November 2, 1998, Conectiv filed a Report on Form 8-K under Item 5, Other Events, and Item 7, Financial Statements and Exhibits, concerning its press release on third quarter 1998 earnings results.

  On December 8, 1998, Conectiv filed a report on Form 8-K under Item 5, Other Events, regarding proposed legislation for restructuring the electric utility industry in New Jersey.

  On January 26, 1999, Conectiv filed a Report on Form 8-K under Item 5, Other Events, concerning proposed legislation to restructure the electric utility industry in Delaware.

  On February 17, 1999, Conectiv filed a report on Form 8-K under Item 5, Other Events, regarding the New Jersey Electric Discount and Energy Competi-tion Act.

                                    CONECTIV

                        SCHEDULE OF OPERATING STATISTICS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

  The table below sets forth selected financial and operating statistics for Conectiv's electric and gas businesses for the three years ended December 31, 1998.

                                              1998         1997         1996
                                           -----------  -----------  -----------
ELECTRIC:
  Electricity generated and purchased
   (MWH):
    Generated.............................  14,365,717    9,067,236   10,307,299
    Purchased.............................   9,696,026    5,908,796    6,195,720
    Interchange deliveries................  (1,982,999)  (1,078,471)  (2,855,109)
                                           -----------  -----------  -----------
      Total system output for load........  22,078,744   13,897,561   13,647,910
      Nonregulated purchases..............   7,324,399    4,201,619           --
                                           -----------  -----------  -----------
    Total output..........................  29,403,143   18,099,180   13,647,910
                                           ===========  ===========  ===========
  Electric sales (MWH):
    Residential...........................   7,118,304    4,097,773    4,262,710
    Commercial............................   7,460,504    4,091,636    4,018,120
    Industrial............................   4,761,578    3,598,006    3,331,175
    Resale................................   1,236,489    1,335,226    1,333,268
    Other sales(1)........................     121,025      109,124      (19,557)
                                           -----------  -----------  -----------
      Total service territory sales.......  20,697,900   13,231,765   12,925,716
    Merchant sales(2).....................   7,977,418    4,201,619           --
                                           -----------  -----------  -----------
      Total sales excluding interchange...  28,675,318   17,433,384   12,925,716
    Losses and miscellaneous system uses..     727,825      665,796      722,194
                                           -----------  -----------  -----------
      Total disposition of energy.........  29,403,143   18,099,180   13,647,910
                                           ===========  ===========  ===========
  Operating revenue (thousands):
    Residential........................... $   741,798  $   377,528  $   378,520
    Commercial............................     627,995      299,649      286,438
    Industrial............................     261,559      173,413      156,329
    Resale................................      68,412       68,315       65,989
    Miscellaneous revenues(3).............      57,559       34,451       24,344
                                           -----------  -----------  -----------
      Total service territory.............   1,757,323      953,356      911,620
    Interchange deliveries................     161,235       36,430       75,301
    Merchant revenues(2)..................     285,190      102,358           --
                                           -----------  -----------  -----------
      Total revenues...................... $ 2,203,748  $ 1,092,144  $   986,921
                                           ===========  ===========  ===========
  Number of customers (end of period):
    Residential...........................     832,256      396,798      391,611
    Commercial............................     108,953       50,216       49,165
    Industrial............................       1,660          672          683
    Resale................................          12           12           12
    Other.................................       1,169          624          645
                                           -----------  -----------  -----------
      Total customers(4)..................     944,050      448,322      442,116
                                           ===========  ===========  ===========

                                    CONECTIV

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                       1998     1997     1996
                                                     -------- -------- --------
GAS:
  Gas sales and gas transported (Mcf):
    Residential.....................................    6,812    7,844    8,692
    Commercial......................................    4,705    5,313    5,724
    Industrial......................................    2,751    2,772    2,696
    Interruptible, transportation and other.........    7,319    6,926    5,312
                                                     -------- -------- --------
      Total service territory.......................   21,587   22,855   22,424
    Merchant sales..................................  156,741   27,216    1,733
                                                     -------- -------- --------
      Total.........................................  178,328   50,071   24,157
                                                     ======== ======== ========
  Operating revenue (thousands):
    Residential..................................... $ 57,809 $ 63,937 $ 60,017
    Commercial......................................   31,954   34,895   32,191
    Industrial......................................   11,311   12,582   12,349
    Interruptible, transportation and other.........    6,113    5,776    5,085
                                                     -------- -------- --------
      Total service territory.......................  107,187  117,190  109,642
    Merchant revenues...............................  427,895   86,867    4,642
                                                     -------- -------- --------
      Total......................................... $535,082 $204,057 $114,284
                                                     ======== ======== ========
  Number of customers (end of period):
    Residential.....................................   97,558   95,295   93,149
    Commercial......................................    7,975    7,793    7,615
    Industrial......................................      123      128      139
    Interruptible, transportation and other.........       --       --        1
                                                     -------- -------- --------
      Total customers(4)............................  105,656  103,216  100,904
                                                     ======== ======== ========

--------
(1)Includes unbilled sales.
(2)Offsystem, competitive sales and other services.
(3)Includes unbilled revenues and other miscellaneous revenues.
(4)Service territory only.

                                   Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1999.

                                         Conectiv (Registrant)

                                                  /s/ John C. van Roden
                                         By: __________________________________
                                              John C. van Roden Senior Vice
                                              President and Chief Financial
                                                         Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this re-port has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 26, 1999.

             Signature                                 Title

       /s/ Howard E. Cosgrove                Chairman of the Board and
____________________________________          Chief Executive Officer
        (Howard E. Cosgrove)

       /s/ John C. van Roden                 Senior Vice President and
____________________________________          Chief Financial Officer
        (John C. van Roden)

         /s/ James P. Lavin                  Controller and Chief
____________________________________          Accounting Officer
          (James P. Lavin)

     /s/ Michael G. Abercrombie              Director
____________________________________
      (Michael G. Abercrombie)

      /s/ R. Franklin Balotti                Director
____________________________________
       (R. Franklin Balotti)

        /s/ Robert D. Burris                 Director
____________________________________
         (Robert D. Burris)

      /s/ Audrey K. Doberstein               Director
____________________________________
       (Audrey K. Doberstein)

        /s/ Michael B. Emery                 Director
____________________________________
         (Michael B. Emery)

       /s/ Jerrold L. Jacobs                 Director
____________________________________
        (Jerrold L. Jacobs)

       /s/ Richard B. McGlynn                Director
____________________________________
        (Richard B. McGlynn)

       /s/ Weston E. Nellius                 Director
____________________________________
        (Weston E. Nellius)

       /s/ Harold J. Raveche                 Director
____________________________________
        (Harold J. Raveche)