Form 10-Q
period 1999-03-31
CONECTIV INC
filed 1999-05-10
CIK 1029590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

OR
--

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

Commission file number   1-13895

                                   CONECTIV
                                   --------
            (Exact name of registrant as specified in its charter)

          Delaware                                               51-0377417
  ------------------------                                       ----------
  (State of incorporation)                                   (I.R.S. Employer
                                                             Identification No.)

  800 King Street, P.O. Box 231, Wilmington, Delaware               19899
  ---------------------------------------------------               -----
    (Address of principal executive offices)                      (Zip Code)

  Registrant's telephone number, including area code             302-429-3114
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

                        Yes   X   No
                             ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                    Shares Outstanding at April 30, 1999
  -------------------------------------  ------------------------------------
  Common Stock, $0.01 par value                       100,589,287
  Class A Common Stock, $0.01 par value                 6,560,612

                                    Conectiv
                                    --------

                               Table of Contents
                               -----------------


                                                                Page
                                                                ----

Part I.   Financial Information:

            Consolidated Statements of Income for the three
            months ended March 31, 1999, and 1998............      1

            Consolidated Balance Sheets as of March 31, 1999
            and December 31, 1998............................    2-3

            Consolidated Statements of Cash Flows for the
            three months ended March 31, 1999, and 1998......      4

            Notes to Consolidated Financial Statements.......   5-12

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............  13-25

Part II.  Other Information and Signature....................  26-27

                          PART I. FINANCIAL INFORMATION

                                    CONECTIV
                                    --------
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                             1999        1998
                                                          ---------   ---------
OPERATING REVENUES
  Electric                                                $ 563,313   $ 354,128
  Gas                                                       291,850     115,785
  Other services                                             91,422      33,678
                                                          ---------   ---------
                                                            946,585     503,591
                                                          ---------   ---------
OPERATING EXPENSES
  Electric fuel and purchased energy                        228,553     135,659
  Gas purchased                                             271,613      98,628
  Other services' cost of sales                              73,933      23,688
  Purchased electric capacity                                50,061      22,538
  Employee separation and other merger-related costs             --      40,623
  Operation and maintenance                                 134,251     103,536
  Depreciation                                               66,883      43,891
  Taxes other than income taxes                              18,753      12,865
                                                          ---------   ---------
                                                            844,047     481,428
                                                          ---------   ---------
OPERATING INCOME                                            102,538      22,163
                                                          ---------   ---------
OTHER INCOME
  Allowance for equity funds used during construction           736         332
  Other income                                               22,377       2,515
                                                          ---------   ---------
                                                             23,113       2,847
                                                          ---------   ---------
INTEREST EXPENSE
  Interest charges                                           40,260      26,355
  Allowance for borrowed funds used during construction
   and capitalized interest                                  (1,566)       (764)
                                                          ---------   ---------
                                                             38,694      25,591
                                                          ---------   ---------
PREFERRED STOCK DIVIDEND REQUIREMENTS OF SUBSIDIARIES         4,948       3,323
                                                          ---------   ---------
INCOME / (LOSS) BEFORE INCOME TAXES                          82,009      (3,904)

INCOME TAXES                                                 33,314          74
                                                          ---------   ---------
NET INCOME / (LOSS)                                       $  48,695   $  (3,978)
                                                          =========   =========

EARNINGS / (LOSS) APPLICABLE TO COMMON STOCK
  Common stock                                            $  47,358   $  (4,136)
  Class A common stock                                        1,337         158
                                                          ---------   ---------
                                                          $  48,695   $  (3,978)
                                                          =========   =========
COMMON STOCK
  Average shares outstanding (000)
    Common stock                                            100,532      74,684
    Class A common stock                                      6,561       6,561
  Earnings / (Loss) per average share--basic and diluted
    Common stock                                              $0.47      ($0.06)
    Class A common stock                                      $0.20       $0.02
  Dividends declared per share
    Common stock                                             $0.385      $0.385
    Class A common stock                                      $0.80       $0.80

See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                                   --------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                        March 31,  December 31,
                                                          1999        1998
                                                     ------------  ------------
                                 ASSETS

CURRENT ASSETS
       Cash and cash equivalents                        $ 102,049     $  65,884
       Accounts receivable                                484,073       455,088
       Inventories, at average cost:
          Fuel (coal, oil, and gas)                        51,369        71,701
          Materials and supplies                           81,977        73,047
       Prepaid New Jersey sales and excise taxes              641        20,078
       Other prepayments                                   14,394        17,278
       Deferred income taxes, net                          31,453        20,796
                                                     ------------  ------------
                                                          765,956       723,872
                                                     ------------  ------------
INVESTMENTS
       Investment in leveraged leases                     121,901       122,256
       Funds held by trustee                              165,733       174,509
       Other investments                                  118,019        90,913
                                                     ------------  ------------
                                                          405,653       387,678
                                                     ------------  ------------
PROPERTY, PLANT, and EQUIPMENT
       Electric utility plant                           5,678,398     5,649,827
       Gas utility plant                                  251,670       249,383
       Common utility plant                               179,354       169,883
                                                     ------------  ------------
                                                        6,109,422     6,069,093
       Less:  Accumulated depreciation                  2,553,975     2,499,915
                                                     ------------  ------------
       Net utility plant in service                     3,555,447     3,569,178
       Utility construction work-in-progress              232,046       236,830
       Leased nuclear fuel, at amortized cost              58,885        63,328
       Nonutility property, net                           227,094       208,215
       Goodwill, net                                      401,918       402,836
                                                     ------------  ------------
                                                        4,475,390     4,480,387
                                                     ------------  ------------
DEFERRED CHARGES AND OTHER ASSETS
       Unrecovered purchased power costs                   43,583        48,274
       Deferred recoverable income taxes                  184,340       184,434
       Unrecovered New Jersey state excise tax             33,204        35,594
       Deferred debt refinancing costs                     43,118        44,223
       Deferred other postretirement benefit costs         34,353        34,978
       Prepaid employee benefits costs                     20,534        16,132
       Unamortized debt expense                            27,547        27,375
       License fees                                        24,362        24,706
       Other                                               76,543        80,021
                                                     ------------  ------------
                                                          487,584       495,737
                                                     ------------  ------------
TOTAL ASSETS                                          $ 6,134,583   $ 6,087,674
                                                     ============  ============

See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                                   --------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                            March 31,            December 31,
                                                                                              1999                  1998
                                                                                           ----------            ----------
                     CAPITALIZATION AND LIABILITIES
                     ------------------------------
CURRENT LIABILITIES
       Short-term debt                                                                      $ 374,411             $ 376,061
       Long-term debt due within one year                                                     126,688                80,822
       Variable rate demand bonds                                                             125,100               125,100
       Accounts payable                                                                       226,155               240,775
       Taxes accrued                                                                           69,384                41,299
       Interest accrued                                                                        39,949                37,346
       Dividends payable                                                                       47,437                47,743
       Deferred energy costs                                                                   51,572                15,990
       Current capital lease obligation                                                        28,202                28,314
       Accrued employee separation and
          other merger-related costs                                                            7,468                12,173
       Other                                                                                   63,163                76,168
                                                                                         ------------          ------------
                                                                                            1,159,529             1,081,791
                                                                                         ------------          ------------
DEFERRED CREDITS AND OTHER LIABILITIES
       Other postretirement benefits obligation                                               101,125               102,268
       Deferred income taxes, net                                                             875,618               862,179
       Deferred investment tax credits                                                         78,251                79,525
       Long-term capital lease obligation                                                      32,127                36,603
       Other                                                                                   54,209                50,702
                                                                                         ------------          ------------
                                                                                            1,141,330             1,131,277
                                                                                         ------------          ------------
CAPITALIZATION
       Common stock: $0.01 per share par value;
          150,000,000 shares authorized; shares outstanding--
          100,589,287 in 1999, and 100,516,768 in 1998                                          1,008                 1,007
       Class A common stock, $0.01 par value;
          10,000,000 shares authorized; shares outstanding--
          6,560,612 in 1999, 6,560,612 in 1998                                                     66                    66
       Additional paid-in capital--common stock                                             1,464,599             1,462,675
       Additional paid-in capital--Class A common stock                                       107,095               107,095
       Retained earnings                                                                      281,682               276,939
                                                                                         ------------          ------------
                                                                                            1,854,450             1,847,782
       Treasury shares, at cost:
          186,010 shares in 1999; 185,030 shares in 1998                                       (3,819)               (3,797)
       Unearned compensation                                                                   (2,421)                 (824)
                                                                                         ------------          ------------
          Total common stockholders' equity                                                 1,848,210             1,843,161
       Preferred stock of subsidaries:
          Not subject to mandatory redemption                                                  95,933                95,933
          Subject to mandatory redemption                                                     188,950               188,950
       Long-term debt                                                                       1,700,631             1,746,562
                                                                                         ------------          ------------
                                                                                            3,833,724             3,874,606
                                                                                         ------------          ------------
TOTAL CAPITALIZATION AND LIABILITIES                                                      $ 6,134,583           $ 6,087,674
                                                                                         ============          ============

See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                                   --------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                            --------------------
                                                               1999       1998
                                                            --------- ----------
   CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                      $ 48,695  $  (3,978)
     Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                         72,805     46,356
        Allowance for equity funds used during construction     (736)      (332)
        Investment tax credit adjustments, net                (1,274)      (852)
        Deferred income taxes, net                             2,876      2,169
        Net change in:
           Accounts receivable                               (28,497)     4,003
           Inventories                                        11,467     11,726
           Prepaid New Jersey sales and excise taxes          19,437      1,987
           Accounts payable                                  (14,693)    (4,236)
           Other current assets & liabilities (1)             49,707     45,259
     Gain on sale of nonutility asset                           --       (1,246)
     Other, net                                              (10,801)    (7,740)
                                                           ---------- ----------
     Net cash provided by operating activities               148,986     93,116
                                                           ---------- ----------

   CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of businesses, net of cash acquired          (1,950)    12,264
     Capital expenditures                                    (58,909)   (28,427)
     Investments in partnerships                             (10,292)    (1,919)
     Sale of nonutility asset                                   --        5,617
     Deposits to nuclear decommissioning trust funds          (2,672)    (2,659)
     Decrease in bond proceeds held in trust funds            11,536       --
     Other, net                                                1,600      1,006
                                                           ---------- ----------
     Net cash used by investing activities                   (60,687)   (14,118)
                                                           ---------- ----------

   CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock dividends paid                             (43,723)   (23,606)
     Issuances:        Long-term debt                           --       33,000
                       Common stock                             --           63
     Redemptions:      Long-term debt                           (211)  (158,532)
                       Common stock                              (22)    (1,983)
     Principal portion of capital lease payments              (5,922)    (2,465)
     Net change in short-term debt                            (1,650)   106,625
     Cost of issuances and refinancings                         (606)      (444)
                                                           ---------- ----------
     Net cash used by financing activities                   (52,134)   (47,342)
                                                           ---------- ----------
     Net change in cash and cash equivalents                  36,165     31,656
     Cash and cash equivalents at beginning of period         65,884     35,339
                                                           ---------- ----------
     Cash and cash equivalents at end of period             $102,049  $  66,995
                                                           ========== ==========

     (1) Other than debt and deferred income taxes classified as current.

     See accompanying Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.  Financial Statement Presentation
    --------------------------------

Conectiv's consolidated condensed interim financial statements contained herein include the accounts of Conectiv and its majority-owned subsidiaries and reflect all adjustments necessary in the opinion of management for a fair presentation of interim results. In accordance with regulations of the Securities and Exchange Commission, disclosures which would substantially duplicate the disclosures in Conectiv's 1998 Report on Form 10-K have been omitted. Accordingly, Conectiv's consolidated condensed interim financial statements contained herein should be read in conjunction with Conectiv's 1998 Report on Form 10-K and Part II of this Report on Form 10-Q for additional relevant information.

On March 1, 1998, Conectiv became a holding company that owns Delmarva Power & Light Company (DPL), Atlantic City Electric Company (ACE) and other subsidiaries (the Merger). Under the purchase method of accounting, with DPL as the acquirer of Atlantic Energy, Inc. (Atlantic) and its subsidiaries, the Consolidated Statement of Income for the three months ended March 31, 1998 includes one month of results of operations for ACE and nonutility subsidiaries formerly owned by Atlantic. For additional information about the Merger, see Note 4 to the Consolidated Financial Statements included in Conectiv's 1998 Report on Form 10-
K. See Note 4 to the Consolidated Financial Statements of this report for comparative pro forma information.

2.  Investment Income
    -----------------

ATE Investment, Inc. (ATE), a wholly-owned Conectiv subsidiary, holds a 94% limited partner interest in Enertech Capital Partners, L.P. (Enertech).
Enertech is a venture capital fund which invests in energy-related technology and service companies. Enertech records its investments at fair value and includes gains and losses on changes in the fair value of its investments in income in accordance with industry practice. Conectiv accounts for ATE's investment in Enertech on the equity method of accounting. Conectiv's equity in pre-tax earnings of Enertech for the first quarter of 1999 was $16.0 million ($9.4 million after-income taxes or $0.09 per common share). The pre-tax earnings of $16.0 million are reported as "Other income" within the Consolidated Statement of Income for the first quarter of 1999. Conectiv's equity in earnings of Enertech was not significant in 1998. Due to the nature of Enertech's investments, which include internet service companies, its earnings may be volatile from period to period.

3.  Employee Separation and Other Merger-Related Costs
    --------------------------------------------------

In the first quarter of 1998, enhanced retirement offers and other employee separation programs were utilized to reduce the workforces of DPL, ACE, and other Conectiv subsidiaries. The costs for separated DPL employees and other Merger-related costs expensed in the first quarter of 1998 were $40.6 million before taxes, reducing net income and earnings per common share by $24.6 million and $0.33, respectively. The $40.6 million charge to expense was net of a $32.5 million gain from curtailments and settlements of pension and other postretirement benefits, based on actual settlements through March 31, 1998.

Employee separation, relocation, and other Merger-related costs for Atlantic and its former subsidiaries were capitalized as costs of the Merger.

4.  Pro Forma Information (unaudited)
    ---------------------------------

Actual unadjusted operating results for the first quarter of 1999 and pro forma unaudited financial information for the first quarter of 1998, giving effect to the Merger as if it had occurred on January 1, 1998, are presented below. The first quarter 1998 pro forma information has not been adjusted to exclude the charge to earnings for employee separation and other Merger-related costs incurred by DPL which reduced operating income, net income, earnings applicable to common stock and earnings per average Conectiv common share by $40.6 million, $24.6 million, $24.6 million, and $0.33, respectively. The pro forma information presented below is not necessarily indicative of the results that would have occurred, or that will occur in the future.


                                                      Three Months Ended
                                                           March 31,
(Dollars in Thousands, except                      ------------------------
per share amounts)                                    1999         1998
---------------------------------------------------------------------------
                                                   (Actual)    (Pro Forma)
Operating Revenues                                 $946,585     $668,776
Operating Income                                   $102,538      $43,197
Net Income / (Loss)                                 $48,695      $(1,847)
Earnings / (Loss) Applicable to Common Stock:
 Common stock                                       $47,358      $(2,158)
 Class A common stock                                $1,337         $311
Average common shares outstanding (000)
 Common stock                                       100,532      101,005
 Class A common stock                                 6,561        6,561
Basic and Diluted Earnings / (Loss) per average
share outstanding of:
 Common stock                                         $0.47       $(0.02)
 Class A common stock                                 $0.20        $0.05

5.  Rate Matters
    ------------

The following information updates the disclosures previously made in Note 6, Rate Matters, to Conectiv's Consolidated 1998 Financial Statements included in Conectiv's 1998 Report on Form 10-K.

Asset Impairments and Charges to Earnings

Management has made a preliminary estimate of the amount of stranded costs not expected to be recovered through regulated electricity delivery rates after the restructuring of the electric utility industry in the states in which ACE and DPL operate. The New Jersey, Delaware, and Maryland public utility regulatory commissions are expected to issue restructuring orders for ACE and DPL which specify the amount and timing of stranded cost recovery by the following expected dates: New Jersey--by June 30, 1999; Delaware--by August 31, 1999; Maryland--by October 1, 1999. After the orders are received, the financial impact of the restructurings, including charges to earnings, will be finalized and recorded. When the restructuring orders become effective, the electricity supply businesses of ACE and DPL will no longer be subject to the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The discussion below describes the primary immediate expected effect on the results of operations of discontinuing the application of SFAS No. 71 to these electricity supply businesses.

To estimate the impairment of electric generating plants of DPL and ACE in accordance with generally accepted accounting principles (GAAP), the book value of each generating plant is first compared to the estimated future net operating cash flows of each generating plant. Any electric generating plant with undiscounted future net cash flows less than book value is considered impaired, and the plant's net future cash flows are discounted. The amount by which the book value of the impaired electric generating plants exceeds their discounted cash flows (or other estimate of fair value) is the estimated impairment amount.

DPL has purchased power contracts expected to be uneconomic when customer choice begins, and the stranded cost amount is estimated to be the net present value of the contracts' costs less the forecasted revenues from sales of the purchased power. ACE's purchased power contracts with independent power producers are not expected to result in stranded costs because management expects the New Jersey Board of Public Utilities' (NJBPU) restructuring order will provide for recovery of costs incurred under these contracts.

The total amount that could be charged to earnings, on a consolidated basis, includes (a) the impairment amount for the electric generating plants of DPL and ACE, (b) the stranded cost amount for DPL's purchased power contracts, and (c) regulatory assets of DPL and ACE related to their electric generation businesses. The charge to earnings is reduced by the estimated cost recovery through regulated electricity delivery rates. Based on this methodology, (giving effect to estimated cost recoveries) management currently estimates future charges to earnings, after taxes, as a result of electric utility industry restructuring could be as follows:

DPL                          $300 million to $425 million
ACE                          $ 50 million to $ 75 million
                             ----------------------------
Consolidated Conectiv        $350 million to $500 million
                             ============================

Expected Sales of Electric Generating Plants

Management also expects to sell some or all of the electric generating plants of DPL and ACE. After electric generating plants that are impaired as a result of electric utility industry restructuring are written down to fair value, any sales of the impaired electric generating plants are not expected to result in significant gains or losses. Some of the electric generating plants which are not impaired may be sold at a gain. Under GAAP, the write-down of impaired assets is not reduced by expected future gains on sales of assets which are not impaired by electric utility industry restructuring; the gain on the sale of an asset is recognized when the sale occurs.

Under New Jersey electric utility restructuring legislation, any gains on sales of ACE's electric generating plants reduce stranded cost recovery, which results in no earnings effect when the gain is realized. DPL's agreements with some participants in restructuring proceedings expected to be conducted by the Delaware Public Service Commission (DPSC) and with some of the participants in the proceedings being conducted by the Maryland Public service commission (MPSC) provide that electric rates will not be changed in the event DPL sells or transfers assets. Accordingly, subject to DPSC and MPSC approval of these agreements, the Delaware and Maryland portions of any gains, or losses, realized on the sale of DPL electric generating plants would affect future earnings. There can be no assurances, however, that DPL or ACE will elect or be able to sell any such electric generating plants, or that any gains will be realized from such sales of electric generating plants.

After the sale of electric generating plants is completed, management estimates that the net impact on retained earnings of asset impairments, stranded costs, and asset sales to be a charge of approximately $300 million to $400 million.

New Jersey Electric Utility Restructuring Legislation

As previously reported, the Electric Discount and Energy Competition Act (the New Jersey Act) was signed into law by the Governor of New Jersey on February 9, 1999. The New Jersey Act requires electric utilities to reduce their rates by at least 5% at the start of retail choice (scheduled for August 1, 1999) and by a total of 10% within 36 months of the start of choice. Assuming that the rate reduction had been effective as of January 1, 1998, management estimates that the impact on revenue of ACE from the initial rate reduction of 5% would have been to decrease revenue during the fiscal year ended December 31, 1998 by approximately $38 million.

Settlement discussions in the NJBPU restructuring proceeding for ACE are ongoing.

Delaware Electric Utility Restructuring Legislation

As previously reported, the Delaware General Assembly passed the Electric Utility Restructuring Act of 1999 (the Delaware Act) on March 25, 1999. On March 31, 1999, the Governor of Delaware signed the Delaware Act. Assuming that a 7.5% rate reduction, as required by the Delaware Act, had been effective as of January 1, 1998, management estimates that the impact on revenue of DPL would have been to decrease revenue during the fiscal year ended December 31, 1998 by approximately $17 million. The Delaware Act makes DPL the provider of default service to customers who do not choose an alternative supplier for a period of 3 or 4 years for non-residential and residential customers, respectively. Thereafter, the DPSC may conduct a bidding process to select the default supplier(s) for such customers. The DPSC also has the authority under the Delaware Act to order DPL to divest its generating assets, as a last resort, to remedy any adverse effects of electricity supply market power. The DPSC also is authorized to establish licensing standards for electricity suppliers. Unless DPL asks the DPSC to makes these functions competitive earlier, and the DPSC so orders, metering functions will be performed by DPL for 3 or 4 years after they may choose their electricity suppliers, for non-residential customers and residential customers, respectively. Among other matters, unbundled rates to be charged by DPL during the "rate freeze" periods prescribed by the Delaware Act have been agreed upon by a number of the participants in the restructuring proceeding contemplated by the Delaware Act. Included within the agreement on unbundled rates, which is subject to DPSC approval, DPL would recover $16 million (Delaware retail basis) of stranded costs, and electric rates would not be changed in the event DPL sells or transfers generating assets.

Maryland Electric Utility Restructuring Legislation

On April 2, 1999, the Maryland General Assembly passed the Electric Utility Industry Restructuring Act of 1999 (the Maryland Act). On April 8, 1999, the Governor of Maryland signed the Maryland Act. The major elements of the Maryland Act include the following:

(A) Phase-in of retail choice beginning in July 2000, with full choice for all customers by July 2003;

(B) Rate reductions of 3% to 7.5% for residential customers with rates then held constant for four years;

(C) The deregulation of generating assets sold to a non-affiliate or transferred to an affiliate prior to January 1, 2001;

(D) Recovery of stranded costs and other costs associated with the transition to retail choice through a method to be determined by the Maryland Public Service Commission (MPSC);

(E) Imposition by the MPSC of an environmental surcharge on each kilowatt-hour distributed in Maryland;

(F) The creation of a statewide fund for low-income assistance.

On May 5, 1999, DPL filed a proposed settlement with the MPSC in DPL's pending restructuring proceeding. The proposed settlement is with some parties, including the MPSC Staff and the Office of People's Counsel, but not all parties to the proceeding. Included in the proposed settlement are the following provisions: (i) effective July 1, 2000, all of DPL's Maryland-retail customers will be eligible to select an alternative electricity supplier; (ii) for a period of at least 3 years thereafter, DPL will remain the supplier of "standard offer service" for customers who do not select an alternative electricity supplier; (iii) agreed-upon unbundled rates (including nuclear decommissioning costs and funding for low income energy assistance programs at an estimated level of between $2 and $3 million per year); (iv) the deregulation of DPL's generating facilities, such that electric rates would not be changed in the event DPL sells or transfers generating assets (v) authorization to transfer DPL generating assets to one or more affiliates at net book value; (vi) the recovery of an estimated $8 million (Maryland retail basis) in stranded costs from non-residential customers; (vii) a 7.5% reduction in residential rates effective July 1, 2000 (representing a revenue reduction of approximately $12.5 million, assuming fiscal year 1998 sales and revenue levels; and (viii) effective July 1, 2000, "rate freezes" for 4 years for residential customers and 3 years for non-residential customers, subject to certain adjustments. In addition, under the proposed settlement, effective July 1, 2000, DPL customers with loads in excess of 300 kilowatts (kW) may elect to have meters installed and read by an alternative supplier. Prior to that date, another MPSC proceeding will be initiated to determine the level of and recovery mechanism for any DPL stranded metering costs. Other DPL customers will be eligible for competitive metering on April 1, 2002 as set forth in the Maryland Act.

The MPSC is expected to issue an order with respect to the proposed settlement by October 1, 1999.

Virginia Electric Utility Industry Restructuring Legislation

As previously reported, electric utility restructuring legislation was introduced in the Virginia General Assembly on January 21, 1999. The Virginia General Assembly passed the Virginia Electric Utility Restructuring Act (the Virginia Act) on March 25, 1999. On March 29, 1999, the Governor of Virginia signed the Virginia Act.

6.  Conectiv Class A Common Stock
    -----------------------------

Earnings applicable to Conectiv Class A common stock are equal to 30% of the net of (1) earnings attributable to ACE's regulated electric utility business, as the business existed on August 9, 1996, less (2) $40 million per year. Earnings applicable to Conectiv common stock are the consolidated earnings of Conectiv less earnings applicable to Conectiv Class A common stock.

Summarized ACE financial information and the calculation of earnings applicable to Conectiv Class A common stock are presented below and on the following page. Under purchase method accounting, the Consolidated Conectiv Statement of Income for the three months ended March 31, 1998 includes ACE's operating results for the month of March 1998.

 Summarized Financial Information of Atlantic City Electric Company
 ------------------------------------------------------------------
 (Dollars in Thousands)(unaudited)

                                           Three Months
                                               Ended           One Month
  Income Statement Information            March 31, 1999       March 1998
  ----------------------------            --------------       ------------
  Operating revenues                         $243,438            $75,708
  Operating income (loss) (1)                 $38,034           $(39,590)
  Net income (loss) (1)                       $14,558           $(27,380)

                                                               December 31,
  Balance Sheet Information               March 31, 1999          1998
  -------------------------               --------------       ------------
  Current assets                              $266,679            $236,177
  Noncurrent assets                          2,104,451           2,131,045
                                          --------------       ------------
  Total assets                              $2,371,130          $2,367,222
                                          ==============       ============

  Current liabilities                         $296,011            $236,546
  Noncurrent liabilities                     1,225,591           1,275,402
  Preferred stock                              125,181             125,181
  Common stockholders' equity                  724,347             730,093
                                          --------------       ------------
  Total capitalization and liabilities      $2,371,130          $2,367,222
                                          ==============       ============

 Computation of Earnings Applicable to Conectiv Class A Common Stock
 -------------------------------------------------------------------
 (Dollars in Thousands)(unaudited)

                                                    Three Months
                                                        Ended       One Month
                                                   March 31, 1999   March 1998
                                                   --------------   ----------
   Net earnings (loss) of ACE (1)                      $14,558       $(27,380)
   Exclude:
     Employee separation and other
       Merger-related costs (1)                             --         30,946
     Net loss (income) of nonutility activities           (102)           293
     Pro-rata portion of fixed amount
       of $40 million per year                         (10,000)        (3,333)
                                                   --------------   ----------
   Subtotal                                              4,456            526
   Percentage applicable to Conectiv
     Class A common stock                                   30%            30%
                                                   --------------   ----------
   Earnings applicable to Conectiv
     Class A common stock                               $1,337           $158
                                                   ==============   ==========

   (1) Employee separation and other Merger-related costs recorded in March 1998 reduced ACE's operating income by $51.5 million and net income by $30.9 million. In the Consolidated Conectiv Financial Statements, these costs were capitalized as costs of the Merger.


7.  Contingencies
    -------------

Environmental Matters
---------------------
Conectiv's subsidiaries are subject to regulation with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Conectiv's current liabilities include $3.0 million as of March 31, 1999 and December 31, 1998, respectively, for potential clean-up and other costs related to sites at which a Conectiv subsidiary is a potentially responsible party or alleged to be a third party contributor. Conectiv does not expect such future costs to have a material effect on its financial position or results of operations.

Nuclear Insurance
-----------------
In conjunction with the ownership interests of DPL and ACE in Peach Bottom Atomic Power Station (Peach Bottom), Salem Nuclear Generating Station (Salem), and Hope Creek Nuclear Generating Station (Hope Creek), DPL and ACE could be assessed for a portion of any third-party claims associated with an incident at any commercial nuclear power plant in the United States. Under the provisions of the Price Anderson Act, if third-party claims relating to such an incident exceed $200 million (the amount of primary insurance), DPL and ACE could be assessed up to $57.0 million on an aggregate basis for such third-party claims. In addition, Congress could impose a revenue-raising measure on the nuclear industry to pay such claims.

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


8.  Supplemental Cash Flow Information
    ----------------------------------

                                          Three Months Ended
                                               March 31,
                                          ------------------
                                            1999      1998
                                          --------  --------
Cash paid for:
(Dollars in thousands)
  Interest, net of amounts capitalized    $34,489   $22,093
  Income taxes, net of refunds               $152      $939


9.  Business Segments
    -----------------

The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Conectiv's business segments under SFAS No. 131 are as follows: Generation-- produces electricity and operates power plants; Merchant--purchases and sells bulk energy; Power Delivery--delivers electricity and gas to customers at regulated prices over transmission and distribution systems; All Other--includes heating, ventilation, and air conditioning (HVAC), plumbing, telephone and other services provided to homes and businesses; thermal heating and cooling systems for large commercial and industrial customers; and various other businesses which are not subject to price regulation.

Billings to electric and gas customers under regulated tariffs include amounts for services provided by the Generation, Merchant, and Power Delivery business segments. These revenues are allocated directly to the business segments based on the cost of services provided. The Merchant business segment also earns revenues from bulk energy sales to off-system customers in markets not subject to price regulation.

The operating results for each business segment are evaluated based on a profit measure called "contribution to corporate," which is equal to operating revenues and other income less operating expenses other than corporate expenses. All Other business segments' contribution to corporate for the three months ended March 31, 1999 includes $16.0 million from ATE's investment in Enertech as discussed in Note 2 to the Consolidated Financial Statements.

For the three months ended March 31, 1998, the business segment's revenues and contribution to corporate include the January and February 1998 operating results of the former Atlantic-owned companies and exclude Merger-related costs charged to expense.


                       Three Months Ended           Three Months Ended
                         March 31, 1999               March 31, 1998
                   ---------------------------  ---------------------------
                                 Contribution                 Contribution
Business Segments    Revenues    to Corporate     Revenues    to Corporate
-----------------  ------------  -------------  ------------  -------------
                                     (Dollars in Thousands)
Energy:
  Generation         $221,694         $47,680       $196,502         $55,061
  Merchant            511,952             518        290,857          (4,166)
Power Delivery        196,966          86,792        153,215          66,052
All Other              65,011           1,636         35,402         (15,069)
                  -----------     -----------    -----------     -----------
                     $995,623(1)     $136,626(2)    $675,976(3)     $101,878(4)
                  ===========     ===========    ===========     ===========

(1) Includes intercompany revenues which are eliminated in consolidation as follows: Merchant business segment--$45,204; All Other business segments-- $3,834.
(2) The following items are subtracted from contribution to corporate to arrive at consolidated income before income taxes: (a) $14,213 of corporate costs not allocated to business segments, and (b) $40,404 of interest expense and preferred dividends deducted after contribution to corporate.
(3) Includes the following which are excluded from consolidated revenues: (a) $165,185 of revenues for January to February 1998 of the formerly Atlantic-owned companies; (b) intercompany revenues of $5,204 in the Merchant business segment; and (c) intercompany revenues of $1,996 in All Other business segments.
(4) The following items are subtracted from contribution to corporate to arrive at consolidated income before income taxes: (a) $20,914 for the January to February 1998 contribution to corporate of the formerly Atlantic-owned companies; (b) $40,623 of employee separation and other Merger-related costs; (c) $19,045 of corporate expenses not allocated to business segments; and (d) $25,200 of interest expense and preferred dividends deducted after contribution to corporate.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ------------------------------------------------

Earnings Summary
----------------

Conectiv's consolidated operating results for the first quarter of 1999 include three months of operating results for ACE and the nonutility businesses formerly owned by Atlantic, whereas consolidated operating results for the first quarter of 1998 include one month (March 1998) of operating results for these businesses, in accordance with the purchase method of accounting.

Reported earnings applicable to Conectiv common stock were $47.4 million, or $0.47 per average common share (100,532,000 average common shares) for the first quarter of 1999, compared to a loss of $4.1 million, or $0.06 per average common share (74,684,000 average common shares) in the first quarter of 1998. The earnings per share dilution resulting from Conectiv common shares issued to Atlantic stockholders on March 1, 1998 was offset by the additional two months of net earnings contributed in the first quarter of 1999 by the former Atlantic-owned companies.

First quarter 1999 earnings include equity in earnings of a limited partnership investment of $0.09 per common share, and first quarter 1998 earnings reflect a charge of $0.33 per common share for DPL employee separation costs and other Merger-related costs. Excluding these two items, earnings per share of Conectiv common stock were $0.38 for the first quarter of 1999 compared to $0.27 for the first quarter of 1998. The $0.11 increase in earnings per common share (as adjusted) was primarily attributed to (a) higher regulated retail electric and gas sales, which increased mainly due to colder winter weather than last year, and (b) lower utility operating and maintenance expenses exclusive of the two additional months of ACE's operations, which decreased mainly due to Merger-related reductions in the number of employees. The operations of Conectiv's telecommunications business, HVAC business, and competitive retail energy business resulted in a net after-tax loss of $9.2 million ($0.09 per common share) in the first quarter of 1999 compared to a net after-tax loss of $6.6 million ($0.09 per common share) in the first quarter of 1998.

Earnings available for Conectiv Class A common stock were $1.3 million or $0.20 per Class A common share for the first quarter of 1999 compared to $0.2 million or $0.02 per Class A common share for the first quarter of 1998. The increase in Conectiv Class A common stock earnings was primarily attributed to the two additional months of ACE's earnings. Average shares outstanding of Conectiv Class A common stock were 6,560,612 in the first quarter of 1999 and 1998. For additional information, see Note 6 to the Consolidated Financial Statements.

Electric Utility Industry Restructuring
---------------------------------------

Effect on Revenues

As previously reported, provisions for customer rate reductions included in electric utility industry restructuring legislation become effective when customer choice begins this year in New Jersey and Delaware, and next year in Maryland. Without reflecting other factors, the initial reduction in Conectiv's annual electric revenues due to the restructuring legislation rate reductions implemented in 1999 and 2000 is estimated to be up to $68 million in total. Management expects to offset substantially all of the revenue reductions with, among other things, a productivity improvement and cost reduction program.
There can be no assurances, however, that Conectiv will be able to achieve its productivity improvement and cost reduction goals under the program, or that such productivity improvements and cost reductions as are achieved, will be sufficient to offset these revenue reductions.

Asset Impairments and Charges to Earnings

Management has made a preliminary estimate of the amount of stranded costs not expected to be recovered through regulated electricity delivery rates after the restructuring of the electric utility industry in the states in which ACE and DPL operate. The New Jersey, Delaware, and Maryland public utility regulatory commissions are expected to issue restructuring orders for ACE and DPL which specify the amount and timing of stranded cost recovery by the following expected dates: New Jersey--by June 30, 1999; Delaware--by August 31, 1999; Maryland--by October 1, 1999. After the orders are received, the financial impact of the restructurings, including charges to earnings, will be finalized and recorded. When the restructuring orders become effective, the electricity supply businesses of ACE and DPL will no longer be subject to the requirements of SFAS No. 71. The discussion below describes the primary immediate expected effect on the results of operations of discontinuing the application of SFAS No. 71 to these electricity supply businesses.

To estimate the impairment of the electric generating plants of DPL and ACE in accordance with GAAP, the book value of each generating plant is first compared to the estimated future net operating cash flows of each generating plant. Any electric generating plant with undiscounted future net cash flows less than book value is considered impaired, and the plant's net future cash flows are discounted. The amount by which the book value of the impaired electric generating plants exceeds their discounted cash flows (or other estimate of fair value) is the estimated impairment amount.

DPL has purchased power contracts expected to be uneconomic when customer choice begins, and the stranded cost amount is estimated to be the net present value of the contracts' costs less the forecasted revenues from sales of the purchased power. ACE's purchased power contracts with independent power producers are not expected to result in stranded costs because management expects the New Jersey Board of Public Utilities' (NJBPU) restructuring order will provide for recovery of costs incurred under these contracts.

The total amount that could be charged to earnings, on a consolidated basis, includes (a) the impairment amount for the electric generating plants of DPL and ACE, (b) the stranded cost amount for DPL's purchased power contracts, and (c) regulatory assets of DPL and ACE related to their electric generation businesses. The charge to earnings is reduced by the estimated cost recovery through regulated electricity delivery rates. Based on this methodology, (giving effect to estimated cost recoveries) management currently estimates future charges to earnings, after taxes, as a result of electric utility industry restructuring could be as follows:

DPL                        $300 million to $425 million
ACE                        $ 50 million to $ 75 million
                           ----------------------------
Consolidated Conectiv      $350 million to $500 million
                           ============================

Expected Sales of Electric Generating Plants

Management also expects to sell some or all of the electric generating plants of DPL and ACE. After electric generating plants that are impaired as a result of electric utility industry restructuring are written down to fair value, any sales of the impaired electric generating plants are not expected to result in significant gains or losses. Some of the electric generating plants which are not impaired may be sold at a gain. Under GAAP, the write-down of impaired assets is not reduced by expected future gains on sales of assets which are not impaired by electric utility industry restructuring; the gain on the sale of an asset is recognized when the sale occurs.

Under New Jersey electric utility restructuring legislation, any gains on sales of ACE's electric generating plants reduce stranded cost recovery, which results in no earnings effect when the gain is realized. DPL's agreements with some participants in restructuring proceedings expected to be conducted by the DPSC and with some of the participants in the proceedings being conducted by the Maryland Public Service Commission (MPSC) provide that electric rates will not be changed in the event DPL sells or transfers assets. Accordingly, subject to DPSC and MPSC approval of these agreements, the Delaware and Maryland portions of any gains, or losses, realized on the sale of DPL electric generating plants would affect future earnings. There can be no assurances, however, that DPL or ACE will elect or be able to sell any such electric generating plants, or that any gains will be realized from such sales of electric generating plants.

After the sale of electric generating plants is completed, management estimates that the net impact on retained earnings of asset impairment, stranded costs, and asset sales to be a charge of approximately $300 million to $400 million.

Intent to Renegotiate Purchased Power Contracts

ACE has four NJBPU-approved long-term power purchase contracts with independent power producers. ACE continues to negotiate buyouts and buydowns of these contracts, which would be subjec to NJBPU and other approvals, including NJBPU authorization to recover any contract buyout and buydown costs through the issuance of transition bonds, as permitted by the New Jersey Act. The financial commitments associated with such buyouts and buydowns could be substantial. Management cannot currently predict the outcome of contract buyout and buydown negotiations or the costs associated with such efforts. There can be no assurances, moreover, that the NJBPU will approve the issance of transition bonds for such costs or that ACE will be able to issue and sell any such bonds.

On May 7, 1999, ACE and an independent power producer, with which ACE has a long-term power purchase contract, signed a letter of intent ("LOI") relating to a transaction which could ultimately result in the termination of such existing contract. The LOI calls for the negotiation of a definitive agreement and the establishment of necessary arrangements associated with the termination. Upon receipt of corporate and regulatory approvals (including NJBPU approval), the agreement would require, among other things, a substantial payment to the independent power producer (estimated to be in excess of $100 million). Management cannot predict whether the LOI will result in the negotiation of a definitive agreement or if such an agreement would receive the necessary approvals.

New Jersey Electric Utility Industry Restructuring Legislation

As previously reported, the Electric Discount and Energy Competition Act (the New Jersey Act) was signed into law by the Governor of New Jersey on February 9, 1999. The New Jersey Act requires electric utilities to reduce their rates by at least 5% at the start of retail choice (scheduled for August 1, 1999) and by a total of 10% within 36 months of the start of choice. Assuming that the rate reduction had been effective as of January 1, 1998, management estimates that the impact on revenue of ACE from the initial rate reduction of 5% would have been to decrease revenue during the fiscal year ended December 31, 1998 by approximately $38 million. Settlement discussions in the NJBPU restructuring proceeding for ACE are ongoing.

Delaware Electric Utility Industry Restructuring Legislation

As previously reported, the Delaware General Assembly passed the Electric Utility Restructuring Act of 1999 (the Delaware Act) on March 25, 1999. On
March 31, 1999, the Governor of Delaware signed the Delaware Act. Assuming that a 7.5% rate reduction, as required by the Delaware Act, had been effective as of January 1, 1998, management estimates that the impact on revenue of DPL would have been to decrease revenue during the fiscal year ended December 31, 1998 by approximtely $17 million. The Delaware Act makes DPL the provider of default service to customers who do not choose an alternative supplier for a period of 3 or 4 years for non-residential and residential customers, respectively. Thereafter, the DPSC may conduct a bidding process to select the default supplier(s) for such customers. The DPSC also has the authority under the Delaware Act to order DPL to divest its generating assets, as a last resort, to remedy any adverse effects of electricity supply market power. The DPSC also is authorized to establish licensing standards for electricity suppliers. Unless DPL asks the DPSC to makes these functions competitive earlier, and the DPSC so orders, metering functions will be performed by DPL for 3 or 4 years after they may choose their electricity suppliers, for non-residential customers and residential customers, respectively. Among other matters, unbundled rates to be charged by DPL during the "rate freeze" periods prescribed by the Delaware Act have been agreed upon by a number of the participants in the restructuring proceeding contemplated by the Delaware Act. Included within the agreement on unbundled rates which is subject to DPSC approval, DPL would recover $16 million (Delaware retail basis) of stranded costs, and electric rates would not be changed in the event DPL sells or transfers generating assets.

Maryland Electric Utility Industry Restructuring Legislation

On April 2, 1999, the Maryland General Assembly passed legislation to restructure the electric utility industry (the Maryland Act). On April 8, 1999, the Governor of Maryland signed the Maryland Act. The major elements of the Maryland Act include the following:

(A) Phase-in of retail choice beginning in July 2000, with full choice for all customers by July 2003;

(B) Rate reductions of 3% to 7.5% for residential customers, with rates then held constant for four years;

(C) The deregulation of generating assets sold to a non-affiliate or transferred to an affiliate prior to January 1, 2001;

(D) Recovery of stranded costs and other costs associated with the transition to retail choice through a method to be determined by the MPSC;

(E) Imposition by the MPSC of an environmental surcharge on each kilowatt-hour distributed in Maryland;

(F) The creation of a statewide fund for low-income assistance.

On May 5, 1999, DPL filed a proposed settlement with the MPSC in DPL's pending restructuring proceeding. The proposed settlement is with some parties, including the MPSC Staff and the Office of People's Counsel, but not all parties to the proceeding. Included in the proposed settlement are the following provisions: (i) effective July 1, 2000, all of DPL's Maryland-retail customers will be eligible to select an alternative electricity supplier; (ii) for a period of at least 3 years thereafter, DPL will remain the supplier of "standard offer service" for customers who do not select an alternative electricity supplier; (iii) agreed-upon unbundled rates (including nuclear decommissioning costs and funding for low income energy assistance programs at an estimated level of between $2 and $3 million per year); (iv) the deregulation of DPL's generating facilities, such that electric rates would not be changed in the event DPL sells or transfers generating assets (v) authorization to transfer DPL generating assets to one or more affiliates at net book value; (vi) the recovery of an estimated $8 million (Maryland retail basis) in stranded costs from non-residential customers; (vii) a 7.5% reduction in residential rates effective July 1, 2000 (representing a revenue reduction of approximately $12.5 million, assuming fiscal year 1998 sales and revenue levels; and (viii) effective July 1, 2000, "rate freezes" for 4 years for residential customers and 3 years for non-residential customers, subject to certain adjustments. In addition, under the proposed settlement, effective July 1, 2000, DPL customers with loads in excess of 300 kilowatts (kW) may elect to have meters installed and read by an alternative supplier. Prior to that date, another MPSC proceeding will be initiated to determine the level of and recovery mechanism for any DPL stranded metering costs. Other DPL customers will be eligible for competitive metering on April 1, 2002 as set forth in the Maryland Act.

The MPSC is expected to issue an order with respect to the proposed settlement by October 1, 1999.

Virginia Electric Utility Industry Restructuring Legislation

As previously reported, electric utility restructuring legislation was introduced in the Virginia General Assembly on January 21, 1999. The Virginia General Assembly passed the Virginia Electric Utility Restructuring Act (the Virginia Act) on March 25, 1999. On March 29, 1999, the Governor of Virginia signed the Virginia Act. In 1998, revenues from DPL's Virginia customers comprised less than 2% of consolidated Conectiv electric revenues earned from regulated electricity sales.

Restructuring Legislation Summary Chart

The chart below summarizes key elements of electric utility industry restructuring legislation in New Jersey, Delaware, and Maryland, the principal jurisdictions in which DPL and ACE provide electric service. See the following page for notes to the restructuring legislation summary chart.

--------------------------------------------------------------------------------------------------------------------------
Note   Legislative Provision              New Jersey                       Delaware                     Maryland
--------------------------------------------------------------------------------------------------------------------------
(1)    Customer Choice        All customers have choice           Customers with
       Begins                 beginning on 8/1/99                 peak demands      Choice     Customer            Choice
                                                                  greater than:     begins     group               begins
                                                                  -------------     ------     ------------------  --------
                                                                  1000 kW           10/01/99   1/3 of residential  07/01/00
                                                                  300 kW            01/15/00   All commercial
                                                                  All others        10/01/00    & industrial       01/01/01
                                                                                               2/3 of residential  07/01/01
                                                                                               All others          07/01/01
--------------------------------------------------------------------------------------------------------------------------
(2)    Rate Reductions        5% for all customers effective      7.5% for residential custo-  3% - 7.5%  for residential
                              8/1/99.  An additional 5%           mers, effective 10/1/99.     customers effective 7/1/00.
                              effective by 8/1/02.
--------------------------------------------------------------------------------------------------------------------------
(3)    Estimated Decrease     $38 million effective 8/1/99.       $17 million                  $4.8 - $12.5 million
       In Annual Revenues
       Due To Rate
       Reductions
--------------------------------------------------------------------------------------------------------------------------
(4)    Rate Freeze            4 years                             4 years for residential      4 years for residential,
                                                                  customers                    commercial, and industrial
                                                                  3 years for commercial and   customers
                                                                  industrial customers
--------------------------------------------------------------------------------------------------------------------------
(5)    Stranded Cost
       Recovery               See note 5 (a) below.               See note 5 (b) below.        See note 5 (c) below.
--------------------------------------------------------------------------------------------------------------------------
(6)    Divestiture of         Not required by the legislation.    Not required by the          Not required by the
       Generation Assets      Gains from divestiture of gen-      legislation.                 legislation.
                              eration assets reduce the amount
                              of stranded costs recovered from
                              customers.
--------------------------------------------------------------------------------------------------------------------------
(7)    Securitization         Yes                                 No                           Yes
--------------------------------------------------------------------------------------------------------------------------

Notes to Restructuring Legislation Summary Chart

(1) Represents the dates on which electric customers can choose their electricity supplier according to the schedules established by the restructuring legislation, which are subject to change. (kW represents kilowatt.)

(2) Represents the percentage reductions in customers' electric rates required by the restructuring legislation. The proposed settlement filed in Maryland provides for a 7.5% residential rate reduction.

(3) Represents the estimated decrease in annual electric revenues which will occur when customer rates are reduced by the initial percentages required by the restructuring legislation.

(4) Represents the "rate freeze" period, which begins when customer choice becomes effective and after restructuring rate reductions are effective, during which customer rates remain unchanged.

(5) (a) The New Jersey Act authorizes the NJBPU to permit electric utilities to recover the full amount of their stranded costs through a non-bypassable market transition charge, as long as mandated rate reductions are achieved. The NJBPU is expected to issue a restructuring order for ACE by June 30, 1999. There can be no assurances, however, that the NJBPU will permit ACE to recover the full amount of such stranded costs.

    (b) DPL's settlement with some participants in restructuring proceedings expected to be conducted by the DPSC provides for DPL's recovery of $16 million (on a Delaware retail basis) of stranded costs from non-residential customers. There can be no assurances, however, that the DPSC will permit DPL to recover such standed costs.

    (c) Recovery of stranded costs and other costs associated with the transition to retail choice is permitted through a method to be determined by the MPSC. The proposed settlement provides for the recovery of an estimated $8 million (Maryland retail basis) in stranded costs from non-residential customers. There can be no assurances, however, that the MPSC will permit DPL to recover such stranded costs.

(6) The sale of electric generating plants is not required by electric utility restructuring legislation in New Jersey, Delaware, or Maryland. New Jersey's regulatory treatment of a utility-initiated divestiture of generation assets is indicated in the chart.

(7) "Securitization" refers to the issuance of debt securitized by the cash flows collected from customers for stranded cost recovery. The New Jersey Act and the Maryland Act provide for securitization; the Delaware Act does not.

Delaware Retail Gas Pilot Program

On April 27, 1999, the DPSC approved DPL's plan for a Natural Gas Choice Program. Beginning on July 15, 1999, 15,000 current DPL residential natural gas customers and 1,500 current DPL commercial natural gas customers will be able to choose a natural gas supplier other than DPL. DPL's large commercial and industrial customers already have the ability to choose their natural gas suppliers.

Electric Revenues
-----------------

Details of the changes in the various components of electric revenues for the first quarter of 1999 compared to the first quarter of 1998 are shown below (dollars in millions):

                                         Consolidated
                                           Conectiv      ACE     DPL
                                         ------------  -------  ------
      Non-energy (base rate) revenues       $ 93.0     $ 87.4   $ 5.6
      Energy revenues                         63.9       65.7    (1.8)
      Interchange delivery revenues           32.9       15.6    17.3
      Revenues from sales not subject
        to price regulation                   19.4       (2.0)   21.4
                                            ------     ------   -----
      Total                                 $209.2     $166.7   $42.5
                                            ======     ======   =====

Consolidated electric revenues increased by $209.2 million, from $354.1 million for the first quarter of 1998 to $563.3 million for the first quarter of 1999. Merger-related customer base rate decreases reduced the increase in non-energy (or base rate) revenues by approximately $2.4 million. As shown in the table above, ACE's electric revenues included in consolidated Conectiv electric revenues increased $166.7 million, primarily due to inclusion of two additional months of ACE's operating results in the current period. On a pro forma basis, as though Conectiv's operating results included ACE's operations beginning January 1, 1998, regulated electric retail kilowatt-hour (kWh) sales and customers increased 5.8% and 1.4%, respectively. The pro forma sales increase was primarily due to colder winter weather, which caused greater kWh usage than last year for heating.

Currently, energy and interchange delivery revenues generally do not affect net income due to energy adjustment clauses. After restructuring becomes effective, gross margins from supplying electricity (energy supply revenues less energy costs) to current DPL customers are expected to affect earnings. The New Jersey energy adjustment clause is expected to be superseded by provisions contained in the New Jersey Act which permit Basic Generation Service (BGS) suppliers full and timely recovery of their costs. The Act also authorizes the NJBPU to allow the deferral and subsequent recovery of BGS costs if necessary for attainment of the rate reductions required by the New Jersey Act. Regulations governing BGS are expected to be promulgated by the NJBPU prior to beginning retail choice of electricity suppliers in New Jersey.

Revenues from electric sales not subject to price regulation increased $19.4 million, mainly due to more output sold off-system through DPL's Merchant business. Gross margin percentages earned in markets not subject to price regulation are generally lower than the gross margin percentages earned in regulated retail markets due to product differences, greater volume per customer, and unregulated pricing.

Gas Revenues
------------

Total gas revenues increased by $176.1 million, from $115.8 million to $291.9 million. Details of the changes in the various components of gas revenues for the first quarter of 1999 compared to the first quarter of 1998 are shown below (dollars in millions):


          Non-energy (base rate) revenues    $  2.3
          Energy revenues                       5.3
          Revenues from sales not subject
           to price regulation                168.5
                                             ------
            Total                            $176.1
                                             ======

The increases shown above for non-energy and energy gas revenues were primarily due to a 15.1% increase in residential gas sales (based on cubic feet sold) due to colder winter weather which caused more cubic feet of gas to be used to operate heating systems. Gas energy revenues generally do not affect net income due the energy adjustment clause, as discussed in Conectiv's 1998 report on Form 10-K, under "Gas Regulatory Matters" on page I-13.

Gas revenues from sales not subject to price regulation increased $168.5 million mainly due to higher volumes of bulk gas sales. The margin earned from non-price regulated gas sales in excess of related purchased gas costs is relatively small mainly due to the competitive nature of bulk commodity sales.

Other Services Revenues
-----------------------

Other service revenues were comprised of the following:

                                          Three Months Ended
                                               March 31,
                                          ------------------
(Dollars in millions)                     1999          1998
                                          ------------------
Fuel oil and gasoline                      $37.5      $  --
HVAC                                        26.7       20.3
Telecommunications                           6.1        0.4
Thermal systems                              5.9        2.0
Operation of power plants                    5.8        5.5
Solutions (1)                                4.7        1.8
Other                                        4.7        3.7
                                           -----      -----
 Total                                     $91.4      $33.7
                                           =====      =====

(1) Refer to page I-3 of Conectiv's 1998 Report on Form 10-K for a description of this business.

As shown in the preceding table, other services revenues increased to $91.4 million in the first quarter of 1999, from $33.7 million in the first quarter of 1998. The $57.7 million revenue increase was mainly due to $37.5 million of first quarter 1999 revenues from a business which sells fuel oil and gasoline and was acquired by Conectiv late in the first quarter of 1998. Revenues also increased due to additional acquisitions of HVAC businesses, expansion of Conectiv's telecommunications and energy solutions businesses, and two additional months of operating results from the district heating and cooling business of Conectiv Thermal Systems, Inc. Conectiv Communications, Inc. had sold about 42,000 access line equivalents as of March 31, 1999 in comparison to 32,000 access line equivalents as of December 31, 1998.

Operating Expenses
------------------

Electric Fuel and Purchased Energy

Electric fuel and purchased energy increased $92.9 million in the first quarter of 1999, with the additional two months of ACE's operations in the current period accounting for $50.3 million of the total increase. The remaining $42.6 million of the increase was primarily due to more energy supplied for greater volumes of electricity sold off-system and within DPL's and ACE's service territories.

Gas Purchased

Gas purchased increased from $98.6 million to $271.6 million mainly due to larger volumes of gas purchased for resale off-system and to satisfy higher on-system sales demand due to the colder winter weather.

Other Services Cost of Sales

Other services cost of sales increased by $50.2 million primarily due to the business acquisitions and expansions discussed under "Other Services Revenues."

Purchased Electric Capacity

Purchased electric capacity costs increased $27.5 million due to inclusion of the two additional months of ACE's operations in the first quarter 1999.

Employee Separation and Other Merger-Related Costs

The costs for separated DPL employees and other Merger-related costs expensed in the first quarter of 1998 were $40.6 million before taxes, reducing net income and earnings per common share by $24.6 million and $0.33, respectively.
Employee separation, relocation, and other Merger-related costs for Atlantic's former subsidiaries were capitalized as costs of the Merger.

Operation and Maintenance Expenses

After excluding the $35.5 million of operation and maintenance expenses attributed to the two additional months of ACE's operations included in the first quarter of 1999, operation and maintenance expenses decreased by $4.8 million. This decrease resulted from a $15.1 million decrease for utility operations, which was substantially offset by a $10.3 million increase for nonutility operations. Utility operations benefited from fewer employees, cost control measures, and other Merger synergies. The increase for nonutility operations was primarily due to expansion of the telecommunications business and also reflects higher expenses due to acquisitions and other business growth.

Depreciation and Taxes Other than Income Taxes

Depreciation and taxes other than income taxes increased principally due to inclusion of the two additional months of operating results of ACE and other former Atlantic-owned businesses in the first quarter of 1999.

Other Income
------------

Other income reflects a $16.0 million increase due to ATE's equity in earnings of an investment partnership (Enertech). This investment contributed $9.4 million to net income and $0.09 to earnings per common share. Due to the nature of Enertech's investments, which include internet service companies, its earnings may be volatile from period to period.

Financing Costs
---------------

Financing costs reflected in the Consolidated Statements of Income include interest charges, allowance for funds used during construction (AFUDC), and preferred stock dividend requirements of subsidiaries. Financing costs increased $14.3 million primarily due to inclusion of two additional months of operating results of ACE and other former Atlantic-owned businesses in the first quarter of 1999.

Year 2000
----------

The Year 2000 issue is the result of computer programs and embedded systems using a two-digit format, as opposed to four digits, to indicate the year. Computer and embedded systems with this characteristic may be unable to interpret dates during and beyond the year 1999, which could cause a system failure or other computer errors, leading to disruption of operations. A project team, originally started in 1996 by ACE, is managing Conectiv's response to this situation. A Conectiv corporate officer, reporting directly to the Chief Executive Officer, is coordinating all Year 2000 activities. There are substantial challenges in identifying and correcting the computer and embedded systems critical to generating and delivering power, delivering natural gas and providing other services to customers.

The project team is using a phased approach to managing its activities. The first phase is inventory and assessment of all systems, equipment, and processes. Each identified item was given a criticality rating of high, medium or low. Those items rated as high or medium are then subject to the second phase of the project. The second phase is determining and implementing corrective action for the systems, equipment and processes, and concludes with a test of the unit being remediated. The third phase is system testing and compliance certification. Additionally, the project team is updating existing outage contingency plans to address Year 2000 issues.

Overall, Conectiv's Year 2000 Project covers approximately 140 different systems (some with numerous components) that had been originally identified as high or medium in criticality. However, only 21 of those 140 systems are essential for Conectiv to provide electric and gas service to its customers. The Year 2000 Project team is focusing on these 21 systems, with additional work on the other systems continuing based on their relative importance to Conectiv's businesses.

The following chart sets forth the current estimated completion percentage of the 140 different systems in the Year 2000 Project by major business group, and for the information technology systems used in managing Conectiv's business. Conectiv expects to continue to see significant progress in remediation and testing over the next quarter based on work that is in process and material that has been ordered or already received.


                                 Inventory and        Corrective Action/   System Testing/
Business Group                      Assessment          Unit Testing        Compliance
--------------------------       -------------        ------------------   ---------------
Business systems                      100%                  95%               75%
Power production                      100%                  55%               40%
Electricity distribution              100%                  55%               15%
Gas delivery                          100%                  90%               90%
Competitive services                  100%                 100%               50%-90%

Conectiv is also contacting vendors and service providers to review remediation of their Year 2000 issues. Many aspects of Conectiv's businesses are dependent on third parties. For example, fuel suppliers must be able to provide coal or gas to allow Conectiv's subsidiaries to generate electricity.

Distribution of electricity is dependent on the overall reliability of the electric grid. ACE and DPL are cooperating with the North American Electric Reliability Council (NERC) and the PJM Interconnection in Year 2000 remediation and contingency planning efforts. Recent reports issued by NERC indicate a diminished risk of disruption to the electric grid caused by Year 2000 issues. Conectiv's Year 2000 Project timeline is generally in-line with the recommendations of those groups. Two small DPL generating units for which remediation will be complete by June, 1999, are scheduled for testing in September to coincide with a previously scheduled outage. These units represent about 4% of Conectiv's generating capacity and will be tested earlier if an appropriate outage occurs. Testing that has already taken place at similar units that have been remediated indicated no Year 2000 problems.

In addition, Conectiv participated in the first of two NERC drills on April 9, 1999; a small number of manageable issues were identified and are being addressed. The Company will also participate in the second NERC drill set for September 9, 1999 and will conduct its own drill.

Conectiv has incurred approximately $5.7 million in costs for the Year 2000 Project. Current estimates of the costs for the Year 2000 Project range from $10 million to $15 million. These estimates could change significantly as the Year 2000 Project progresses. The costs set forth above do not include several significant expenditures covering new systems, such as Conectiv's SAP business, financial and human resources management system and an Energy Control System. While these new systems effectively remediated Year 2000 problems in the systems they replaced, Conectiv is not reporting the expenditures on these systems in its costs for the Year 2000 Project, because the new systems were installed principally for other reasons.

Since the project team is still in the process of assessing and correcting impacted systems, equipment and processes, Conectiv cannot with certainty determine whether the Year 2000 issue might cause disruptions to its operations and impact related costs and revenues. Conectiv assesses the status of the Year 2000 Project on at least a monthly basis to determine the likelihood of disruption. Based on its own Year 2000 program, as well as reports from NERC and other utilities, Conectiv's management believes it is unlikely that significant Year 2000 related disruption will occur. However, any substantial disruption to Conectiv's operations could negatively impact Conectiv's revenues, significantly impact its customers and could generate legal claims against Conectiv. Conectiv's results of operations and financial position would likely suffer an adverse impact if other entities, such as suppliers, customers and service providers do not effectively address their Year 2000 issues.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents increased by $36.2 million during the first quarter of 1999. Operating activities provided $149.0 million of net cash which was used primarily to pay for $58.9 million of capital expenditures and $43.7 million of common dividends.

Net cash provided by operating activities for the first quarter of 1999 increased by $55.9 million from the first quarter of 1998. The increase was primarily due to the two additional months of ACE's operations included in the consolidated financial statements, cost reductions, and higher electric and gas revenues, net of amounts paid for related energy costs.

Primarily due to over-collections of energy costs from utility customers, Conectiv's consolidated liability for deferred energy costs was $51.6 million as of March 31, 1999. These over-collections of energy costs will be returned to customers via lower energy rates, which will reduce net cash provided by operating activities as the energy businesses of DPL and ACE are restructured.

Capital expenditures for the first quarter of 1999 were $58.9 million compared to $28.4 million for the first quarter of 1998. The $30.5 million increase in capital expenditures was primarily due to construction of a new customer service center, higher expenditures for other shared infrastructure assets, and expansion of Conectiv Communications, Inc.'s telecommunications system. The $10.3 million of "Investments in partnerships" reflects Conectiv Thermal Systems' share of funding for construction of the "Venetian" project in Las Vegas, Nevada, and investments in Enertech by ATE.

Common dividends paid increased from $23.6 million for the first quarter of 1998 to $43.7 million for the first quarter of 1999, mainly due to the additional shares of common stock outstanding in the first quarter of 1999 due to the Merger.

Conectiv's capital structure as of March 31, 1999 and December 31, 1998, expressed as a percentage of total capitalization is shown below.


                                                     March 31,    December 31,
                                                       1999           1998
                                                    ----------    ------------
Common stockholders' equity                           46.7%          46.1%
Preferred stock of subsidiaries                        7.2%           7.1%
Long-term debt and variable rate demand bonds         46.1%          46.8%

Current maturities of long-term debt increased $45.9 million primarily due to scheduled maturities of ACE's Medium Term Notes.

Conectiv, the holding company, increased its credit lines with banks from $500 million as of December 31, 1998, to $800 million as of March 31, 1999. Two credit agreements provide the $800 million of borrowing capability as follows:
(a) a $300 million credit agreement which has a five-year term that expires in February 2003; and (b) a $500 million credit agreement which has a one-year term that expires in February 2000.

Conectiv's ratio of earnings to fixed charges under the SEC Method are shown below.

                                                      12 Months
                                                        Ended
                                                      March 31,   Year Ended December 31,
                                                      ---------  -------------------------
                                                        1999     1998   1997   1996   1995
                                                      ---------  ----   ----   ----   ----
   Ratio of Earnings to Fixed Charges (SEC Method)      2.71     2.38   2.63   2.83   2.92

Forward-Looking Statements
--------------------------

The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act) provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will," "anticipate," "estimate," "expect," "believe," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation of energy supply and the unbundling of delivery services; an increasingly competitive marketplace; results of any asset dispositions; sales retention and growth; federal and state regulatory actions; future litigation results; costs of construction; operating restrictions; increased costs and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; and credit market concerns. Conectiv undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing list of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made prior to the effective date of the Litigation Reform Act.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 5.  Other Information
--------------------------

The following information updates the disclosure regarding Air Quality Regulations on page I-15 of Conectiv's 1998 Report on Form 10-K.

On March 1, 1999, the State of Delaware Department of Natural Resources and Environmental Control (DNREC) re-issued final "post-RACT" NOx control regulations requiring attainment of summer seasonal emission reductions of up to 65% below 1990 levels by May 1999 through reduced emissions or the procurement of NOx emission allowances. DPL is working toward compliance with the regulations by installing control technology and trying to secure NOx allowances. The short time period between initial proposal of the regulations in October 1997 and the May 1999 compliance date, uncertainty regarding the successful implementation of control technologies in the short term, inadequate time for development of an allowance trading market and the regulations' stringent penalties for non-compliance, have prompted DPL to challenge the regulations before the Environmental Appeals Board and in Delaware Superior Court. Management cannot predict the outcome of this litigation.

Similar post-RACT regulations issued in Maryland were vacated in February 1999 by the Maryland Circuit Court for Baltimore City in response to a challenge by other Maryland utilities. Accordingly, DPL's Maryland units are not required to comply with post-RACT requirements during the 1999 summer ozone season.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibits
--------

Exhibit 10-A,  $500 million, 364 Day Credit Agreement, dated February 19, 1999

Exhibit 10-B,   $300 million, Five Year Credit Agreement, dated February 4, 1998

Exhibit 12,   Ratio of Earnings to Fixed Charges

Exhibit 27,  Financial Data Schedule

Reports on Form 8-K
-------------------

On January 26, 1999, Conectiv filed a Report on Form 8-K under Item 5, Other Events, concerning proposed legislation to restructure the electric utility industry in Delaware.

On February 17, 1999, Conectiv filed a report on Form 8-K under Item 5, Other Events, concerning proposed legislation to restructure the electric utility industry in New Jersey.

On April 14, 1999, Conectiv filed a report on Form 8-K under Item 5, Other Events, updating developments concerning electric utility industry restructuring legislation in Delaware, Maryland, and Virginia.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Conectiv
                                   ------------
                                   (Registrant)



Date:  May 10, 1999            /s/ John C. van Roden
       ------------            ----------------------------------------
                               John C. van Roden, Senior Vice President
                               and Chief Financial Officer