Form 10-Q/A
period 1999-03-31
CONECTIV INC
filed 1999-06-01
CIK 1029590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1


/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number	1-13895

                         CONECTIV
 (Exact name of registrant as specified in its charter)

		Delaware                     51-0377417
  	(State of incorporation)       (I.R.S. Employer
                                   Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware    19899
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

           Class             Shares Outstanding at April 30, 1999
Common Stock, $0.01 par value                 100,589,287
Class A Common Stock, $0.01 par value          6,560,612

This Form 10-Q/A amends Conectiv's report on Form 10-Q for the quarterly period ended March 31, 1999, dated May 10, 1999, to include Item 4. Submission of Matters to a Vote of Security
Holders.

Item 4.  Submission of Matters to a Vote of Security Holders

On March 30, 1999, Conectiv held its 1999 Annual Meeting of
Shareholders. The nominees for Class 1 Directors of Conectiv with terms expiring in 2002 were elected as follows:

                           Votes For         Votes Withheld
R. Franklin Balotti          85,811,002         1,025,095
Richard B. McGlynn           85,818,839         1,017,258

No other matters were submitted to a vote of Conectiv's security holders.






SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Conectiv
                         (Registrant)

Date:June 1, 1999       /s/ John C. van Roden
                            John C. van Roden,
                            Senior Vice President
                            and Chief Financial Officer