Form 10-Q
period 1999-06-30
CONECTIV INC
filed 1999-08-13
CIK 1029590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

OR
--

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number         1-13895

                                   CONECTIV
                                   --------
            (Exact name of registrant as specified in its charter)

               Delaware                                           51-0377417
       ------------------------                              -------------------
       (State of incorporation)                               (I.R.S. Employer
                                                             Identification No.)


  800 King Street, P.O. Box 231, Wilmington, Delaware                19899
  ---------------------------------------------------              ---------
    (Address of principal executive offices)                       (Zip Code)


  Registrant's telephone number, including area code              302-429-3114
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

                       Yes    X   No
                             ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                       Shares Outstanding at July 31, 1999
     ---------------------------------       -----------------------------------
     Common Stock, $0.01 par value                      87,822,737
     Class A Common Stock, $0.01 par value               5,742,604

                                   Conectiv
                                   --------

                               Table of Contents
                               -----------------


                                                                    Page
                                                                    ----
Part I.  Financial Information:

           Consolidated Statements of Income for the three and six
           months ended June 30, 1999, and June 30, 1998..........      1

           Consolidated Balance Sheets as of June 30, 1999
           and December 31, 1998..................................    2-3

           Consolidated Statements of Cash Flows for the
           six months ended June 30, 1999, and June 30, 1998......      4

           Notes to Consolidated Financial Statements.............   5-16

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................  17-33

Part II.   Other Information and Signature........................  34-36

                         PART I. FINANCIAL INFORMATION

                                   CONECTIV
                                   --------
                       CONSOLIDATED STATEMENTS OF INCOME
                       (Dollars in Thousands, Unaudited)


                                                                    Three Months Ended                 Six Months Ended
                                                                         June 30                            June 30
                                                                -------------------------         -------------------------
                                                                  1999             1998               1999          1998
                                                                --------         --------         ----------     ----------
OPERATING REVENUES
    Electric                                                    $553,510         $526,402         $1,116,823     $  880,530
    Gas                                                          133,180           72,931            425,030        188,716
    Other services                                               115,790           84,706            207,212        118,384
                                                                --------         --------         ----------     ----------
                                                                 802,480          684,039          1,749,065      1,187,630
                                                                --------         --------         ----------     ----------
OPERATING EXPENSES
    Electric fuel and purchased energy                           201,645          190,698            430,198        326,358
    Gas purchased                                                119,199           62,543            390,812        161,171
    Other services' cost of sales                                 90,892           65,640            164,825         89,328
    Purchased electric capacity                                   56,286           50,337            106,347         72,874
    Employee separation and other merger-related costs                 -          (14,277)                 -         26,346
    Operation and maintenance                                    159,512          134,994            293,763        238,530
    Depreciation                                                  68,291           65,971            135,174        109,862
    Taxes other than income taxes                                 20,797           18,704             39,550         31,569
                                                                --------         --------         ----------     ----------
                                                                 716,622          574,610          1,560,669      1,056,038
                                                                --------         --------         ----------     ----------
OPERATING INCOME                                                  85,858          109,429            188,396        131,592
                                                                --------         --------         ----------     ----------

OTHER INCOME
    Allowance for equity funds used
      during construction                                            398              784              1,134          1,116
    Other income                                                   8,587            2,157             30,964          4,672
                                                                --------         --------         ----------     ----------
                                                                   8,985            2,941             32,098          5,788
                                                                --------         --------         ----------     ----------

INTEREST EXPENSE
    Interest charges                                              42,689           41,091             82,949         67,446
    Allowance for borrowed funds used during
      construction and capitalized interest                       (1,457)            (824)            (3,023)        (1,588)
                                                                --------         --------         ----------     ----------
                                                                  41,232           40,267             79,926         65,858
                                                                --------         --------         ----------     ----------
PREFERRED STOCK DIVIDEND
    REQUIREMENTS OF SUBSIDIARIES                                   4,778            4,924              9,726          8,247
                                                                --------         --------         ----------     ----------

INCOME BEFORE INCOME TAXES                                        48,833           67,179            130,842         63,275

INCOME TAXES                                                      17,474           27,835             50,788         27,909
                                                                --------         --------         ----------     ----------
NET INCOME                                                      $ 31,359         $ 39,344         $   80,054     $   35,366
                                                                ========         ========         ==========     ==========

EARNINGS APPLICABLE TO COMMON STOCK
      Common stock                                              $ 30,061         $ 37,310         $   77,424     $   33,174
      Class A common stock                                         1,298            2,034              2,630          2,192
                                                                --------         --------         ----------     ----------
                                                                $ 31,359         $ 39,344         $   80,054     $   35,366
                                                                ========         ========         ==========     ==========

COMMON STOCK
    Average shares outstanding (000)
      Common stock                                                98,120          101,063             99,326         87,874
      Class A common stock                                         6,408            6,561              6,484          6,561
    Earnings per average share--basic and diluted
      Common stock                                              $   0.31         $   0.37         $     0.78     $     0.38
      Class A common stock                                      $   0.20         $   0.31         $     0.41     $     0.33
    Dividends declared per share
      Common stock                                              $   0.22         $  0.385         $    0.605     $     0.77
      Class A common stock                                      $   0.80         $   0.80         $     1.60     $     1.60

See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                                   --------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                           June 30,     December 31,
                                                             1999           1998
                                                         -----------    -----------
                                 ASSETS
                                 ------

CURRENT ASSETS
       Cash and cash equivalents                         $    44,433    $    65,884
       Accounts receivable                                   447,476        455,088
       Inventories, at average cost:
          Fuel (coal, oil, and gas)                           57,844         71,701
          Materials and supplies                              78,935         73,047
       Prepaid New Jersey sales and excise taxes              40,234         20,078
       Other prepayments                                      13,142         17,278
       Deferred income taxes, net                             33,099         20,796
                                                         -----------    -----------
                                                             715,163        723,872
                                                         -----------    -----------

INVESTMENTS
       Investment in leveraged leases                        117,573        122,256
       Funds held by trustee                                 171,145        174,509
       Other investments                                     132,250         90,913
                                                         -----------    -----------
                                                             420,968        387,678
                                                         -----------    -----------

PROPERTY, PLANT, and EQUIPMENT
       Electric utility plant                              5,723,283      5,649,827
       Gas utility plant                                     254,262        249,383
       Common utility plant                                  182,544        169,883
                                                         -----------    -----------
                                                           6,160,089      6,069,093
       Less:  Accumulated depreciation                     2,603,257      2,499,915
                                                         -----------    -----------
       Net utility plant in service                        3,556,832      3,569,178
       Utility construction work-in-progress                 226,281        236,830
       Leased nuclear fuel, at amortized cost                 57,049         63,328
       Nonutility property, net                              243,553        208,215
       Goodwill, net                                         409,297        402,836
                                                         -----------    -----------
                                                           4,493,012      4,480,387
                                                         -----------    -----------

DEFERRED CHARGES AND OTHER ASSETS
       Unrecovered purchased power costs                      38,891         48,274
       Deferred recoverable income taxes                     184,245        184,434
       Unrecovered New Jersey state excise tax                30,814         35,594
       Deferred debt refinancing costs                        42,014         44,223
       Deferred other postretirement benefit costs            33,728         34,978
       Prepaid employee benefits costs                        24,937         16,132
       Unamortized debt expense                               28,633         27,375
       License fees                                           24,018         24,706
       Other                                                  81,334         80,021
                                                         -----------    -----------
                                                             488,614        495,737
                                                         -----------    -----------

TOTAL ASSETS                                             $ 6,117,757    $ 6,087,674
                                                         ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                                   --------
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                               June 30,            December 31,
                                                                                 1999                  1998
                                                                             ----------            ------------
                     CAPITALIZATION AND LIABILITIES
                     ------------------------------

CURRENT LIABILITIES
       Short-term debt                                                       $  600,008            $    376,061
       Long-term debt due within one year                                        67,055                  80,822
       Variable rate demand bonds                                               125,100                 125,100
       Accounts payable                                                         217,876                 240,775
       Taxes accrued                                                             34,257                  41,299
       Interest accrued                                                          42,915                  37,346
       Dividends payable                                                         27,442                  47,743
       Deferred energy costs                                                     49,243                  15,990
       Current capital lease obligation                                          28,107                  28,314
       Accrued employee separation and
          other merger-related costs                                              4,856                  12,173
       Other                                                                     66,315                  76,168
                                                                             ----------            ------------
                                                                              1,263,174               1,081,791
                                                                             ----------            ------------

DEFERRED CREDITS AND OTHER LIABILITIES
       Other postretirement benefits obligation                                 102,918                 102,268
       Deferred income taxes, net                                               870,004                 862,179
       Deferred investment tax credits                                           76,978                  79,525
       Long-term capital lease obligation                                        30,244                  36,603
       Other                                                                     62,600                  50,702
                                                                             ----------            ------------
                                                                              1,142,744               1,131,277
                                                                             ----------            ------------

CAPITALIZATION
       Common stock: $0.01 par value;
          150,000,000 shares authorized; shares outstanding--
          87,822,737 in 1999, and 100,516,768 in 1998                             1,021                   1,007
       Class A common stock, $0.01 par value;
          10,000,000 shares authorized; shares outstanding--
          5,742,604 in 1999, 6,560,612 in 1998                                       57                      66
       Additional paid-in capital--common stock                               1,477,336               1,462,675
       Additional paid-in capital--Class A common stock                          93,742                 107,095
       Retained earnings                                                        289,139                 276,939
                                                                             ----------            ------------
                                                                              1,861,295               1,847,782
       Treasury shares, at cost:
          14,261,349 shares in 1999; 185,030 shares in 1998                    (362,741)                 (3,797)
       Unearned compensation                                                     (2,236)                   (824)
                                                                             ----------            ------------
          Total common stockholders' equity                                   1,496,318               1,843,161
       Preferred stock of subsidaries:
          Not subject to mandatory redemption                                    95,933                  95,933
          Subject to mandatory redemption                                       188,950                 188,950
       Long-term debt                                                         1,930,638               1,746,562
                                                                             ----------            ------------
                                                                              3,711,839               3,874,606
                                                                             ----------            ------------

TOTAL CAPITALIZATION AND LIABILITIES                                         $6,117,757            $  6,087,674
                                                                             ==========            ============

See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                                   --------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                         -------------------------------
                                                                           1999                 1998
                                                                         ----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $   80,054          $    35,366
     Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                                       145,824              117,573
        Allowance for equity funds used during construction                  (1,134)              (1,116)
        Investment tax credit adjustments, net                               (2,547)              (2,125)
        Deferred income taxes, net                                           (4,289)              (3,090)
        Net change in:
           Accounts receivable                                               13,978              (17,940)
           Inventories                                                        8,487               16,480
           Prepaid New Jersey sales and excise taxes                        (20,156)             (62,207)
           Accounts payable                                                 (25,797)               6,234
           Other current assets & liabilities (1)                            16,407                1,747
     Other, net                                                              (8,913)               8,343
                                                                         ----------          -----------
     Net cash provided by operating activities                              201,914               99,265
                                                                         ----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of businesses, net of cash acquired                        (14,704)               8,938
     Capital expenditures                                                  (134,219)             (71,023)
     Investments in partnerships                                            (21,116)             (10,530)
     Deposits to nuclear decommissioning trust funds                         (5,341)              (5,344)
     Decrease in bond proceeds held in trust funds                           11,536                    -
     Decrease in investment in leveraged leases                               5,930                6,532
     Other, net                                                               1,336                1,403
                                                                         ----------          -----------
     Net cash used by investing activities                                 (156,578)             (70,024)
                                                                         ----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Common dividends paid                                                  (87,518)             (65,966)
     Long-term debt issued                                                  250,000               33,000
     Common stock issued                                                          -                   63
     Long-term debt redeemed                                                (80,805)            (193,336)
     Common stock purchased                                                (358,943)              (2,028)
     Principal portion of capital lease payments                            (10,650)              (7,711)
     Net change in short-term debt                                          223,947              240,884
     Cost of issuances and refinancings                                      (2,818)                (492)
                                                                         ----------          -----------
     Net cash used by financing activities                                  (66,787)               4,414
                                                                         ----------          -----------
     Net change in cash and cash equivalents                                (21,451)              33,655
     Cash and cash equivalents at beginning of period                        65,884               35,339
                                                                         ----------          -----------
     Cash and cash equivalents at end of period                          $   44,433          $    68,994
                                                                         ==========          ===========

     (1) Other than debt and deferred income taxes classified as current.

     See accompanying Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1.  Financial Statement Presentation
    --------------------------------

Conectiv's consolidated condensed interim financial statements contained herein include the accounts of Conectiv and its majority-owned subsidiaries and reflect all adjustments necessary in the opinion of management for a fair presentation of Interim results. In accordance with regulations of the Securities and Exchange Commission (SEC), disclosures which would substantially duplicate the disclosures in Conectiv's 1998 Annual Report on Form 10-K have been omitted. Accordingly, Conectiv's consolidated condensed interim financial statements contained herein should be read in conjunction with Conectiv's 1998 Annual Report on Form 10-K and Part II of this Quarterly Report on Form 10-Q for additional relevant information.

On March 1, 1998, Conectiv became a holding company that owns Delmarva Power & Light Company (DPL), Atlantic City Electric Company (ACE) and other subsidiaries (the Merger). Under the purchase method of accounting, with DPL as the acquirer of Atlantic Energy, Inc. (Atlantic) and its subsidiaries, the Consolidated Statement of Income for the six months ended June 30, 1998 includes four months of results of operations for ACE and the nonutility subsidiaries formerly owned by Atlantic. For additional information about the Merger, see Note 4 to the Consolidated Financial Statements included in Conectiv's 1998 Annual Report on Form 10-K. See Note 4 to the Consolidated Financial Statements of this report for comparative pro forma information.

2.  Investment Income
    ------------------

ATE Investment, Inc. (ATE), a wholly-owned Conectiv subsidiary, holds a 94% limited partner interest in Enertech Capital Partners, L.P. (Enertech).
Enertech is a venture capital fund which invests in energy-related technology and Internet service companies. Enertech records its investments at fair value and includes gains and losses on changes in the fair value of its investments in income in accordance with industry practice. Conectiv accounts for ATE's investment in Enertech with the equity method of accounting. Conectiv's equity in pre-tax earnings of Enertech was $18.0 million ($10.6 million after-income taxes or $0.11 per common share) for the six months ended June 30, 1999. The pre-tax earnings are reported as "Other income" in the Consolidated Statement of Income. Conectiv's equity in earnings of Enertech was not significant in 1998. Due to the nature of Enertech's investments, its earnings may be volatile from period to period. Upon receiving SEC approval, ATE will be transferred to Conectiv Solutions LLC, or a subsidiary thereof, in connection with the establishment and funding of a captive insurance company.

3.  Employee Separation and Other Merger-Related Costs
    --------------------------------------------------

Enhanced retirement offers and other employee separation programs were utilized in 1998 to reduce the workforces of DPL, ACE, and other Conectiv subsidiaries. Shown on the following page are the effects on 1998 interim operating results of DPL employee separation costs, other Merger-related costs expensed, and the net gains which resulted from curtailments and settlements of pensions and other postretirement benefit obligations. The 1998 employee separation, relocation, and other Merger-related costs for Atlantic and its former subsidiaries were capitalized as costs of the Merger.

                                          Three Months     Six Months
                                              Ended          Ended
                                          June 30, 1998  June 30, 1998
                                          -------------  --------------
Operating Income (millions of dollars)        $14.3          $(26.3)
Net Income (millions of dollars)              $ 8.6          $(16.0)
Earnings Per Average Common Share             $0.09          $(0.18)

4.  Pro Forma Information (unaudited)
    ----------------------------------

Actual unadjusted operating results for the six months ended June 30, 1999 and pro forma unaudited financial information for the six months ended June 30, 1998, giving effect to the Merger as if it had occurred on January 1, 1998, are presented below. The pro forma information for the six months ended June 30, 1998 has not been adjusted to exclude the charge to earnings for employee separation and other Merger-related costs incurred by DPL which reduced operating income, net income, earnings applicable to common stock and earnings per average Conectiv common share by $26.3 million, $16.0 million, $16.0 million, and $0.18, respectively. The pro forma information presented below is not necessarily indicative of the results that would have occurred, or that will occur in the future.

                                               Six Months Ended
                                                   June 30,
(Dollars in Thousands, except              ------------------------
per share amounts)                            1999         1998
-----------------------------------------  ------------------------
                                            (Actual)    (Pro Forma)
Operating Revenues                         $1,749,065   $1,352,815
Operating Income                           $  188,396   $  152,626
Net Income                                 $   80,054   $   37,497
Earnings Applicable to Common Stock:
 Common stock                              $   77,424   $   35,152
 Class A common stock                      $    2,630   $    2,345
Average common shares outstanding (000)
 Common stock                                  99,326      101,034
 Class A common stock                           6,484        6,561
Basic and diluted earnings per average
share outstanding of:
 Common stock                              $     0.78   $     0.35
 Class A common stock                      $     0.41   $     0.36

5.  Common Stockholders' Equity
    ---------------------------

(A)  Conectiv Common Stock
     ---------------------

On May 11, 1999, Conectiv announced financial and strategic initiatives that included an offer to purchase approximately 14,000,000 shares of Conectiv common stock (Shares) at a price per Share not greater than $25.50 nor less than $23.50 (the Offer). In June 1999, Conectiv paid $358.9 million to purchase 14,075,338 Shares through the Offer at a price of $25.50 per Share, which was determined based on Dutch Auction procedures provided for in the Offer. As of June 30, 1999, the Shares purchased through the Offer were held as treasury shares and are classified as such on the Consolidated Balance Sheet. In accordance with the Restated Certificate of Incorporation of Conectiv, holders of shares of

Conectiv Class A common stock (Class A Shares) could participate in the Offer by electing to convert Class A Shares into Shares and tendering such Shares pursuant to the Offer. The 14,075,338 Shares purchased through the Offer included 1,308,788 Shares which were issued to (and tendered by) holders of 818,008 Class A Shares who elected to convert Class A Shares through the Offer. Holders of Class A Shares received 1.59997 Shares for each Class A Share converted.

The financial and strategic initiatives announced by Conectiv on May 11, 1999, included the intention to reduce the dividends on Shares to a targeted payout ratio of 40% to 60% of earnings per Share. On June 29, 1999, Conectiv's Board of Directors declared a quarterly dividend of $0.22 per Share. The previous quarterly dividend level was $0.385 per Share.

(B)  Conectiv Class A Common Stock
     -----------------------------

Earnings applicable to Class A Shares are equal to a percentage of the Atlantic Utility Group (AUG) earnings, which are earnings attributable to ACE's regulated electric utility business, as the business existed on August 9, 1996, less $40 million per year. The percentage of AUG earnings applicable to Class A Shares was 30% at the date of the Merger. Certain circumstances, as specified in the Restated Certificate of Incorporation of Conectiv, result in an adjustment to the percentage of AUG earnings applicable to Class A Shares. As discussed in
Note 5 (A) to the Consolidated Financial Statements, the number of Class A Shares outstanding decreased by 818,008 as a result of the Offer. Due to this reduction in the number of Class A Shares outstanding and in accordance with the Restated Certificate of Incorporation of Conectiv, the percentage of AUG earnings applicable to Class A shares decreased to 27.3% in June 1999, when the Offer was completed.

The calculation of earnings applicable to Class A Shares and summarized ACE financial information are presented below and on the following page. Under the purchase method of accounting, the Conectiv Consolidated Statement of Income for the six months ended June 30, 1998 includes ACE's operating results for the four months ended June 30, 1998.

Computation of Earnings Applicable to Class A Shares
 (Dollars in Thousands)(unaudited)

                                                       Three Months Ended
                                                    -------------------------           Six Months            Four Months
                                                     June 30,        June 30,              Ended                 Ended
                                                       1999            1998            June 30, 1999         June 30, 1998
                                                    --------         --------          -------------         -------------
 Net earnings (loss) of ACE [a]                     $ 14,345         $ 18,314            $  28,903              $ (9,067)
  Exclude:
   Employee separation and other
    Merger-related costs [a]                               -           (1,987)                   -                28,959
   Net loss (income) of nonutility activities             54              453                  (48)                  747
   Pro-rata portion of fixed amount
    of $40 million per year                          (10,000)         (10,000)             (20,000)              (13,333)
                                                    --------         --------            ---------              --------
 Net earnings of the AUG                               4,399            6,780                8,855                 7,306
 Percentage applicable to Class A Shares [b]            29.5%              30%                29.7%                   30%
                                                    --------         --------            ---------              --------
 Earnings applicable to Class A Shares              $  1,298         $  2,034            $   2,630              $  2,192
                                                    ========         ========            =========              ========

   [a] See Summarized Financial Information of Atlantic City Electric Company shown on the following page for additional information.

   [b] The percentage applicable to Class A Shares in a reporting period is a weighted average based on the number of days the percentage was in effect during the reporting period.

 Summarized Financial Information of Atlantic City Electric Company (Dollars in Thousands)(unaudited)

Income Statement Information
                                                                Three Months Ended
                                                             ------------------------    Six Months       Four Months
                                                             June 30,        June 30,       Ended            Ended
                                                               1999            1998     June 30, 1999    June 30, 1998
                                                             --------        --------   -------------    --------------
 Operating revenues                                          $246,143        $241,883       $490,982       $317,962
 Operating income (1)                                        $ 35,967        $ 46,028       $ 74,001       $  6,437
 Earnings (loss) applicable to common stock (1)              $ 14,345        $ 18,314       $ 28,903       $ (9,067)

  (1) Employee separation and other Merger-related costs for ACE reduced ACE's operating income and net earnings for the four months ended June 30, 1998 by $48.1 million and $29.0 million, respectively. For the three months ended June 30, 1998, ACE's operating income and net earnings increased by $3.4 million and $2.0 million, respectively, due to revision of ACE's estimated employee separation and other Merger-related costs. In the Consolidated Conectiv Financial Statements, these costs were capitalized as costs of the Merger.

Balance Sheet Information
                                              June 30,            December 31,
                                                1999                 1998
                                             ----------           ------------
  Current assets                             $  266,313           $  236,177
  Noncurrent assets                           2,085,134            2,131,045
                                             ----------           ----------
  Total assets                               $2,351,447           $2,367,222
                                             ==========           ==========

  Current liabilities                        $  284,899           $  236,546
  Noncurrent liabilities                      1,204,561            1,275,402
  Preferred stock                               125,181              125,181
  Common stockholder's equity                   736,806              730,093
                                             ----------           ----------
  Total capitalization and liabilities       $2,351,447           $2,367,222
                                             ==========           ==========

(C)  Changes in Consolidated Common Stockholders' Equity
     ---------------------------------------------------

Consolidated common stockholders' equity decreased from $1,843.2 million as of December 31, 1998, to $1,496.3 million as of June 30, 1999, primarily due to $358.9 million paid to purchase Shares through the Offer and $67.9 million of dividends declared on Shares and Class A Shares, partly offset by the $80.1 million of net income for the six months ended June 30, 1999.


6.  Debt
    ----

On May 26, 1999, Conectiv issued $250 million of 6.73% Medium Term Notes which mature as follows: $100 million in 2002; $50 million in 2003; $50 million in 2004; $30 million in 2005; and $20 million in 2006. Proceeds from the issuance of the Medium Term Notes and short-term borrowings under Conectiv's bank credit lines were used to finance the $358.9 million purchase of Shares pursuant to the Offer, as discussed in Note 5 (A) to the Consolidated Financial Statements.

In May 1999, DPL repaid at maturity $30 million of 7.50% Medium Term Notes and ACE repaid at maturity $30 million of 7.52% Medium Term Notes. In June 1999, ACE purchased $18.9 million of First Mortgage Bonds, which had an average interest rate of 6.88% and were scheduled to mature in 2013 ($6.4 million) and 2023 ($12.5 million).

Conectiv's consolidated short-term debt balance increased $223.9 million from the $376.1 million balance as of December 31, 1998, to $600.0 million (average interest rate of 5.26%) as of June 30, 1999. This increase resulted from financing $108.9 million of the purchase of Shares pursuant to the Offer with short-term debt, providing $94.7 million of funding for nonutility businesses and Conectiv's subsidiary service company, and interim financing requirements of $20.3 million for the utility businesses. Conectiv has two credit agreements that provide $800 million of borrowing capability as follows: (a) a $300 million credit agreement which has a five-year term that expires in February 2003; and
(b) a $500 million credit agreement which has a one-year term that expires in February 2000.


7.  Rate Matters
    ------------

The following information updates the disclosures previously made in Note 6, Rate Matters, to Conectiv's Consolidated 1998 Financial Statements included in Conectiv's 1998 Annual Report on Form 10-K.

NJBPU Summary Order

On June 9, 1999, ACE entered into a Stipulation of Settlement (Stipulation) with some of the parties to proceedings pending before the New Jersey Board of Public Utilities (NJBPU) concerning ACE's stranded costs, unbundled rates, and restructuring. The Stipulation was filed with the NJBPU. On July 15, 1999, the NJBPU approved the Stipulation with modifications and issued a summary order (Summary Order) detailing the modifications to the Stipulation. The NJBPU stated that a more detailed order would be issued at a later date.

In its Summary Order, the NJBPU directed ACE to implement a five percent aggregate rate reduction effective August 1, 1999. ACE also must implement at least an additional two percent rate reduction by January 1, 2001. By August 1, 2002, rates must be reduced by ten percent from the rates which were in effect as of April 30, 1997. ACE estimates that the initial rate reduction effective August 1, 1999, will reduce revenues by approximately $50 million (on an annualized basis, assuming fiscal year 1998 sales and revenues). Since an estimated $25 million of the revenue reduction results from the current level of the energy component of ACE's regulated revenues exceeding related energy costs, this portion of the revenue reduction should not affect earnings. The ultimate impact of the mandated rate reductions on ACE's net income depends, among other factors, on the nature and extent of cost reductions that may be realized by ACE.

The Summary Order also established minimum initial shopping credits for customers who choose an alternative electric supplier, from a system average
5.27 cents per kilowatt-hour (kWh), effective August 1, 1999, to a system average of 5.48 cents per kWh in 2003. These shopping credits include transmission costs and charges by ACE for Basic Generation Service (BGS) to be provided to retail customers who do not have a competitive electric power supplier. The Summary Order also approved the deferral mechanism contained in the Stipulation, in order to enable ACE to meet and sustain the rate reductions ordered by the NJBPU. The deferral mechanism provides for the accumulated deferral of costs (including BGS) and application of certain over-recovery credits, for ultimate recovery of the resultant net deferred balance, during the four years after the initial four-year transition period (Transition Period) commencing August 1, 1999. The NJBPU approved certain rates of return to be applied to the deferred balances.

The Summary Order provides that ACE may divest its nuclear and fossil fuel baseload units and transfer the remaining generating units to a non-utility affiliated company at net book value. The Summary Order provided that ACE shall be permitted the opportunity to recover 100% of the net stranded costs related to the generation units to be divested, subject to further NJBPU proceedings. The Summary Order further provided that ACE may also recover 100% of the stranded costs associated with power purchased from

Non-Utility Generators (NUGs). The Summary Order also provided for the securitization of amounts used to effect potential buyouts or buydowns of contracts with NUGs as well as limited incentives for ACE in the event of such contract restructuring.

The Summary Order does not provide for recovery of stranded costs associated with the electric generating units to be transferred to a non-utility affiliated company. See "Asset Impairments and Charges to Earnings" for additional information.

Delaware Electric Utility Restructuring Legislation

As previously reported, the Governor of Delaware signed the Electric Utility Restructuring Act of 1999 (the Delaware Act) on March 31, 1999. The Delaware Act phases-in customer choice of electricity suppliers during the period from October 1999 to October 2000. Assuming that a 7.5% rate reduction, as required by the Delaware Act, had been effective as of January 1, 1998, management estimates that the impact on revenue of DPL would have been to decrease revenue during the fiscal year ended December 31, 1998 by approximately $17 million. Under the Delaware Act, after the 7.5% rate reduction is implemented in October 1999, customer rates are held constant for 3 to 4 years, depending on customer rate class.

The Delaware Act makes DPL the provider of default service to customers who do not choose an alternative supplier for a period of 3 or 4 years for non-residential and residential customers, respectively. Thereafter, the Delaware Public Service Commission (DPSC) may conduct a bidding process to select the default supplier for such customers. The DPSC also has the authority under the Delaware Act to order DPL to divest its generating assets, as a last resort, to remedy any adverse effects of electricity supply market power. The DPSC also is authorized to establish licensing standards for electricity suppliers. Unless DPL asks the DPSC to make these functions competitive earlier, and the DPSC so orders, metering functions will be performed by DPL for 3 or 4 years after they may choose their electricity suppliers, for non-residential customers and residential customers, respectively.

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

Implementation of the Delaware Act is being overseen by the DPSC in several separate but related proceedings. The DPSC is expected to issue orders in these proceedings by August 31, 1999.

Maryland Electric Utility Restructuring Legislation

On April 2, 1999, the Maryland General Assembly passed the Electric Customer Choice and Competition Act of 1999 (the Maryland Act). On April 8, 1999, the Governor of Maryland signed the Maryland Act. The major elements of the Maryland Act include the following:

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

On May 5, 1999, DPL filed a proposed settlement, which was supplemented on August 4, 1999 to include an additional party, with the MPSC in DPL's pending restructuring proceeding. The proposed settlement is with most parties to the proceeding, including the MPSC Staff and the Office of People's Counsel. Included in the proposed settlement are the following provisions: (i) effective July 1, 2000, all of DPL's Maryland-retail customers will be eligible to select an alternative electricity supplier; (ii) for a period of at least 3 years thereafter, DPL will remain the supplier of "standard offer service" for customers who do not select an alternative electricity supplier; (iii) agreed-upon unbundled rates (including nuclear decommissioning costs and funding for low income energy assistance programs at an estimated level of between $2 and $3 million per year); (iv) the deregulation of DPL's generating facilities, such that electric rates would not be changed in the event DPL sells or transfers generating assets; (v) authorization to transfer DPL generating assets to one or more affiliates at net book value; (vi) the recovery of an estimated $8 million (Maryland retail basis) in stranded costs from non-residential customers; (vii) a 7.5% reduction in residential rates effective July 1, 2000 (representing a revenue reduction of approximately $12.5 million, on an annualized basis, assuming fiscal year 1998 sales and revenue levels); and (viii) effective July 1, 2000, "rate freezes" for 4 years for residential customers and 3 years for non-residential customers, subject to certain adjustments. In addition, under the proposed settlement, effective July 1, 2000, DPL customers with loads in excess of 300 kilowatts (kW) may elect to have meters installed and read by an alternative supplier. Prior to that date, another MPSC proceeding will be initiated to determine the level of, and recovery mechanism for, any DPL stranded metering costs. Other DPL customers will be eligible for competitive metering on April 1, 2002, as set forth in the Maryland Act.

The MPSC is expected to issue an order with respect to the proposed settlement by October 1, 1999.

Virginia Electric Utility  Restructuring Legislation

The Virginia Electric Utility Restructuring Act, signed into law on March 29, 1999, phases in retail electric competition beginning January 1, 2002.

Asset Impairments and Charges to Earnings

Management has made a preliminary estimate of the amount of stranded costs not expected to be recovered through regulated electricity delivery rates after the restructuring of the electric utility industry in the states in which ACE and DPL operate. Based on the Summary Order and the expected Delaware and Maryland restructuring orders, management expects that, in the third and/or fourth quarters of 1999, ACE's electricity supply business and DPL's electricity supply businesses in Delaware and Maryland will no longer be subject to the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result, ACE and DPL expect to apply the requirements of SFAS No. 101, "Regulated Enterprises--Accounting for the Discontinuation of Application of FASB Statement No. 71," and record extraordinary charges to earnings. As discussed on the next page, the portion of the expected extraordinary charge related to impairment of assets is determined in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of."

To estimate the impairment of electric generating plants of DPL and ACE in accordance with SFAS No. 121, the book value of each generating plant is first compared to the estimated future net operating cash flows of each generating plant. Any electric generating plant with undiscounted future net cash flows less than book value is considered impaired, and the plant's net future cash flows are discounted. The amount by which the book value of the impaired electric generating plants exceeds their discounted cash flows (or other estimate of fair value) is the estimated impairment amount.

DPL has purchased power contracts expected to be uneconomic when customer choice begins, and the stranded cost amount associated with these arrangements is estimated to be the net present value of the contracts' costs less the forecasted revenues from sales of the purchased power. The Summary Order provided for ACE to recover 100% of the stranded costs associated with power it purchases from NUGs.

The total amount that could be charged to earnings, on a consolidated basis, includes (a) the impairment amount for the electric generating plants of DPL and ACE, (b) the stranded cost amount for DPL's purchased power contracts, and (c) regulatory assets of DPL and ACE related to their electric generation businesses. The charge to earnings is reduced by the estimated cost recovery through regulated electricity delivery rates. Based on this methodology (giving effect to estimated cost recoveries), management currently estimates that the electric utility industry restructuring will result in an extraordinary after-tax charge to earnings during the third and /or fourth quarters of 1999 as follows:

DPL                      $300 million to $425 million
ACE                      $ 50 million to $ 75 million
                         ----------------------------
Consolidated Conectiv    $350 million to $500 million
                         ============================

Expected Sales of Electric Generating Plants

The financial and strategic initiatives announced by Conectiv on May 11, 1999, included the intention to solicit bids for the sale of over 2,000 megawatts (MW) of DPL's and ACE's nuclear and non-strategic baseload fossil electric generating plants. Conectiv intends to retain certain electric generating plants which are strategic to Conectiv's energy business. In June and July 1999, Conectiv distributed offering memoranda for the proposed sale of fossil and jointly-owned nuclear electric generating plants. Assuming the auction process goes as planned, the divestiture of the electric generating plants is expected to be completed by mid-2000. A summary of the electric generating plants which have been offered for sale is shown in the table below.

                  Consolidated Conectiv    DPL Generating Units    ACE Generating Units
                  ---------------------   ---------------------    ---------------------
                    MW of      Net Book    MW of     Net Book        MW of     Net Book
                   Capacity   Value (a)   Capacity  Value (a)      Capacity    Value (a)
                  ----------  ---------   --------  -----------    ---------  ----------
Fossil Units:
 Wholly-owned        1,640.0   $  595.3      954.0     $284.7          686.0     $310.6
 Jointly-owned         234.5       68.2      126.8       32.3          107.7       35.9
Jointly-owned
 nuclear units         714.0      656.2      331.0      245.5          383.0      410.7
                     -------   --------    -------     ------        -------     ------
                     2,588.5   $1,319.7    1,411.8     $562.5        1,176.7     $757.2
                     =======   ========    =======     ======        =======     ======

 (a) Net book value is as of December 31, 1998, and is stated in millions of dollars.

The net book value of some of the electric generating units offered for sale is expected to be written down in 1999 due to the impairment resulting from deregulation of the electricity supply business. Since an impaired electric generating unit is written down to its estimated fair market value net of estimated selling costs, the sale of an impaired electric generating plant is not expected to result in a significant gain or loss. Some of the electric generating plants which are not impaired may be sold at a gain. Under generally accepted accounting principles, the write-down of impaired assets is not reduced by expected future gains on sales of assets which are not impaired by electric utility industry restructuring; the gain on the sale of an asset is recognized when the sale occurs.

Potential gains which could be realized from the sale of certain of ACE's electric generating plants will reduce the amount of stranded cost recovery in accordance with the Summary Order. Accordingly, any such gain realized would not affect future earnings. DPL's agreements with some participants in restructuring proceedings being conducted by the DPSC and MPSC provide that electric rates will not be changed in the event DPL sells or transfers assets. Accordingly, subject to DPSC and MPSC approval of these agreements, the Delaware and Maryland portions of any gains, or losses, realized on the sale of DPL electric generating plants would affect future earnings. There can be no assurances, however, that DPL or ACE will elect or be able to sell any such electric generating plants, or that any gains will be realized from such sales of electric generating plants.

After the sale of electric generating plants is completed, management estimates that the net impact on retained earnings of asset impairments, stranded costs, and asset sales to be a charge of approximately $300 million to $400 million.


8.  Contingencies
    --------------

Environmental Matters
----------------------

Conectiv's subsidiaries are subject to regulation with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Conectiv's current liabilities include $3.0 million as of June 30, 1999 and December 31, 1998, respectively, for potential clean-up and other costs related to sites at which a Conectiv subsidiary is a potentially responsible party or alleged to be a third party contributor. Conectiv does not expect such future costs to have a material effect on its financial position or results of operations.

Nuclear Insurance
------------------

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

9.   Supplemental Cash Flow Information
     ----------------------------------

                                          Six Months Ended
                                              June 30,
                                          ----------------
                                           1999     1998
                                          -------  -------
Cash paid for:
(Dollars in thousands)
  Interest, net of amounts capitalized    $71,145  $57,768
  Income taxes, net of refunds            $65,520  $46,866

10.  Business Segments
     -----------------

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

The operating results for each business segment are evaluated based on a profit measure called "contribution to corporate," which is equal to operating revenues and other income less operating expenses other than corporate expenses. All Other business segments' contribution to corporate for the six-month period ended June 30, 1999 includes $18.0 million from ATE's investment in Enertech as discussed in Note 2 to the Consolidated Financial Statements.

For the six months ended June 30, 1998, the business segment revenues and contribution to corporate include the January and February 1998 operating results of the former Atlantic-owned companies and exclude Merger-related costs charged to expense.

                           Three Months Ended             Three Months Ended
                              June 30, 1999                  June 30, 1998
                     ------------------------------  ----------------------------
                                      Contribution                  Contribution
Business Segments      Revenues       to Corporate    Revenues      to Corporate
-----------------    ------------    --------------  ----------    --------------
                                      (Dollars in Thousands)
Energy:
  Generation         $ 213,716       $   53,784       $ 230,983    $   53,067
  Merchant             381,393            4,145         252,320         2,808
Power Delivery         177,761           61,340         161,222        68,532
All Other               78,863          (11,511)         39,514       (15,345)
                     -------------   --------------   ---------    --------------
                     $ 851,733 (1)   $  107,758 (2)   $ 684,039    $  109,062 (3)
                     =============   ==============   =========    ==============

(1) Includes intercompany revenues which are eliminated in consolidation as follows: Merchant business segment--$43,818; All Other business segments-- $5,435.
(2) The following items are subtracted from contribution to corporate to arrive at consolidated income before income taxes: (a) $15,388 of corporate costs not allocated to business segments, (b) $43,033 of interest expense and preferred dividends deducted after contribution to corporate, and (c) $504 of net Merger-related consolidation adjustments.
(3) To reconcile contribution to corporate to consolidated income before income taxes subtract (a) $13,344 of corporate expenses not allocated to business segments, (b) $41,769 of interest expense and preferred dividends deducted after contribution to corporate and (c) $1,047 of net Merger-related consolidation adjustments, and add $14,277, representing the net pre-tax expense credit for "Employee separation and other Merger-related costs," which are discussed in Note 3 to the Consolidated Financial Statements.

                               Six Months Ended                     Six Months Ended
                                June 30, 1999                        June 30, 1998
                     -----------------------------------  -----------------------------------
                                          Contribution                         Contribution
Business Segments        Revenues         to Corporate         Revenues        to Corporate
-----------------    ----------------   ----------------  -----------------  ----------------
                                            (Dollars in Thousands)
Energy:
  Generation         $    435,410       $    101,464      $     420,285      $    108,128
  Merchant                893,345              4,663            543,177            (1,358)
Power Delivery            374,727            148,132            314,437           134,584
All Other                 143,874             (9,524)            74,916           (30,414)
                     ----------------   ----------------  -----------------  ----------------
                     $  1,847,356 (1)   $    244,735 (2)  $   1,352,815 (3)  $    210,940 (4)
                     ================   ================  =================  ================

(1) Includes intercompany revenues which are eliminated in consolidation as follows: Merchant business segment--$92,488; All Other business segments-- $5,803.
(2) The following items are subtracted from contribution to corporate to arrive at consolidated income before income taxes: (a) $29,601 of corporate costs not allocated to business segments, (b) $83,437 of interest expense and preferred dividends deducted after contribution to corporate, and (c) $855 of net Merger-related consolidation adjustments.
(3) Includes $165,185 of revenues for January to February 1998 of the formerly Atlantic-owned companies which are excluded from consolidated revenues.
(4) The following items are subtracted from contribution to corporate to arrive at consolidated income before income taxes: (a) $20,914 for the January to February 1998 contribution to corporate of the formerly Atlantic-owned companies, (b) $26,346 of employee separation and other Merger-related costs, (c) $32,389 of corporate expenses not allocated to business segments,
    (d) $66,969 of interest expense and preferred dividends deducted after contribution to corporate, and (e) $1,047 of net Merger-related consolidation adjustments.

11. Accounting for Energy Trading and Risk Management Activities
    ------------------------------------------------------------

In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delays the required implementation date for SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," until all fiscal quarters of all fiscal years beginning after June 15, 2000. Reporting entities may elect to adopt SFAS No. 133 prior to the required implementation date. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as assets or liabilities in the balance sheet and be measured at fair value. Under specified conditions, a derivative may be designated as a hedge. The change in the fair value of derivatives which are not designated as hedges is recognized in earnings. For derivatives designated as hedges of changes in the fair value of an asset or liability, or as a hedge of exposure to variable cash flows of a forecasted transaction, earnings are affected to the extent the hedge does not match offsetting changes in the hedged item. Conectiv currently cannot determine the effect that SFAS No. 133 will have on its financial statements.

On January 1, 1999, Conectiv adopted the Emerging Issues Task Force (EITF) consensus EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" under which contracts entered into in connection with energy trading activities are marked to market, with gains and losses (unrealized and realized) included in earnings. Implementation of EITF 98-10 did not have a material impact on net income.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial and Strategic Initiatives
-----------------------------------

Conectiv's plans and actions pursuant to the financial and strategic initiatives announced on May 11, 1999 are summarized below.

 .  Recapitalization
   ----------------

In June 1999, Conectiv paid $358.9 million to purchase 14.1 million shares of Conectiv common stock (Shares), including 1.3 million Shares issued to (and tendered by) holders of shares of Conectiv Class A common stock (Class A Shares) who converted their Class A Shares to Shares in order to participate in the Offer. The Shares purchased were financed through the issuance of debt, including $250 million of 6.73% Medium Term Notes and $108.9 million of short-term debt. The recapitalization reduced the number of Shares and Class A Shares outstanding by 12.8 million and 0.8 million, respectively, increased total debt by $358.9 million, and increased annualized interest expense by $22.6 million, assuming 5.3% (Conectiv's June 30, 1999 short-term debt interest rate) for interest on short-term debt.

Without giving effect to any other factors that could affect future earnings, based on (a) earnings applicable to Shares for the twelve months ended June 30, 1999 of $185.5 million, (b) 12.8 million fewer Shares outstanding as a result of the Offer, and (c) the assumed $22.6 million increase in annual interest expense, management expects the recapitalization should increase annual earnings per Share by approximately $0.08 to $0.10 per Share. Since the recapitalization occurred in mid-year, management expects earnings per Share in 1999 should increase by $0.04 to $0.05 from the recapitalization.

Primarily due to the recapitalization, total long- and short-term debt, as a percentage of total capitalization including short-term debt, increased to 60.5% as of June 30, 1999 from 52.2% as of December 31, 1998. Over the next several years, debt leverage is expected to be reduced as additional cash from lower dividends and the proposed sale of certain electric generating units is applied towards debt reduction. There can be no assurances, however, that Conectiv will be successful in effecting the sale of such electric generating units or that the proceeds from such sale would be sufficient to permit debt reduction.

 .  Dividend Reduction
   ------------------

On June 29, 1999, Conectiv's Board of Directors declared a quarterly dividend of $0.22 per Share, as compared to the previous quarterly dividend level of $0.385 per Share. Conectiv's Board of Directors has announced an intention to pay out 40% to 60% of earnings per Share as dividends. This targeted payout ratio reflects the restructuring of the utility industry and the increasingly competitive nature of Conectiv's businesses. The lower payout ratio will increase Conectiv's financing flexibility and increase the potential for business growth by retaining a higher proportion of earnings for reinvestment in the business or other purposes such as retirement of debt. The reduction in the dividend rate per Share and the lower number of Shares and Class A Shares outstanding will decrease annualized dividend payments by approximately $80.2 million.

 .  Expected Sales of Electric Generating Plants
   --------------------------------------------
For information concerning "Expected Sales of Electric Generating Plants," see this caption herein under "Electric Utility Industry Restructuring."

 .  Strategic Business Focus
   ------------------------

Management believes that Conectiv's growth opportunities are in its energy, telecommunications and regulated electric and gas delivery businesses. These businesses comprise Conectiv's focus on providing vital services to customers and allow Conectiv to concentrate on solidifying and expanding its customer relationships. Management intends to center the energy business initially on 2,000 MW of flexible, low-cost generating units that back Conectiv's Merchant capabilities. Conectiv also will focus resources on growing its facilities-based telecommunications business. See "Other Services Revenues" for information about Conectiv's telecommunication's subsidiary, Conectiv Communications, Inc. (CCI).

 .  Productivity Improvements and Cost Reductions
   ---------------------------------------------

Conectiv recently initiated a comprehensive cost improvement program with a renewed focus on improving productivity and continuing to realize Merger synergies in its core business processes, with a goal of $25 million in cost reductions over the next 12 to 18 months. Over the longer term, management plans to review all business processes and expenses to accelerate process improvements and achieve sustained cost reductions. Management is currently identifying initial positions to be eliminated and expects to record the related employee separation expenses in the third quarter of 1999.

Electric Utility Industry Restructuring
----------------------------------------

Revenue Reductions and Earnings Impact

As previously reported, provisions for customer rate reductions included in electric utility industry restructuring legislation become effective when customer choice begins in August 1999 in New Jersey, in October 1999 in Delaware, and in July 2000 in Maryland. Without reflecting other factors, the initial reduction in Conectiv's annual electric utility revenues due to the restructuring legislation rate reductions is estimated to be approximately $80 million in total (on an annualized basis, assuming fiscal year 1998 sales and revenues). Since an estimated $25 million of the revenue reduction results from the current level of the energy component of ACE's regulated revenues exceeding related energy costs, this portion of the revenue reduction should not affect earnings.

The deregulation of electricity traditionally supplied by regulated utilities will involve deregulation of revenue streams associated with the previously regulated electricity supply service. Accordingly, the impact on Conectiv's earnings of deregulating the supply of electricity depends on various factors in addition to the mandated revenue reductions. The return on the proceeds from the expected sale of power plants compared to returns earned on such power plants prior to their sale will impact future earnings. The performance and operating results of deregulated power plants, which previously were subject to rate regulation, will also impact earnings. Conectiv's future earnings will also be affected by its ability to achieve cost reductions and streamline operations. As discussed above, Conectiv's productivity improvement and cost reduction program announced in May 1999 seeks to reduce costs by $25 million over the next 12 to 18 months. Depreciation costs for generating assets will also decrease due to a lower book value after impairment write-downs and due to the sale of certain generating assets. Also, certain costs which had previously been deferred under SFAS No. 71 will now be charged to expense in the period incurred.

NJBPU Summary Order

On June 9, 1999, ACE entered into a Stipulation of Settlement (Stipulation) with some of the parties to proceedings pending before the New Jersey Board of Public Utilities (NJBPU) concerning ACE's stranded costs, unbundled rates, and restructuring. The Stipulation was filed with the NJBPU. On July 15, 1999, the NJBPU approved the Stipulation with modifications and issued a summary order (Summary Order) detailing the modifications to the Stipulation. The NJBPU stated that a more detailed order would be issued at a later date.

In its Summary Order, the NJBPU directed ACE to implement a five percent aggregate rate reduction effective August 1, 1999. ACE also must implement at least an additional two percent rate reduction by January 1, 2001. By August 1, 2002, rates must be reduced by ten percent from the rates which were in effect as of April 30, 1997. ACE estimates that the initial rate reduction effective August 1, 1999, will reduce revenues by approximately $50 million (on an annualized basis, assuming fiscal year 1998 sales and revenues). Since an estimated $25 million of the revenue reduction results from the current level of the energy component of ACE's regulated revenues exceeding related energy costs, this portion of the revenue reduction should not affect earnings. For additional information, see "Revenue Reductions and Earnings Impact" on the preceding page.

The Summary Order also established minimum initial shopping credits for customers who choose an alternative electric supplier, from a system average
5.27 cents per kWh, effective August 1, 1999, to a system average of 5.48 cents per kWh in 2003. These shopping credits include transmission costs and charges by ACE for Basic Generation Service (BGS) to be provided to retail customers who do not have a competitive electric power supplier. The Summary Order also approved the deferral mechanism contained in the Stipulation, in order to enable ACE to meet and sustain the rate reductions ordered by the NJBPU. The deferral mechanism provides for the accumulated deferral of costs (including BGS) and application of certain over-recovery credits, for ultimate recovery of the resultant net deferred balance, during the four years after the initial four-year transition period (Transition Period) commencing August 1, 1999. The NJBPU approved certain rates of return to be applied to the deferred balances.

The Summary Order provides that ACE may divest its nuclear and fossil fuel baseload units and transfer the remaining generating units to a non-utility affiliated company at net book value. The Summary Order provided that ACE shall be permitted the opportunity to recover 100% of the net stranded costs related to the generation units to be divested, subject to further NJBPU proceedings. The Summary Order further provided that ACE may also recover 100% of the stranded costs associated with power purchased from Non-Utility Generators
(NUGs). The Summary Order also provided for the securitization of amounts used to effect potential buyouts or buydowns of contracts with NUGs as well as limited incentives for ACE in the event of such contract restructuring.

The Summary Order does not provide for recovery of stranded costs associated with the electric generating units to be transferred to a non-utility affiliated company. See "Asset Impairments and Charges to Earnings" for additional information.

Delaware Electric Utility Restructuring Legislation

As previously reported, the Governor of Delaware signed the Electric Utility Restructuring Act of 1999 (the Delaware Act) on March 31, 1999. The Delaware Act phases-in customer choice of electricity suppliers during the period from October 1999 to October 2000. Assuming that a 7.5% rate reduction, as required by the Delaware Act, had been effective as of January 1, 1998, management estimates that the impact on revenue of DPL would have been to decrease revenue during the fiscal year ended December 31, 1998 by approximately $17 million. Under the Delaware Act, after the 7.5% rate reduction is implemented in October 1999, customer rates are held constant for 3 to 4 years, depending on customer rate class.

The Delaware Act makes DPL the provider of default service to customers who do not choose an alternative supplier for a period of 3 or 4 years for non-residential and residential customers, respectively. Thereafter, the Delaware Public Service Commission (DPSC) may conduct a bidding process to select the default supplier for such customers. The DPSC also has the authority under the Delaware Act to order DPL to divest its generating assets, as a last resort, to remedy any adverse effects of electricity supply market power. The DPSC also is authorized to establish licensing standards for electricity suppliers. Unless DPL asks the DPSC to make these functions competitive earlier, and the DPSC so orders, metering functions will be performed by DPL for 3 or 4 years after they may choose their electricity suppliers, for non-residential customers and residential customers, respectively.

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

Implementation of the Delaware Act is being overseen by the DPSC in several separate but related proceedings. The DPSC is expected to issue orders in these proceedings by August 31, 1999.

Maryland Electric Utility Restructuring Legislation

On April 2, 1999, the Maryland General Assembly passed the Electric Customer Choice and Competition Act of 1999 (the Maryland Act). On April 8, 1999, the Governor of Maryland signed the Maryland Act. The major elements of the Maryland Act include the following:

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

On May 5, 1999, DPL filed a proposed settlement, which was supplemented on August 4, 1999 to include an additional party, with the MPSC in DPL's pending restructuring proceeding. The proposed settlement is with most parties to the proceeding, including the MPSC Staff and the Office of People's Counsel. Included in the proposed settlement are the following provisions: (i) effective July 1, 2000, all of DPL's Maryland-retail customers will be eligible to select an alternative electricity supplier; (ii) for a period of at least 3 years thereafter, DPL will remain the supplier of "standard offer service" for customers who do not select an alternative electricity supplier; (iii) agreed-upon unbundled rates (including nuclear decommissioning costs and funding for low income energy assistance programs at an estimated level of between $2 and $3 million per year); (iv) the deregulation of DPL's generating facilities, such that electric rates would not be changed in the event DPL sells or transfers generating assets; (v) authorization to transfer DPL generating assets to one or more affiliates at net book value; (vi) the recovery of an estimated $8 million (Maryland retail basis) in stranded costs from non-residential customers; (vii) a 7.5% reduction in residential rates effective July 1, 2000 (representing a revenue reduction of approximately $12.5 million, on an annualized basis assuming fiscal year 1998 sales and revenue levels); and (viii) effective July 1, 2000, "rate freezes" for 4 years for residential customers and 3 years for non-residential customers, subject to certain adjustments. In addition, under the proposed settlement, effective July 1, 2000, DPL customers with loads in excess of 300 kilowatts (kW) may elect to have meters installed and read by an alternative supplier. Prior to that date, another MPSC proceeding will be initiated to determine the level of, and recovery mechanism for, any DPL stranded metering costs. Other DPL customers will be eligible for competitive metering on April 1, 2002, as set forth in the Maryland Act.

The MPSC is expected to issue an order with respect to the proposed settlement by October 1, 1999.

Virginia Electric Utility Restructuring Legislation

The Virginia Electric Utility Restructuring Act, signed into law on March 29, 1999, phases in retail electric competition beginning January 1, 2002.

Asset Impairments and Charges to Earnings

Management has made a preliminary estimate of the amount of stranded costs not expected to be recovered through regulated electricity delivery rates after the restructuring of the electric utility industry in the states in which ACE and DPL operate. Based on the Summary Order and the expected Delaware and Maryland restructuring orders, management expects that, in the third and/or fourth quarters of 1999, ACE's electricity supply business and DPL's electricity supply businesses in Delaware and Maryland will no longer be subject to the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result, ACE and DPL expect to apply the requirements of SFAS No. 101, "Regulated Enterprises--Accounting for the Discontinuation of Application of FASB Statement No. 71," and record extraordinary charges to earnings. As discussed below, the portion of the expected extraordinary charge related to impairment of assets is determined in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of."

To estimate the impairment of electric generating plants of DPL and ACE in accordance with SFAS No. 121, the book value of each generating plant is first compared to the estimated future net operating cash flows of each generating plant. Any electric generating plant with undiscounted future net cash flows less than book value is considered impaired, and the plant's net future cash flows are discounted. The amount by which the book value of the impaired electric generating plants exceeds their discounted cash flows (or other estimate of fair value) is the estimated impairment amount.

DPL has purchased power contracts expected to be uneconomic when customer choice begins, and the stranded cost amount associated with these arrangements is estimated to be the net present value of the contracts' costs less the forecasted revenues from sales of the purchased power. The Summary Order provided for ACE to recover 100% of the stranded costs associated with power it purchases from NUGs.

The total amount that could be charged to earnings, on a consolidated basis, includes (a) the impairment amount for the electric generating plants of DPL and ACE, (b) the stranded cost amount for DPL's purchased power contracts, and (c) regulatory assets of DPL and ACE related to their electric generation businesses. The charge to earnings is reduced by the estimated cost recovery through regulated electricity delivery rates. Based on this methodology (giving effect to estimated cost recoveries), management currently estimates that the electric utility industry restructuring will result in an extraordinary after-tax charge to earnings during the third and /or fourth quarters of 1999 as follows:

DPL                      $300 million to $425 million
ACE                      $ 50 million to $ 75 million
                         ----------------------------
Consolidated Conectiv    $350 million to $500 million
                         ============================

Expected Sales of Electric Generating Plants

The financial and strategic initiatives announced by Conectiv on May 11, 1999, included the intention to solicit bids for the sale of over 2,000 megawatts (MW) of DPL's and ACE's nuclear and non-strategic baseload fossil electric generating plants. Conectiv intends to retain certain electric generating plants which are strategic to Conectiv's energy business. In June and July 1999, Conectiv distributed offering memoranda for the proposed sale of fossil and jointly-owned nuclear electric generating plants. Assuming the auction process goes as planned, the divestiture of the electric generating plants is expected to be completed by mid-2000. A summary of the electric generating plants which have been offered for sale is shown in the table below.


                  Consolidated Conectiv      DPL Generating Units      ACE Generating Units
                  ---------------------      ---------------------     ---------------------
                    MW of      Net Book      MW of       Net Book      MW of       Net Book
                   Capacity   Value (a)      Capacity    Value (a)     Capacity    Value (a)
                  ---------   ---------      --------    ---------     --------    ---------
Fossil Units:
 Wholly-owned       1,640.0    $  595.3        954.0       $284.7        686.0        $310.6
 Jointly-owned        234.5        68.2        126.8         32.3        107.7          35.9
Jointly-owned
 nuclear units        714.0       656.2        331.0        245.5        383.0         410.7
                    -------    --------      -------       ------      -------        ------
                    2,588.5    $1,319.7      1,411.8       $562.5      1,176.7        $757.2
                    =======    ========      =======       ======      =======        ======

 (a) Net book value is as of December 31, 1998, and is stated in millions of dollars.

The net book value of some of the electric generating units offered for sale is expected to be written down in 1999 due to the impairment resulting from deregulation of the electricity supply business. Since an impaired electric generating unit is written down to its estimated fair market value net of estimated selling costs, the sale of an impaired electric generating plant is not expected to result in a significant gain or loss. Some of the electric generating plants which are not impaired may be sold at a gain. Under generally accepted accounting principles, the write-down of impaired assets is not reduced by expected future gains on sales of assets which are not impaired by electric utility industry restructuring; the gain on the sale of an asset is recognized when the sale occurs.

Potential gains which could be realized from the sale of certain of ACE's electric generating plants will reduce the amount of stranded cost recovery in accordance with the Summary Order. Accordingly, any such gain realized would not affect future earnings. DPL's agreements with some participants in restructuring proceedings being conducted by the DPSC and MPSC provide that electric rates will not be changed in the event DPL sells or transfers assets. Accordingly, subject to DPSC and MPSC approval of these agreements, the Delaware and Maryland portions of any gains, or losses, realized on the sale of DPL electric generating plants would affect future earnings. There can be no assurances, however, that DPL or ACE will elect or be able to sell any such electric generating plants, or that any gains will be realized from such sales of electric generating plants.

After the sale of electric generating plants is completed, management estimates that the net impact on retained earnings of asset impairments, stranded costs, and asset sales to be a charge of approximately $300 million to $400 million.

Intent to Renegotiate Purchased Power Contracts

ACE has four NJBPU-approved long-term power purchase contracts with NUGs. ACE continues to negotiate buyouts and buydowns of these contracts, which would be subject to NJBPU and other approvals, including NJBPU authorization to recover any contract buyout and buydown costs through the issuance of transition bonds, as permitted by the New Jersey Act. The financial commitments associated with such buyouts and buydowns could be substantial. Management cannot currently predict the outcome of contract buyout and buydown negotiations or the costs associated with such efforts. There can be no assurances, moreover, that the NJBPU will approve the issuance of transition bonds for such costs or that ACE will be able to issue and sell any such bonds.

On May 7, 1999, ACE and a NUG, with which ACE has a long-term power purchase contract, signed a letter of intent ("LOI") relating to a transaction which could ultimately result in the termination of such existing contract. The LOI calls for the negotiation of a definitive agreement and the establishment of necessary arrangements associated with the termination. Upon receipt of corporate and regulatory approvals (including NJBPU approval), the agreement would require, among other things, a substantial payment by ACE to the NUG (estimated to be in excess of $100 million) and establishment of a new, substitute long-term power contract between the NUG and a new power purchaser. Management cannot predict whether the LOI will result in the negotiation of a definitive agreement or if such an agreement would receive the necessary approvals. On July 27, 1999, ACE and the NUG issued a request for proposals from parties prospectively interested in becoming a purchaser under the substitute power contract.

On July 30, 1999, ACE made a conditional offer to another non-utility supplier (in which an affiliate has a 50% interest) with which it has a long-term power purchase contract, to effect the termination of the power contract. Such conditional offer has not yet been accepted and, if it were to be accepted, it would also be subject to receipt of corporate and regulatory approvals. In accordance with such offer, the termination would require a substantial payment to the power producer (in excess of $200 million) by ACE. It is not possible for management to predict at this time the ultimate outcome of such offer.


Delaware Retail Natural Gas Pilot Program

On April 27, 1999, the DPSC approved DPL's plan for a natural gas pilot program. Beginning on July 1, 1999, 15,000 current DPL residential natural gas customers and 1,500 current DPL commercial natural gas customers will be able to choose a natural gas supplier other than DPL. The pilot program is expected to last two years, with third-party gas supply beginning on November 1, 1999.

Earnings Summary
----------------

In the second quarter of 1999, earnings applicable to Shares were $30.1 million, or $0.31 per average Share (98,120,000 average Shares). In the second quarter of 1998, earnings applicable to Shares of $37.3 million, or $0.37 per Share (101,063,000 average Shares) included a non-recurring gain, primarily for settling pension obligations to separated DPL employees, which increased earnings applicable to Shares and earnings per average Share in the second quarter of 1998 by $8.6 million and $0.09, respectively. Excluding the non-recurring gain of $0.09 per average Share in the second quarter of last year, earnings per average Share increased by $0.03 due primarily to higher Other Income, mainly from non-utility investments, and a lower average number of Shares outstanding, due to the Offer.

In accordance with the purchase method of accounting and based on the Merger date of March 1, 1998, Conectiv's consolidated operating results for the first six months of 1998 include four months of operating results for ACE and the nonutility businesses formerly owned by Atlantic.

Earnings applicable to Shares were $77.4 million, or $0.78 per average Share (99,326,000 average Shares) for the six months ended June 30, 1999, compared to earnings applicable to Shares of $33.2 million, or $0.38 per average Share (87,874,000 average Shares) for the six months ended June 30, 1998. Earnings for the six months ended June 30, 1999 included $10.6 million, or $0.11 per average Share, from equity in earnings of a venture capital fund, whereas earnings for the six months ended June 30, 1998 included a charge of $16.0 million, or $0.18 per average Share, for Merger-related expenses, including employee severance. Excluding these two unusual items, earnings per average Share were $0.67 for the first six months of 1999 compared to $0.56 for the first six months of 1998. The $0.11 increase in earnings per average Share (as adjusted) was primarily attributed to higher regulated retail electric and gas sales, which increased mainly due to colder winter weather than last year and higher gross margins earned from non-regulated, Merchant electricity and gas sales. The operations of Conectiv's telecommunications business, HVAC business, and competitive retail energy business resulted in a net after-tax loss of $18.9 million ($0.19 per Share) in the first six months of 1999, compared to a net after-tax loss of $15.0 million ($0.17 per Share) in the first six months of 1998.

The average number of Shares outstanding increased in the current six-month period primarily due to two additional months outstanding of Shares issued to Atlantic stockholders concurrent with the March 1998 Merger, slightly offset by the effect of Shares purchased in June 1999 through the Offer. The earnings per Share dilution for the six-month period attributed to the higher average number of Shares outstanding was offset by the additional two months of earnings contributed in 1999 by the former Atlantic-owned companies.

Earnings applicable to Class A Shares were $1.3 million or $0.20 per average Class A Share for the second quarter of 1999, compared to $2.0 million or $0.31 per average Class A Share for the second quarter of 1998. Earnings applicable to Class A Shares were $2.6 million or $0.41 per average Class A Share for the six months ended June 30, 1999, compared to $2.2 million or $0.33 per average Class A Share for the six months ended June 30, 1998. The variances in earnings applicable to Class A Shares and earnings per average Class A Share are mainly due to earnings variances for ACE. The increase in earnings applicable to Class A Shares for the six-month period also reflects the two additional months of ACE's operating results included in consolidated earnings for the six months ended June 30, 1999. For additional information, see Note 5 (B) to the Consolidated Financial Statements.

Dividends declared per Class A Share were $0.80 and $1.60 for the three and six months ended June 30, 1999, respectively, compared to earnings applicable to Class A Shares of $0.20 and $0.41 per average Class A Share for the same respective periods.

Electric Revenues
-----------------

The table below shows the amounts of electric revenues earned which are subject to price regulation (Regulated) and which are not subject to price regulation (Non-regulated).

                                   Three Months Ended   Six Months Ended
                                        June 30,             June 30,
                                   ------------------  ------------------
                                     1999      1998      1999      1998
                                   --------  --------  --------  --------
                                           (Dollars in millions)
Regulated electric revenues          $491.7    $492.0  $  991.7    $802.2
Non-regulated electric revenues        61.8      34.4     125.1      78.3
                                     ------    ------  --------    ------
Total electric revenues              $553.5    $526.4  $1,116.8    $880.5
                                     ======    ======  ========    ======

Fluctuations in electric revenues from regulated resale and interchange sales, and non-regulated Merchant and competitive retail electricity sales, generally do not impact earnings to the same extent as fluctuations in regulated retail electricity sales. Gross margin percentages earned from regulated and non-regulated bulk power sales and competitive retail electricity sales are generally lower than the gross margin percentages earned in regulated retail electricity markets due to product and pricing differences. Also, interchange revenues are currently included in energy adjustment clauses, resulting in no earnings effect from gross margins on these sales. After restructuring becomes effective, gross margins from interchange revenues generally will affect earnings and gross margins from regulated retail electricity sales will decrease due to rate reductions provided for in restructuring legislation and related settlements.

Consolidated electric revenues increased by $27.1 million, from $526.4 million for the second quarter of 1998 to $553.5 million for the second quarter of 1999. The $27.1 million increase was primarily from bulk sales of power by Conectiv's Merchant group and competitive retail electricity sales. Bulk sales of power by Conectiv's Merchant group increased due to higher selling prices and sales volumes. Competitive retail electricity sales increased mainly due to higher sales in Pennsylvania, which introduced customer choice of electric suppliers to most Pennsylvania electricity consumers during 1999. For regulated sales of electricity, a $9.6 million revenue increase from a 1.2% increase in retail kWh sold and higher billings of services related to the electricity delivery business was offset by a $4.8 million decrease in interchange revenues and a $5.1 million decrease in resale revenues. Resale revenues decreased principally due to lower kWh sales to DPL's largest resale customer (Old Dominion Electric Cooperative, or ODEC), reflecting the 60 MW load reduction effective September 1, 1998.

Consolidated electric revenues increased by $236.3 million, from $880.5 million for the first six months of 1998 to $1,116.8 million for first six months of 1999. Regulated electric revenues increased $189.5 million, primarily due to a $163.5 million increase for two additional months of ACE's revenues in the current reporting period, with the remaining $26.0 million increase comprised of the following items: (a) a $20.2 million increase in interchange revenues, (b) a $12.2 million revenue increase from a 3.5% increase in retail kWh sold and higher billings of services related to the electricity delivery business, and
(c) a $6.4 million decrease in resale revenues, largely due to ODEC's 60 MW load reduction. The 3.5% regulated retail kWh sales increase was due to colder winter weather, which caused greater kWh usage than last year for heating, and a 1.3% increase in the number of customers.

Non-regulated electric revenues increased $46.8 million for the six months ended June 30, 1999, compared to the same period last year. This increase reflects higher selling prices and sales volumes for bulk power sales by Conectiv's Merchant group and increased competitive retail electricity sales, mainly due to higher sales in Pennsylvania, where most consumers gained choice of electric suppliers in 1999.

Gas Revenues
------------

The table below shows the amounts of gas revenues earned which are subject to price regulation (Regulated) and which are not subject to price regulation (Non-regulated).

                              Three Months Ended  Six Months Ended
                                   June 30,            June 30,
                              ------------------  ----------------
                                1999      1998     1999     1998
                              ---------  -------  ------  --------
                                     (Dollars in millions)
Regulated gas revenues           $ 22.8    $20.9  $ 75.4    $ 66.0
Non-regulated gas revenues        110.4     52.0   349.6     122.7
                                 ------    -----  ------    ------
Total gas revenues               $133.2    $72.9  $425.0    $188.7
                                 ======    =====  ======    ======

Regulated gas revenues increased $9.4 million for the six-month period ended June 30, 1999, due primarily to a 14.2% increase in residential gas sales (based on cubic feet sold) from colder winter weather, which caused more cubic feet of gas to be used to operate heating systems. Higher average rates charged under the energy adjustment clause also contributed to the increase. Non-regulated gas revenues increased $58.4 million for the three-month period and $226.9 million for the six-month period, mainly due to higher volumes of bulk gas sales. The margin earned from non-regulated bulk gas sales in excess of related purchased gas costs is relatively small mainly due to the competitive nature of bulk commodity sales.

Other Services Revenues
-----------------------

Other services revenues were comprised of the following:

                                   Three Months Ended  Six Months Ended
                                        June 30,           June 30,
                                   ------------------  ----------------
                                    1999        1998    1999     1998
                                   -------    -------  ------  --------
                                           (Dollars in millions)
Fuel oil and gasoline               $ 45.8      $40.2  $ 83.3    $ 40.2
HVAC                                  38.3       21.8    65.0      42.1
Telecommunications                     7.4        1.0    13.5       1.4
Thermal systems                        6.4        6.7    12.3       8.7
Operation of power plants              7.2        5.6    13.3      11.1
Solutions (1)                          4.5        1.8     9.2       3.6
Other                                  6.2        7.6    10.6      11.3
                                    ------      -----  ------    ------
 Total                              $115.8      $84.7  $207.2    $118.4
                                    ======      =====  ======    ======

(1) Refer to page I-3 of Conectiv's 1998 Annual Report on Form 10-K for a description of this business.

As shown in the preceding table, other services revenues increased to $115.8 million in the second quarter of 1999, from $84.7 million in the second quarter of 1998. The $31.1 million revenue increase for the second quarter was mainly due to additional acquisitions of HVAC service businesses, expansion of Conectiv's telecommunications business, and higher sales of fuel oil and gasoline. For the six months ended June 30, 1999, other services revenues increased to $207.2 million from $118.4 million for the six months ended June 30, 1998. The $88.8 million increase for the six-month period was primarily due to an additional three months of revenues from a business acquired by Conectiv in March 1998 which distributes fuel oil and gasoline, additional acquisitions of HVAC service businesses, and expansion of Conectiv's telecommunications and Solutions businesses.

As shown in the table above, CCI's revenues were $7.4 million in the second quarter of 1999 compared to $1.0 million in the second quarter of 1998. CCI had sold about 56,000 access line equivalents as of June 30, 1999, which is a 75% increase in comparison to 32,000 access line equivalents as of December 31, 1998. Among other services, CCI offers customers bundled local and long-distance phone service and a seven cents per minute rate on outbound toll calls to anywhere in Delaware, New Jersey, Maryland and Pennsylvania. In June 1999, CCI purchased an Internet service provider which offers dedicated and dial-up Internet service, consulting, data security, and web services. This acquisition combined with CCI's DSL (digital subscriber line--a high speed Internet connection) service, enables CCI to provide end-to-end Internet service.

Operating Expenses
------------------

Electric Fuel and Purchased Energy

Electric fuel and purchased energy increased $10.9 million in the second quarter of 1999 due to higher regulated and non-regulated electricity sales and a higher average cost per kWh of output. The $10.9 million increase was reduced by a $21.2 million decrease in energy expense recorded pursuant to regulated energy adjustment clauses.

Electric fuel and purchased energy increased $103.8 million in the current six month period, with the additional two months of ACE's operations in the current period accounting for $50.3 million of the total increase. The remaining $53.5 million of the increase was primarily due to higher regulated and non-regulated electricity sales and a higher average cost per kWh of output. The $53.5 million increase was reduced by a $15.7 million decrease in energy expense recorded pursuant to regulated energy adjustment clauses.

Gas Purchased

Gas purchased increased by $56.7 million to $119.2 million for the second quarter of 1999, and by $229.6 million to $390.8 million for the first six months of 1999. These increases were mainly due to larger volumes of gas purchased for resale off-system and to satisfy higher on-system sales demand due to the colder winter weather.

Other Services Cost of Sales

Other services cost of sales increased by $25.3 million and $75.5 million for the second quarter and the six-month period, respectively, primarily due to higher volumes of HVAC services provided and increased volumes of fuel oil and gasoline sold.

Purchased Electric Capacity

Purchased electric capacity costs increased $5.9 million for the second quarter and $5.5 million for the six-month period (excluding $28.0 million attributable to the two additional months of ACE's operations in 1999), due to higher capacity requirements associated with energy supplied within and outside of DPL's and ACE's regulated service territories.

Employee Separation and Other Merger-Related Costs

Enhanced retirement offers and other employee separation programs were utilized in 1998 to reduce the workforces of DPL, ACE, and other Conectiv subsidiaries. Earnings for the second quarter of 1998 include a non-recurring gain of $14.3 million ($8.6 million after-taxes, or $0.09 per Share), primarily for settling pension obligations to separated DPL employees. For the six months ended June 30, 1998, the net costs of the DPL employee separation programs and other Merger-related costs expensed were $26.3 million ($16.0 million after taxes, or $0.18 per Share). Employee separation, relocation, and other Merger-related costs for Atlantic's former subsidiaries were capitalized as costs of the Merger.

Operation and Maintenance Expenses

For the second quarter of 1999, operation and maintenance expenses increased by $24.5 million due to an $11.6 million increase for regulated utility businesses, including higher power plant maintenance expenses, and a $12.9 million increase for expansion of non-utility businesses, primarily telecommunications and competitive retail energy.

After excluding the $35.5 million of operation and maintenance expenses attributed to the two additional months of ACE's operations in 1999, operation and maintenance expenses increased by $19.7 million for the six-month period primarily due to costs associated with expanding Conectiv's telecommunications, competitive retail energy, Merchant and other non-utility businesses.

Depreciation and Taxes Other than Income Taxes

The increases in depreciation and taxes other than income taxes for the six-month period were principally due to inclusion of the two additional months of operating results of ACE and other former Atlantic-owned businesses in 1999.

Other Income
------------

Other income increased $6.4 million in the second quarter mainly due to a prior-year write-off of a non-utility investment, higher current-year non-utility investment income, and current-year interest income related to a successful tax appeal.

Other income increased $26.3 million for the six-month period primarily due to ATE's $18.0 million ($10.6 million after-taxes or $0.11 per Share) equity in earnings of an investment partnership (Enertech). Due to the nature of Enertech's investments, which include Internet service companies, its earnings may be volatile from period to period. The remaining $8.3 million increase in other income for the six-month period was mainly due to a prior-year write-off of a non-utility investment, current-year interest income related to a successful tax appeal, the additional two months of ACE's operating results in 1999, and implementation of mark-to-market accounting for energy trading activities in January 1999.

Financing Costs
---------------

Financing costs reflected in the Consolidated Statements of Income include interest charges, allowance for funds used during construction, and preferred stock dividend requirements of subsidiaries. Financing costs increased $15.5 million for the six-month period primarily due to the two additional months of operating results of ACE and other former Atlantic-owned businesses included in the current six-month period.

Year 2000
---------

The Year 2000 issue is the result of computer programs and embedded systems using a two-digit format, as opposed to four digits, to indicate the year. Computer and embedded systems with this characteristic may be unable to interpret dates during and beyond the year 1999, which could cause a system failure or other computer errors, leading to disruption of operations. A project team, originally started in 1996 by ACE, is managing Conectiv's response to this situation. A Conectiv corporate officer, reporting directly to the Chief Executive Officer, is coordinating all Year 2000 activities. There have been substantial challenges in identifying and correcting the computer and embedded systems critical to generating and delivering power, delivering natural gas and providing other services to customers.

The project team is using a phased approach to managing its activities. The first phase was inventory and assessment of all systems, equipment, and processes. Each identified item was given a criticality rating of high, medium or low. Those items rated as high or medium were then subject to the second phase of the project. The second phase -- determining and implementing corrective action for the identified systems, equipment and processes -- will conclude with a test of the unit being remediated. The third phase involves system testing and compliance certification. Additionally, Conectiv is actively completing contingency plans in the event that Year 2000 outages do occur. Contingency plans have been drafted for all mission critical systems and are being coordinated into a detailed overall Year 2000 restoration plan under the direction of a senior-level engineering manager. Contingency plans are also being developed for non-mission critical systems. The Year 2000 plans build on Conectiv's existing expertise in service restorations. Conectiv is also coordinating its efforts with state and local emergency management agencies.

Overall, Conectiv's Year 2000 Project covers approximately 140 different systems (some with numerous components) that had been originally identified as high or medium in criticality. However, only 21 of those 140 systems are essential for continued operations and customer response across Conectiv's several businesses; these are regarded as "mission critical." The Year 2000 Project team has focused on these 21 systems, with work on the other systems continuing based on their relative importance to Conectiv's businesses.

The following chart sets forth the current estimated completion percentage of the 140 different systems in the Year 2000 Project by major business group, and for the information technology systems used in managing Conectiv's business. Conectiv expects to continue to see significant progress in remediation and testing over the next quarter based on work that is in process and material that has been ordered or already received, resulting in timely completion of this work.

                               Inventory and     Corrective Action/   System Testing/
Business Group                  Assessment         Unit Testing         Compliance
--------------------------  -------------------  ----------------     ---------------
Business systems                    100%               98%                 90%
Power production                    100%               95%                 90%
Electricity distribution            100%               87%                 49%
Gas delivery                        100%               97%                 95%
Competitive services                100%          85%-100%                 95%

Conectiv has also been contacting vendors and service providers to review their Year 2000 efforts. Many aspects of Conectiv's businesses are dependent on third parties. For example, fuel suppliers must be able to provide coal or gas to allow Conectiv's subsidiaries to generate electricity.

Distribution of electricity is dependent on the overall reliability of the electric grid. ACE and DPL have been cooperating with the North American Electric Reliability Council (NERC) and the PJM Interconnection in Year 2000 remediation, contingency planning and restoration planning efforts. Recent reports issued by NERC indicate a small risk of disruption to the electric grid caused by Year 2000 issues. Conectiv's Year 2000 Project timeline and status are in line with the recommendations of those groups, with limited exceptions.

As requested by NERC, ACE and DPL filed their Year 2000 Readiness Statement with NERC stating that 96% of work on mission critical systems had been completed as of June 30, 1999. The exceptions to full readiness status were reported to NERC in the regular monthly filing made on June 30, 1999. They are limited in nature and are expected to be complete in advance of critical date changes. On the basis of Conectiv's filings, NERC has designated Conectiv as "Ready with Limited Exceptions". NERC regards exceptions as "limited" only if they "do not pose a measurable risk to reliable electric operations into the Year 2000." NERC, in its report to the Department of Energy dated August 3, 1999, stated that the factors it considers in making this evaluation include the number of facilities in a reporting company, the percent of that company's capacity included in the exception, expected completion date, importance of the facilities included in the exception and steps taken to mitigate risks. In that Report, NERC stated that based "on data received through June 30, 1999, NERC believes that the electric power industry will operate reliably into the Year 2000 with the resources that are Y2k Ready today." (NERC Report, cover letter to Department of Energy. )

In addition, Conectiv participated in the first of two NERC drills on April 9, 1999; a small number of manageable issues similar to those found by other utilities were identified and have been addressed. Conectiv will also participate in the second NERC drill scheduled for September 8-9, 1999 and will conduct its own drill on November 10, 1999. All of these drills are exercises only and are not expected to result in service interruptions.

Conectiv has incurred approximately $10.8 million in costs for the Year 2000 Project. The current budget for the Year 2000 Project is $10 million to $15 million, although this budget may exceed total project costs. The costs set forth above do not include significant expenditures covering new systems, such as Conectiv's SAP business, financial and human resources management systems, an energy control system, and a customer information system. While these new systems effectively remediated Year 2000 problems in the systems they replaced, Conectiv is not reporting the expenditures on these systems in its costs for the Year 2000 Project, because the new systems were installed principally for other reasons. The total cost of these other projects over several years exceeds $87 million.

During July 1999, President Clinton signed the Year 2000 litigation reform bill, known as the "Y2K Act." The Y2K Act provides some new partial liability and damages protections to defendants in Year 2000 failure-related cases. It also establishes new litigation procedures that plaintiffs and defendants must follow. In general, the Y2K Act provides a pre-litigation notice period, proportionate liability among defendants in Year 2000 cases, a requirement that plaintiffs mitigate damages from Year 2000-related failures, and federal court jurisdiction for Year 2000 claims. The law covers many types of civil actions that allege harm or injury related to an actual or potential Year 2000-related failure, or a claim or defense arising or related to such a failure. The Y2K Act does not, however, cover civil actions for personal injury or wrongful death or most actions brought by a government entity acting in a regulatory, supervisory or enforcement capacity. The law governs actions brought after January 1, 1999 for a Year 2000-related failure occurring before January 1, 2003. Although the Y2K Act will not afford Conectiv complete protection from Year 2000-related claims, it should serve to help limit any liability related to any Year 2000-related failures. Conectiv cannot predict the extent to which such liability will be limited by the Y2K Act.

Since the project work is ongoing, Conectiv cannot with certainty determine whether the Year 2000 issue might cause disruptions to its operations and impact related costs and revenues. Conectiv assesses the status of the Year 2000 Project on at least a semi-monthly basis to determine the likelihood of disruption. Based on its own Year 2000 program, as well as reports from NERC and other utilities, Conectiv's management believes it is unlikely that significant Year 2000-related disruptions will occur. However, any substantial disruption to Conectiv's operations could negatively impact Conectiv's revenues, significantly impact its customers and could generate legal claims against Conectiv, liability from which may be mitigated under the provisions of the Y2K Act. Conectiv's results of operations and financial position would likely suffer an adverse impact if other entities, such as suppliers, customers and service providers do not effectively address their Year 2000 issues.

Liquidity and Capital Resources
-------------------------------

Due to $201.9 million of cash provided by operating activities, $156.6 million of cash used by investing activities, and $66.8 million of cash used by financing activities, cash and cash equivalents decreased by $21.5 million during the first six months of 1999.

Net cash provided by operating activities for the first six months of 1999 increased by $102.6 million from the first six months of 1998. The increase was primarily due to the two additional months of ACE's operations included in the consolidated financial statements, a lower prepayment of New Jersey Sales and Excise taxes during the second quarter, and the absence of last year's payments for employee separation and other Merger-related costs.

The June 30, 1999 balance of "Prepaid New Jersey sales and excise taxes" increased by $20.2 million compared to the December 31, 1998 balance due to the sales tax prepayment in the second quarter of 1999, partly offset by amortization of the balance to expense.

Primarily due to over-collections of energy costs from utility customers, Conectiv's consolidated liability for deferred energy costs was $49.2 million as of June 30, 1999. These over-collections of energy costs will be returned to customers as the energy businesses of DPL and ACE are restructured through deregulation.

The $14.7 million use of cash for acquisitions of businesses during the six months ended June 30, 1999 was primarily due to purchases of HVAC businesses, and also includes CCI's purchase of an Internet service company. Acquisitions of businesses during the first six months of last year provided a net $8.9 million source of cash due to the Merger-related consolidation of the cash balances of the formerly Atlantic-owned companies, partly offset by cash paid for the acquisition of a gas marketing company, a fuel oil and gasoline distributor, and HVAC businesses.

Capital expenditures for the first six months of 1999 were $134.2 million compared to $71.0 million for the same period last year. The $63.2 million increase in capital expenditures was primarily due to construction of a new customer service center, higher expenditures for computer networks, customer service systems, and other shared infrastructure assets, and expansion of CCI's telecommunications system.

"Investments in partnerships" of $21.1 million and $10.5 million for the six months ended June 30, 1999 and 1998, respectively, were primarily due to Conectiv Thermal Systems' share of funding for construction of the "Venetian" project in Las Vegas, Nevada, and investments in Enertech by ATE.

Common dividends paid increased to $87.5 million for the first six months of 1999 from $66.0 million for the first six months of 1998. This increase occurred because common dividends paid in the first quarter of 1998 were based on the common shares outstanding prior to the issuance of Shares and Class A Shares in conjunction with the Merger. As discussed under "Financial and Strategic Initiatives" and "Dividend Reduction," the reduction in the quarterly dividend rate per Share from $0.385 to $0.22 and the lower number of Shares and Class A Shares outstanding as a result of the Offer will decrease future annualized dividend payments by approximately $80.2 million. The increase in cash flow from the lower dividend payments began in July 1999, when the dividends which were declared in June 1999 were paid. The $27.4 million balance of "Dividends payable" as of June 30, 1999 in comparison to the $47.7 million balance as of December 31, 1998, reflects lower dividends declared per Share and lower numbers of Shares and Class A Shares outstanding.

Under the Public Utility Holding Company Act of 1935, as amended, Conectiv, DPL, and ACE may not pay dividends on the Shares, the Class A Shares, or shares of preferred stock from a retained deficit or paid-in-capital without SEC approval. In anticipation of the possibility that retained earnings might be temporarily inadequate, due to the extraordinary charges expected to result from electric utility industry restructuring, to fund such dividend payments, Conectiv, DPL, and ACE have made the necessary SEC filing which has been duly noticed. Conectiv, DPL and ACE will request an appropriate order from the SEC when the final impact and timing of the pending NJBPU, DPSC and MPSC electric restructuring orders is known. It may be necessary for DPL and ACE to obtain similar such approvals from the Federal Energy Regulatory Commission (FERC). An appropriate FERC filing will be made in the near future.

Conectiv's capital structure including short-term debt and current maturities of long-term debt, expressed as a percentage of total capitalization, is shown below as of June 30, 1999, and December 31, 1998.

                                                 June 30,   December 31,
                                                   1999         1998
                                                 ---------  -------------
Common stockholders' equity                        33.2%          41.4%
Preferred stock of subsidiaries                     6.3%           6.4%
Long-term debt and variable rate demand bonds      45.7%          42.0%
Short-term debt and
 current maturities of long-term debt              14.8%          10.2%

As discussed under "Financial and Strategic Initiatives" and "Recapitalization," the decrease in common stockholders' equity and increase in long- and short-term debt as a percent of total capitalization were primarily due to the $358.9 million purchase of Shares pursuant to the Offer which was financed by $250 million of 6.73% Medium Term Notes and $108.9 million of short-term borrowings under Conectiv's $800 million bank credit lines. The $108.9 million short-term debt increase due to the Offer combined with $94.7 million of funding for nonutility businesses and Conectiv's subsidiary service company, and interim financing requirements of $20.3 million for the utility businesses accounted for the $223.9 million increase in Conectiv's consolidated short-term debt balance. Over the next several years, debt leverage is expected to be reduced as additional cash from lower dividend payments and the proposed sale of certain electric generating units is applied towards debt reduction.

The net $184.1 million increase in the long-term debt balance as of June 30, 1999, as compared to the balance as of December 31, 1998, was principally due to
(a) the issuance of $250 million of 6.73% Medium Term Notes in May 1999 in connection with the Offer, less (b) $46 million of Medium Term Notes reclassified to "Long-term debt due within one year" due to scheduled maturity, and (c) redemption of $18.9 million of ACE's First Mortgage Bonds (6.88% average interest rate) prior to maturity in June 1999. "Long-term debt due within one year" decreased $13.8 million mainly due to repayment at maturity in May 1999 of $60 million of Medium Term Notes (7.51% average interest rate), substantially offset by the $46 million increase for reclassification of the Medium Term Notes which became current after December 31, 1998.

Conectiv's ratio of earnings to fixed charges under the SEC Method are shown below. See Exhibit 12, Ratio of Earnings to Fixed Charges, for additional information.


                                                    12 Months
                                                      Ended      Year Ended December 31,
                                                     June 30,  -----------------------------
                                                      1999     1998     1997    1996    1995
                                                      ----     ----     ----    ----    ----
   Ratio of Earnings to Fixed Charges (SEC Method)    2.59     2.38     2.63    2.83    2.92

Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------

As of June 30, 1999, there were no material changes in the information previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" on pages II-14 and II-15 of Conectiv's 1998 Annual Report on Form 10-K.

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

                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

ACE has entered into an Administrative Consent Order with the New Jersey Department of Environmental Protection (NJDEP) in settlement of alleged violation of NJDEP-issued permits regarding air pollution control. Without an admission of liability, the settlement resolves a number of Administrative Orders and Notices of Civil Penalty Assessments issued to ACE between April 1993 and March 1998 for alleged permit violations at the B.L. England, Deepwater, Missouri Avenue, Cumberland and Sherman Avenue electric generating stations and requires ACE to pay a civil administrative penalty of $300,000.


Item 5.  Other Information
--------------------------

Electrical System Outages
-------------------------

During early July 1999, including the July 4th holiday weekend, there were electric service outages affecting customers in the service territories of ACE and DPL. These interruptions occurred during an extended period of hot and humid weather in the mid-Atlantic region and northeastern United States. The weather caused there to be high demands for electricity, and the weather adversely affected both regional and local electric transmission and distribution system equipment and operations. DPL power plant operations also were adversely affected by the weather and then-prevailing regional and local electric system conditions.

On July 15, 1999, the NJBPU initiated an investigation of the outages occurring in the service territories of ACE and other New Jersey electric utilities. In addition to investigating the outages themselves, the investigation is expected to address, among other topics, communications between ACE and public agencies and officials during these kinds of situations. On July 27, 1999, the DPSC initiated an investigation of outages occurring in DPL's service territory during the same early-July period. These interruptions of service included so-called "rolling blackouts" during which electric service to customers was interrupted in order to preserve the overall integrity of DPL's electric system. The DPSC investigation also is expected to address, among other topics, customer service issues arising before and during the outages. The MPSC has asked DPL to provide information to it about the outages occurring in DPL's Maryland service territory.

Both ACE and DPL are currently responding to information requests submitted by the regulatory agencies with jurisdiction over their operations.

Stockholder Proposals
---------------------

Conectiv's Annual Meeting of Stockholders will be held at the Grand Opera House, Wilmington, Delaware on Tuesday March 28, 2000. Any stockholder proposal intended to be presented at the Annual Meeting of Stockholders under Rule 14a-8 under the Securities Exchange Act of 1934 must be received by the Secretary of Conectiv, at Conectiv's principal executive offices no later than October 27, 1999, in order to be eligible to be considered for inclusion in Conectiv's proxy materials related to that meeting. Under the Certificate of Incorporation of Conectiv, any stockholder proposal intended to be presented at the Annual Meeting other than pursuant to Rule 14a-8 must be received by the Secretary of Conectiv, at Conectiv's principal executive offices not earlier than December 31, 1999 and not later than January 31, 2000. Conectiv's principal executive offices are located at 800 King Street, Wilmington, Delaware, 19801.

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

Exhibits
--------

Exhibit 12,   Ratio of Earnings to Fixed Charges

Exhibit 27,  Financial Data Schedule

Reports on Form 8-K
-------------------

Conectiv filed a Report on Form 8-K dated May 11, 1999 reporting on Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

Conectiv filed a Report on Form 8-K dated July 15, 1999 reporting on Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

Conectiv filed a Report on Form 8-K dated July 27, 1999 reporting on Item 5, Other Events.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Conectiv
                                   ------------
                                   (Registrant)



Date:  August 13, 1999             /s/ John C. van Roden
       ---------------             ----------------------------------------
                                   John C. van Roden, Senior Vice President
                                   and Chief Financial Officer

                                 EXHIBIT INDEX



                                                  Exhibit
          Title of Exhibit                        Number
          ----------------                        ------

          Ratio of earnings to fixed charges        12

          Financial Data Schedule                   27