Form 10-Q
period 1999-09-30
CONECTIV
filed 1999-11-12
CIK 1029590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1999

OR
--

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

Commission file number        1-13895

                                   CONECTIV
                                   --------
            (Exact name of registrant as specified in its charter)

              Delaware                                 51-0377417
    ----------------------------                       ----------
      (State of incorporation)                        (I.R.S. Employer
                                                      Identification No.)

  800 King Street, P.O. Box 231, Wilmington, Delaware     19899
  ---------------------------------------------------     -----
       (Address of principal executive offices)         (Zip Code)

  Registrant's telephone number, including area code   302-429-3114
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

                       Yes   X   No
                           -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                     Shares Outstanding at October 30, 1999
  ----------------------------------      --------------------------------------
 Common Stock, $0.01 par value                          87,265,013
 Class A Common Stock, $0.01 par value                   5,742,604

                                   Conectiv
                                   --------

                               Table of Contents
                               -----------------


                                                                               Page
                                                                               ----

Part I.    Financial Information:

  Item 1.    Financial Statements

             Consolidated Statements of Income for the three and nine
             months ended September 30, 1999, and September 30, 1998.....       1-2

             Consolidated Balance Sheets as of September 30, 1999
             and December 31, 1998.......................................       3-4

             Consolidated Statements of Cash Flows for the
             nine months ended September 30, 1999, and September 30, 1998         5

             Notes to Consolidated Financial Statements..................      6-23

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................     24-44

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk..        44


Part II.   Other Information

  Item 1.    Legal Proceedings...........................................        44

  Item 5.    Other Information...........................................        45

  Item 6.    Exhibits and Reports on Form 8-K............................     45-46

Signature................................................................        47


                       PART I.    FINANCIAL INFORMATION

                                   CONECTIV
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)



                                                 Three Months Ended            Nine Months Ended
                                                    September 30                  September 30
                                             ---------------------------  ---------------------------
                                                 1999          1998           1999          1998
                                             ------------- -------------  ------------- -------------
OPERATING REVENUES
  Electric                                    $  795,732    $  833,037     $1,912,555    $1,713,567
  Gas                                            157,530        93,773        582,560       282,489
  Other services                                 127,150        85,669        334,362       204,053
                                             ------------- -------------  ------------- -------------
                                               1,080,412     1,012,479      2,829,477     2,200,109
                                             ------------- -------------  ------------- -------------

OPERATING EXPENSES
  Electric fuel and purchased energy             315,420       370,027        745,618       696,385
  Gas purchased                                  151,369        87,590        542,181       248,761
  Other services' cost of sales                  101,164        77,281        265,989       167,711
  Purchased electric capacity                     57,764        55,900        164,111       128,774
  Special charges                                105,648           728        105,648        27,074
  Operation and maintenance                      149,868       132,054        443,631       369,482
  Depreciation                                    68,384        65,168        203,558       175,030
  Taxes other than income taxes                   23,462        22,976         63,012        54,545
                                             ------------- -------------  ------------- -------------
                                                 973,079       811,724      2,533,748     1,867,762
                                             ------------- -------------  ------------- -------------
OPERATING INCOME                                 107,333       200,755        295,729       332,347
                                             ------------- -------------  ------------- -------------

OTHER INCOME
  Allowance for equity funds used
    during construction                              551           794          1,685         1,910
  Other income                                     5,902         5,860         36,866        10,532
                                             ------------- -------------  ------------- -------------
                                                   6,453         6,654         38,551        12,442
                                             ------------- -------------  ------------- -------------

INTEREST EXPENSE
  Interest charges                                48,154        41,977        131,103       109,423
  Allowance for borrowed funds used during
    construction and capitalized interest         (1,042)       (1,513)        (4,065)       (3,101)
                                             ------------- -------------  ------------- -------------
                                                  47,112        40,464        127,038       106,322
                                             ------------- -------------  ------------- -------------

PREFERRED STOCK DIVIDEND
  REQUIREMENTS OF SUBSIDIARIES                     5,117         4,817         14,843        13,064
                                             ------------- -------------  ------------- -------------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                              61,557       162,128        192,399       225,403

INCOME TAXES, EXCLUDING INCOME TAXES
  APPLICABLE TO EXTRAORDINARY ITEM                41,318        68,460         92,106        96,369
                                             ------------- -------------  ------------- -------------

INCOME BEFORE EXTRAORDINARY ITEM                  20,239        93,668        100,293       129,034

EXTRAORDINARY ITEM (Net of $160,193 of
  income taxes)                                 (271,106)        -           (271,106)        -
                                             ------------- -------------  ------------- -------------

NET INCOME (LOSS)                             $ (250,867)   $   93,668     $ (170,813)   $  129,034
                                             ============= =============  ============= =============

  (Continued on page 2)





See accompanying Notes to Consolidated Financial Statements.





                                   CONECTIV
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)

 (Continued from page 1)


                                                  Three Months Ended          Nine Months Ended
                                                     September 30                September 30
                                              ---------------------------  ---------------------------
                                                  1999          1998           1999          1998
                                              ------------- -------------  ------------- -------------
EARNINGS (LOSS) APPLICABLE TO:
 Common stock
  Income before extraordinary item              $   13,084    $   84,221     $   90,159    $  117,395
  Extraordinary item, net of income taxes         (266,333)          -         (266,053)          -
                                              ------------- -------------  ------------- -------------
     Total                                      $ (253,249)   $   84,221     $ (175,894)   $  117,395
                                              ============= =============  ============= =============
 Class A common stock
  Income before extraordinary item              $    7,155    $    9,447     $   10,134    $   11,639
  Extraordinary item, net of income taxes           (4,773)          -           (5,053)          -
                                              ------------- -------------  ------------- -------------
     Total                                      $    2,382    $    9,447     $    5,081    $   11,639
                                              ============= =============  ============= =============

AVERAGE SHARES OUTSTANDING (000)
 Common stock                                       87,711       101,011         95,454        92,253
 Class A common stock                                5,743         6,561          6,234         6,561

EARNINGS (LOSS) PER AVERAGE SHARE--basic
  and diluted
 Common stock
  Before extraordinary item                          $0.15         $0.83          $0.94         $1.27
  Extraordinary item                                 (3.04)          -            (2.79)          -
                                              ------------- -------------  ------------- -------------
     Total                                          $(2.89)        $0.83         $(1.85)        $1.27
                                              ============= =============  ============= =============
 Class A common stock
  Before extraordinary item                          $1.25         $1.44          $1.63         $1.77
  Extraordinary item                                 (0.83)          -            (0.81)          -
                                              ------------- -------------  ------------- -------------
     Total                                           $0.42         $1.44          $0.82         $1.77
                                              ============= =============  ============= =============

DIVIDENDS DECLARED PER SHARE
  Common stock                                      $0.220        $0.385         $0.825        $1.155
  Class A common stock                              $0.800        $0.800         $2.400        $2.400


See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                               September 30,    December 31,
                                                                   1999            1998
                                                               --------------  --------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                     $   139,553     $    65,884
  Accounts receivable                                               514,209         459,831
  Allowance for doubtful accounts                                   (11,274)         (4,743)
  Inventories, at average cost:
    Fuel (coal, oil, and gas)                                        64,142          71,701
    Materials and supplies                                           51,709          73,047
  Prepaid New Jersey sales and excise taxes                          17,134          20,078
  Deferred energy costs                                              22,724             -
  Other prepayments                                                  18,095          17,278
  Deferred income taxes, net                                         44,260          20,796
                                                               --------------  --------------
                                                                    860,552         723,872
                                                               --------------  --------------

INVESTMENTS
  Investment in leveraged leases                                     73,440         122,256
  Funds held by trustee                                             180,029         174,509
  Other investments                                                 133,832          90,913
                                                               --------------  --------------
                                                                    387,301         387,678
                                                               --------------  --------------

PROPERTY, PLANT, and EQUIPMENT
  Electric generation                                             1,775,763       2,917,011
  Electric transmission and distribution                          2,608,769       2,539,436
  Gas transmission and distribution                                 255,990         249,383
  Other electric and gas facilities                                 374,074         363,263
  Telecommunications, thermal systems, and other property,
    plant, and equipment                                            225,356         202,415
                                                               --------------  --------------
    Total                                                         5,239,952       6,271,508
  Less:  Accumulated depreciation                                 2,121,662       2,522,878
                                                               --------------  --------------
  Net plant in service                                            3,118,290       3,748,630
  Construction work-in-progress                                     211,069         265,593
  Leased nuclear fuel, at amortized cost                             55,293          63,328
  Goodwill, net                                                     370,121         402,836
                                                               --------------  --------------
                                                                  3,754,773       4,480,387
                                                               --------------  --------------

DEFERRED CHARGES AND OTHER ASSETS
  Recoverable stranded costs                                        703,669             -
  Deferred recoverable income taxes                                  90,900         184,434
  Unrecovered purchased power costs                                  33,965          48,274
  Unrecovered New Jersey state excise taxes                          28,424          35,594
  Deferred debt refinancing costs                                    21,671          44,223
  Deferred other postretirement benefit costs                        33,104          34,978
  Prepaid employee benefits costs                                    30,000          16,132
  Unamortized debt expense                                           27,915          27,375
  License fees                                                       23,675          24,706
  Other                                                              36,196          80,021
                                                               --------------  --------------
                                                                  1,029,519         495,737
                                                               --------------  --------------

TOTAL ASSETS                                                    $ 6,032,145     $ 6,087,674
                                                               ==============  ==============


See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                           September 30,        December 31,
                                                                               1999                 1998
                                                                        -------------------  ------------------
CAPITALIZATION AND LIABILITIES

CURRENT LIABILITIES
  Short-term debt                                                          $     623,532        $     376,061
  Long-term debt due within one year                                              67,019               80,822
  Variable rate demand bonds                                                     158,430              125,100
  Accounts payable                                                               256,368              240,775
  Taxes accrued                                                                   97,707               41,299
  Interest accrued                                                                46,245               37,346
  Dividends payable                                                               28,258               47,743
  Deferred energy costs                                                           53,422               15,990
  Current capital lease obligation                                                28,033               28,314
  Above-market purchased energy contracts                                         25,885                 -
  Excess Merrill Creek Reservoir capacity and other
    electric restructuring liabilities                                            27,773                 -
  Other                                                                           87,229               88,341
                                                                        -------------------  -------------------
                                                                               1,499,901            1,081,791
                                                                        -------------------  -------------------

DEFERRED CREDITS AND OTHER LIABILITIES
  Other postretirement benefits obligation                                        97,522              102,268
  Deferred income taxes, net                                                     703,154              862,179
  Deferred investment tax credits                                                 75,705               79,525
  Regulatory liability for deferred New Jersey income tax benefit                 40,831                 -
  Long-term capital lease obligation                                              28,452               36,603
  Above-market purchased energy contracts                                         57,222                   -
  Excess Merrill Creek Reservoir capacity and other
    electric restructuring liabilities                                            64,108                   -
  Other                                                                           54,391               50,702
                                                                        -------------------  -------------------
                                                                               1,121,385            1,131,277
                                                                        -------------------  -------------------

CAPITALIZATION
  Common stock: $0.01 par value;
    150,000,000 shares authorized; shares outstanding--
    87,742,313 in 1999, and 100,516,768 in 1998                                    1,020                1,007
  Class A common stock, $0.01 par value;
    10,000,000 shares authorized; shares outstanding--
    5,742,604 in 1999, 6,560,612 in 1998                                              57                   66
  Additional paid-in capital--common stock                                     1,473,135            1,462,675
  Additional paid-in capital--Class A common stock                                93,742              107,095
  Retained earnings                                                               14,389              276,939
                                                                        -------------------  -------------------
                                                                               1,582,343            1,847,782
  Treasury shares, at cost:
    14,242,773 shares in 1999; 185,030 shares in 1998                           (362,365)              (3,797)
  Unearned compensation                                                           (1,868)                (824)
                                                                        -------------------  -------------------
    Total common stockholders' equity                                          1,218,110            1,843,161
  Preferred stock of subsidaries:
    Not subject to mandatory redemption                                           95,933               95,933
    Subject to mandatory redemption                                              188,950              188,950
  Long-term debt                                                               1,907,866            1,746,562
                                                                        -------------------  -------------------
                                                                               3,410,859            3,874,606
                                                                        -------------------  -------------------
  Contingencies (Note 12)

TOTAL CAPITALIZATION AND LIABILITIES                                       $   6,032,145        $   6,087,674
                                                                        ===================  ===================

See accompanying Notes to Consolidated Financial Statements.




                                   CONECTIV
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                             ---------------------------------
                                                                  1999               1998
                                                             --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $ (170,813)          $129,034
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Extraordinary item (net of tax)                               271,106               -
    Special charges                                               105,648             27,074
    Depreciation and amortization                                 221,942            189,117
    Allowance for equity funds used during construction            (1,685)            (1,910)
    Investment tax credit adjustments, net                         (3,820)            (3,398)
    Deferred income taxes, net                                    (19,345)            (3,966)
    Net change in:
      Accounts receivable                                         (51,248)           (60,530)
      Inventories                                                   3,424               (459)
      Prepaid New Jersey sales and excise taxes                     2,944            (52,883)
      Accounts payable                                             11,209              4,887
      Other current assets & liabilities (1)                       54,042             63,678
  Other, net                                                      (24,336)            (3,399)
                                                             --------------     --------------
  Net cash provided by operating activities                       399,068            287,245
                                                             --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of businesses, net of cash acquired                 (17,098)             4,337
  Capital expenditures                                           (221,483)          (130,749)
  Investments in partnerships                                     (21,149)           (19,998)
  Deposits to nuclear decommissioning trust funds                  (5,695)            (6,404)
  Decrease in bond proceeds held in trust funds                       544               -
  Decrease in investment in leveraged leases                        6,938              6,532
  Other, net                                                        1,346                688
                                                             --------------     --------------
  Net cash used by investing activities                          (256,597)          (145,594)
                                                             --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common dividends paid                                          (112,386)          (110,269)
  Long-term debt issued                                           250,000             33,000
  Variable rate demand bonds issued                                33,330               -
  Common stock issued                                                  59                 63
  Long-term debt redeemed                                        (103,678)          (193,546)
  Common stock purchased                                         (360,822)            (4,967)
  Preferred stock purchased                                          -               (10,000)
  Principal portion of capital lease payments                     (17,558)           (14,087)
  Net change in short-term debt                                   247,471            202,261
  Cost of issuances and refinancings                               (5,218)              (570)
                                                             --------------     --------------
  Net cash used by financing activities                           (68,802)           (98,115)
                                                             --------------     --------------
  Net change in cash and cash equivalents                          73,669             43,536
  Cash and cash equivalents at beginning of period                 65,884             35,339
                                                             --------------     --------------
  Cash and cash equivalents at end of period                     $139,553           $ 78,875
                                                              =============     =============


  (1) Other than debt and deferred income taxes classified as current.

  See accompanying Notes to Consolidated Financial Statements.



                                   CONECTIV
                                   --------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)


Note 1.  Financial Statement Presentation
-------  --------------------------------

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

On March 1, 1998, Conectiv became a holding company that owns Delmarva Power & Light Company (DPL), Atlantic City Electric Company (ACE) and other subsidiaries. (This transaction is referred to herein as the Merger.) Under the purchase method of accounting, with DPL as the acquirer of Atlantic Energy, Inc. (Atlantic) and its subsidiaries, the Consolidated Statement of Income for the nine months ended September 30, 1998 includes seven months of results of operations for ACE and the nonutility subsidiaries formerly owned by Atlantic. For additional information about the Merger, see Note 4 to the Consolidated Financial Statements included in Conectiv's 1998 Annual Report on Form 10-K.
See Note 6 to the Consolidated Financial Statements of this report for pro forma information.


Note 2.  Significant Accounting Policies
-------  -------------------------------

Regulation of Utility Operations

As discussed in Note 9 to the Consolidated Financial Statements, during the past several months, the New Jersey Board of Public Utilities (NJBPU) issued a Summary Order to ACE, and the Delaware Public Service Commission (DPSC) and Maryland Public Service Commission (MPSC) issued orders to DPL, concerning restructuring the electricity supply businesses of ACE and DPL, respectively. These orders were issued pursuant to the New Jersey, Delaware, and Maryland electric restructuring legislation enacted earlier in 1999. Based on these orders, ACE and DPL determined that the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," no longer applied to their electricity supply businesses as of August 1, 1999 and September 30, 1999, respectively. As a result, ACE and DPL discontinued applying SFAS No. 71 to their electricity supply businesses and applied the requirements of SFAS No. 101, "Regulated Enterprises--Accounting for the Discontinuation of Application of FASB Statement No. 71" and Emerging Issues Task Force (EITF) Issue No. 97-4, "Deregulation of the Pricing of Electricity-- Issues Related to the Application of FASB Statements No. 71 and No. 101" (EITF 97-4). For information concerning the extraordinary charge to earnings in the third quarter of 1999 which resulted from applying the requirements of SFAS No. 101 and EITF 97-4, refer to Note 5 to the Consolidated Financial Statements.

The DPSC and MPSC electric restructuring orders did not provide a rate adjustment mechanism for any under- or over-recovery of energy costs after customer choice begins (October 1, 1999 in Delaware and July 1, 2000 in Maryland), except for the disposition of any deferred balance which remains when customer choice begins. Thus, DPL will no longer defer the difference between the amount collected in revenues for energy costs and the amount of actual energy costs incurred, beginning October 1, 1999 for its Delaware electricity supply business and July 1, 2000 for its Maryland electricity supply business. As a result, differences between DPL's energy revenues and expenses will affect earnings and earnings volatility may increase.

As discussed under "Shopping Credits and Basic Generation Service" in Note 9 to the Consolidated Financial Statements, the electric restructuring order issued by the NJBPU to ACE provides for recovery through customer rates of energy and other costs of supplying customers who do not choose an alternative electricity supplier. In recognition of these cost-based, rate-recovery mechanisms, ACE defers the difference between customer billings for such costs and actual costs incurred, and an offsetting adjustment to revenues is recorded.

Deferred Debt Refinancing Costs

Prior to the third quarter of 1999, the costs of refinancing debt of the utility businesses of DPL and ACE were deferred and amortized over the period during which the costs are recovered in rates, which is generally the life of the new debt. In the third quarter of 1999, the deferred costs associated with previously refinanced debt attributed to ACE's and DPL's electric generation businesses were written-off and charged to earnings, net of anticipated rate recovery. Any costs incurred in the future for refinancing debt attributed to the electric generation business for which rate recovery is not provided will be accounted for in accordance with SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which requires such costs to be expensed.

Energy Trading and Risk Management Activities

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

On January 1, 1999, Conectiv adopted the EITF consensus EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" under which contracts entered into in connection with energy trading activities are marked to market, with gains and losses (unrealized and realized) included in earnings. Implementation of EITF 98-10 did not have a material impact on net income.


Note 3.  Investment Income
-------  ------------------

An indirect Conectiv subsidiary holds a 94% limited partner interest in Enertech Capital Partners, L.P. (Enertech). Enertech is a venture capital fund that invests in energy-related technology and Internet service companies. Enertech records its investments at fair value and includes gains and losses on changes in the fair value of its investments in income in accordance with industry practice. Conectiv's subsidiary accounts for its investment in Enertech on the equity method of accounting. Conectiv's equity in pre-tax earnings of Enertech was $18.0 million ($10.6 million after-income taxes or $0.11 per common share) for the nine months ended September 30, 1999. The pre-tax earnings are reported as "Other income" in the Consolidated Statement of Income. Conectiv's equity in earnings of Enertech was not significant in 1998. Due to the nature of Enertech's investments, its earnings may be volatile from period to period.

Note 4.  Special Charges
-------  ---------------

Conectiv's operating results for the three and nine months ended September 30, 1999 include "Special charges" of $105.6 million before taxes ($71.6 million after taxes) comprised of the following items:

(A) Due to a decline in the estimated residual values of the airplanes and cargo container-ships leased by certain Conectiv subsidiaries to third parties through leveraged lease arrangements, the investment in leveraged leases was written-down by $43.7 million before taxes ($26.7 million after taxes).
(B) Approximately $10.9 million before taxes, ($6.5 million after taxes) was accrued for 160 planned employee separations, which are expected to occur within the next year in conjunction with a cost reduction and productivity program.
(C) Due to lower actual operating cash flows than initially expected when certain heating, ventilation and air-conditioning (HVAC) businesses were acquired, the net book value of the HVAC businesses became impaired, based on SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." SFAS No. 121 requires that goodwill associated with impaired assets purchased in a business combination be eliminated before reducing the carrying amounts of the other long-lived assets of the purchased business. As a result, the goodwill associated with Conectiv's HVAC businesses was written-down by $35.6 million before taxes ($29.1 million after taxes).
(D) Charges for additional costs related to the Merger, impairments of certain other assets, and other items were $15.4 million before taxes ($9.3 million after taxes).

Conectiv's operating results for the nine months ended September 30, 1998 include "Special charges" of $27.1 million before taxes ($16.4 million after taxes) for the cost of DPL employee separations associated with the Merger-related workforce reduction and other Merger-related costs. The 1998 employee separation, relocation, and other Merger-related costs for Atlantic and its former subsidiaries were capitalized as costs of the Merger.

The effect of the "Special charges" on basic and diluted earnings per average share of common stock are shown below.


                                Three Months Ended    Nine Months Ended
Effect of Special Charges on       September 30         September 30
Basic and Diluted Earnings      -------------------  -------------------
Per Average Share                  1999      1998      1999       1998
------------------------------  ----------  -------  ---------  --------
  Common Stock                    $(0.80)      -      $(0.73)   $(0.18)
  Class A Common Stock            $(0.31)      -      $(0.30)       -


Note 5.  Extraordinary Item
-------  ------------------

As discussed in Note 2 to the Consolidated Financial Statements, based on electric utility restructuring orders received in the third quarter of 1999, DPL and ACE discontinued applying SFAS No. 71 to their electricity supply businesses and applied the requirements of SFAS No. 101 and EITF 97-4. Pursuant to the requirements of SFAS No. 101 and EITF 97-4, DPL and ACE recorded extraordinary charges which, on a consolidated basis, reduced earnings by $271.1 million, after-taxes. The portion of the extraordinary charge related to impaired assets was determined in accordance with SFAS No. 121. The extraordinary charge primarily resulted from impaired electric generating plants and certain other assets, uneconomic energy contracts, and other effects of deregulation requiring loss recognition. The extraordinary charge was decreased by the regulatory asset established for the amount of stranded costs expected to be recovered through regulated electricity delivery rates.

As discussed in Note 9 to the Consolidated Financial Statements, ACE's portion of the extraordinary charge was based on the NJBPU's Summary Order and the NJBPU is to issue a more detailed order at a later date. If the NJBPU's final detailed order were to differ materially from the Summary Order, then the extraordinary charge could change.

The details of the extraordinary charge are shown in the following table.

                                                                           Consolidated
Items Included in Extraordinary Charge                                       Conectiv       DPL      ACE
--------------------------------------                                     ------------  --------  --------
                                                                                 (Dollars in millions)
(a) The net book value of certain electric generating stations (the nuclear plants and a fossil-fuel plant) and other electric plant-related assets including inventories were written-down due to
    impairment.                                                               $(754.2)  $(253.3)  $(500.9)
(b) The net present value of water-supply capacity from the Merrill Creek
    Reservoir in excess of the electric generating plants' requirements
    was expensed.                                                               (45.3)    (41.9)     (3.4)
(c) The net present value of expected losses under uneconomic energy contracts, primarily for the purchase of electricity and gas at
    above-market prices, was expensed.                                         (100.3)    (99.0)     (1.3)
(d) Generation-related regulatory assets and certain other utility assets impaired from deregulation were written-off.  Also, various
    liabilities resulting from deregulation were recorded.                     (237.3)    (51.5)   (185.8)
(e) Regulatory assets were established for the amount of stranded costs
    expected to be recovered through regulated electricity delivery rates.      705.8      44.3     661.5
                                                                              -------   -------   -------
Total pre-tax extraordinary charge                                            $(431.3)  $(401.4)  $ (29.9)
Income tax benefit                                                              160.2     147.8      12.4
                                                                              -------   -------   -------
Total extraordinary charge, net of income taxes                               $(271.1)  $(253.6)  $ (17.5)
                                                                              =======   =======   =======

Note 6.  Pro Forma Information (unaudited)
-------  ----------------------------------

Pro forma unaudited financial information for the nine months ended September 30, 1998, giving effect to the Merger as if it had occurred on January 1, 1998, is presented below. The pro forma information has not been adjusted to exclude the charge to earnings for employee separation and other Merger-related costs incurred by DPL which reduced operating income, net income, earnings applicable to common stock and earnings per average Conectiv common share for the nine months ended September 30, 1998 by $27.1 million, $16.4 million, $16.4 million, and $0.18, respectively. The pro forma information presented on the following page is not necessarily indicative of the actual results that would have occurred if the Merger had occurred on January 1, 1998.


Pro Forma Information

(Dollars in Thousands, except              Nine Months Ended
per share amounts)                         September 30, 1998
-----------------------------------------  ------------------
Operating Revenues                             $2,365,294
Operating Income                               $  353,381
Net Income                                     $  131,165
Earnings Applicable to Common Stock:
 Common stock                                  $  119,373
 Class A common stock                          $   11,792
Average common shares outstanding (000)
 Common stock                                     101,026
 Class A common stock                               6,561
Basic and diluted earnings per average
share outstanding of:
 Common stock                                  $     1.18
 Class A common stock                          $     1.80


Note 7.  Common Stockholders' Equity
-------  ---------------------------

(A)  Conectiv Common Stock
     ---------------------

On May 11, 1999, Conectiv announced financial and strategic initiatives that included an offer to purchase approximately 14,000,000 shares of Conectiv common stock at a price per share not greater than $25.50 nor less than $23.50 (the Offer). In June 1999, Conectiv paid $358.9 million to purchase 14,075,338 shares of Conectiv common stock through the Offer at a price of $25.50 per share, which was determined based on procedures described in the Offer. The shares of Conectiv common stock purchased through the Offer are held as treasury shares and are classified as such on the Consolidated Balance Sheet. In accordance with the Restated Certificate of Incorporation of Conectiv, holders of shares of Class A common stock could participate in the Offer by electing to convert shares of Class A common stock into shares of Conectiv common stock and tendering such shares of Conectiv common stock pursuant to the Offer. The 14,075,338 shares of Conectiv common stock purchased through the Offer included 1,308,788 shares of Conectiv common stock (1.59997 shares of Conectiv common stock for each share of Class A common stock converted) which were issued to and then tendered by holders of 818,008 shares of Class A common stock who elected to convert shares of Class A common stock through the Offer.

Conectiv also continues to purchase shares of Conectiv common stock, from time to time, pursuant to a plan to purchase up to $60 million (market value) of Conectiv common stock. From July 1, 1998, when the purchase of Conectiv common stock was authorized to begin, through September 30, 1999, approximately $13.5 million (market value) of Conectiv common stock was purchased.

The financial and strategic initiatives announced by Conectiv on May 11, 1999 included the intention to reduce the dividends on Conectiv common stock to a targeted payout ratio of 40% to 60% of earnings per average share of common stock outstanding. Conectiv's Board of Directors declared a quarterly dividend per share of Conectiv common stock of $0.385 for the first quarter of 1999, $0.22 for the second quarter of 1999, and $0.22 for the third quarter of 1999. For the nine months ended September 30, 1999, dividends declared per share of Conectiv common stock were $0.825, which represented approximately

49% of earnings per average share of Conectiv common stock outstanding adjusted to exclude the special and extraordinary charges discussed in Notes 4 and 5 to the Consolidated Financial Statements.

(B)  Conectiv Class A Common Stock
     -----------------------------

Earnings applicable to Class A common stock are equal to a percentage of "Company Net Income Attributable to the Atlantic Utility Group," which is earnings of ACE's regulated electric utility business, as the business existed on August 9, 1996, less $40 million per year. The percentage of "Company Net Income Attributable to the Atlantic Utility Group" applicable to Class A common stock was 30% at the date of the Merger. Certain circumstances, as specified in the Restated Certificate of Incorporation of Conectiv, result in an adjustment to the percentage of "Company Net Income Attributable to the Atlantic Utility Group" applicable to Class A common stock. As discussed in Note 7 (A) to the Consolidated Financial Statements, the number of shares of Class A common stock outstanding decreased by 818,008 as a result of the Offer. Due to this reduction in the number of shares of Class A common stock outstanding and in accordance with the Restated Certificate of Incorporation of Conectiv, the percentage of "Company Net Income Attributable to the Atlantic Utility Group" applicable to Class A common stock decreased to 27.3% in June 1999, when the Offer was completed.

Dividends declared per share of Class A common stock were $0.80 and $2.40 for the three and nine months ended September 30, 1999, respectively. In comparison, earnings excluding special charges and the extraordinary item which were applicable to Class A common stock were $1.55 and $1.92 for the three and nine months, respectively, ended September 30, 1999.

The calculation of earnings applicable to Class A common stock and summarized ACE financial information are presented below. Under the purchase method of accounting, the Conectiv Consolidated Statement of Income for the nine months ended September 30, 1998 includes ACE's operating results for the seven months ended September 30, 1998.


Computation of Earnings Applicable to Conectiv Class A Common Stock
 (Dollars in Thousands)(unaudited)

                                                  Three Months Ended      Nine Months    Seven Months
                                                 ---------------------       Ended          Ended
                                                  09/30/99    09/30/98      09/30/99       09/30/98
                                                 ---------   ---------     ---------      ---------
 Net earnings of ACE                             $  17,937   $  40,687     $  46,840      $  31,620
  Exclude:
   Employee separation and other
    Merger-related costs                               837         600           837         29,559
   Net loss (income) of nonutility activities          (49)        203           (97)           950
   Pro-rata portion of fixed amount
    of $40 million per year                        (10,000)    (10,000)      (30,000)       (23,333)
                                                 ---------   ---------     ---------      ---------
 Company Net Income Attributable to
   the Atlantic Utility Group                        8,725      31,490        17,580         38,796
 Percentage applicable to Class A
   Common Stock [a]                                   27.3%       30.0%         28.9%          30.0%
                                                 ---------   ---------     ---------      ---------
 Earnings applicable to Class A Common Stock     $   2,382   $   9,447     $   5,081      $  11,639
                                                 =========   =========     =========      =========

 Earnings (loss) applicable to Class A
   Common Stock
    Before extraordinary item [b]                $   7,155   $   9,447     $  10,134      $  11,639
    Extraordinary item [c]                          (4,773)         -         (5,053)            -
                                                 ---------   ---------     ---------      ---------
                                                 $   2,382   $   9,447     $   5,081      $  11,639
                                                 =========   =========     =========      =========

   [a] The percentage applicable to Class A common stock in a reporting period is a weighted average based on the number of days the percentage was in effect during the reporting period.
   [b] Includes "Special charges," as discussed in Note 4 to the Consolidated Financial Statements, of $1.8 million and $1.9 million for the three and nine months, respectively, ended September 30, 1999.
   [c] Represents the portion of the extraordinary item recorded by ACE, as discussed in Note 5 to the Consolidated Financial Statements, which is applicable to Class A common stock based on the percentage of "Company Net Income Attributable to the Atlantic Utility Group" applicable to Class A common stock for the reporting period.

Summarized Financial Information of Atlantic City Electric Company (Dollars in Thousands)(unaudited)


Income Statement Information

                                                 Three Months Ended     Nine Months    Seven Months
                                                ---------------------      Ended          Ended
                                                 09/30/99    09/30/98     09/30/99       09/30/98
                                                ---------   ---------    ---------      ---------
 Operating revenues                             $ 351,372   $ 332,514    $ 842,354      $ 694,364
 Operating income (1)                           $  85,300   $  87,761    $ 159,301      $  94,198
 Income before extraordinary item (1)           $  35,953   $  41,550    $  65,922      $  33,790
 Extraordinary item, net of income taxes (2)    $ (17,483)         -     $ (17,483)            -
 Earnings applicable to common stock            $  17,937   $  40,687    $  46,840      $  31,620

(1) For the three and nine months ended September 30, 1999, "Special charges" for planned employee separations, additional Merger costs, and certain other items reduced operating income by $12.3 million and income before extraordinary item by $7.3 million. For the seven months ended September 30, 1998, employee separation and other Merger-related costs reduced ACE's operating income by $49.1 million and income before extraordinary item by $29.6 million. In the Consolidated Conectiv Financial Statements, ACE's employee separation and other Merger-related costs incurred in 1998 were capitalized as costs of the Merger.
(2) For information concerning the extraordinary item, refer to Note 5 to the Consolidated Financial Statements.


Balance Sheet Information
                                                      September 30,  December 31,
                                                          1999           1998
                                                      -------------  ------------
  Current assets                                         $  349,548    $  236,177
  Noncurrent assets                                       2,149,878     2,131,045
                                                         ----------    ----------
  Total assets                                           $2,499,426    $2,367,222
                                                         ==========    ==========

  Current liabilities                                    $  383,517    $  236,546
  Noncurrent liabilities                                  1,252,813     1,275,402
  Preferred stock                                           125,181       125,181
  Common stockholder's equity                               737,915       730,093
                                                         ----------    ----------
  Total capitalization and liabilities                   $2,499,426    $2,367,222
                                                         ==========    ==========

(C)  Changes in Consolidated Common Stockholders' Equity
     ---------------------------------------------------

Consolidated common stockholders' equity decreased from $1,843.2 million as of December 31, 1998, to $1,218.1 million as of September 30, 1999, primarily due to $358.9 million paid to purchase Conectiv common stock through the Offer, the $170.8 million net loss for the nine months ended September 30, 1999, and $91.7 million of common dividends declared.

Note 8.  Debt
-------  ----

On May 26, 1999, Conectiv issued $250 million of 6.73% Medium Term Notes which mature as follows: $100 million in 2002; $50 million in 2003; $50 million in 2004; $30 million in 2005; and $20 million in 2006. Proceeds from the issuance of the Medium Term Notes and short-term borrowings under Conectiv's bank credit lines were used to finance the $358.9 million purchase of Conectiv common stock pursuant to the Offer, as discussed in Note 7 (A) to the Consolidated Financial Statements.

In May 1999, DPL repaid at maturity $30 million of 7.50% Medium Term Notes and ACE repaid at maturity $30 million of 7.52% Medium Term Notes. In June 1999, ACE purchased $18.9 million of First Mortgage Bonds, which had an average interest rate of 6.88% and were scheduled to mature in 2013 ($6.4 million) and 2023 ($12.5 million). In July 1999, the Delaware Economic Development Authority issued, on behalf of DPL, $33.33 million of Variable Rate Demand Bonds (VRDB) due on demand or at maturity in July 2024. The proceeds from the VRDB were used to refinance $22.33 million of 7.3% long-term debt in September 1999 and $11.0 million of 7.5% long-term debt in October 1999. (For additional information concerning VRDB, refer to Note 14 to the Consolidated Financial Statements included in Conectiv's 1998 Annual Report on Form 10-K.)

Conectiv's consolidated short-term debt balance increased $247.4 million from the $376.1 million balance as of December 31, 1998, to $623.5 million (average interest rate of 5.83%) as of September 30, 1999. The $247.4 million increase was primarily due to funding Conectiv's nonutility businesses and subsidiary service company and financing a portion of the purchase of common stock pursuant to the Offer. Conectiv has two credit agreements that provide $800 million of borrowing capability as follows: (a) a $300 million credit agreement which has a five-year term that expires in February 2003; and (b) a $500 million credit agreement which has a one-year term that expires in February 2000.

On October 15, 1999, Conectiv filed an application with the SEC to increase its authorized short-term borrowing capacity until March 2002 from $800 million to $1.3 billion, excluding ACE's short-term borrowings. The request for authorization to issue up to $500 million of additional short-term debt was prompted by expected increased working capital and capital needs of Conectiv and its subsidiaries. The filing also requested authorization for Conectiv to issue up to $500 million of additional long-term debt and use the proceeds to pay down short-term debt. Conectiv also requested authorization to use proceeds from the issuance of securities for investments in Conectiv Energy, Inc., a Conectiv subsidiary that will own contractual rights for combustion turbine generating facilities. For additional information concerning the combustion turbines and Conectiv's "mid-merit" strategy, see the "Deregulated Generation and Power Plant Sales" section within Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Conectiv's filing with the SEC on October 15, 1999 also requested authorization to issue securities as long as consolidated common equity as a percent of total capitalization (common equity ratio) is 20% or higher. Conectiv's request anticipated the decrease in the common equity ratio (28.6% as of September 30, 1999) that resulted from the nonrecurring charges to earnings discussed in Notes 4 and 5 to the Consolidated Financial Statements, and that an additional decrease may occur due to planned expenditures, potential payments to buy out contracts with Non-Utility Generators (NUG), and securitization of recoverable stranded costs. (See Note 9 to the Consolidated Financial Statements and the MD&A for additional information concerning NUG contracts and securitization of recoverable stranded costs.) Also, the parties to the agreements for Conectiv's $800 million short-term credit facilities agreed to an amendment permitting a ratio of total indebtedness to total capitalization of 70% through December 31, 2000. As of September 30, 1999, the ratio of total indebtedness to total capitalization computed in accordance with the terms of the credit agreements, which allow for an adjustment to increase common equity by the extraordinary item, was 61.7%.

Note 9.  Rate Matters
-------  ------------

The following information updates the disclosures previously made in Note 6, Rate Matters, to Conectiv's Consolidated 1998 Financial Statements included in Conectiv's 1998 Annual Report on Form 10-K.

NJBPU Summary Order

On February 9, 1999, New Jersey enacted the Electric Discount and Energy Competition Act (the New Jersey Act) which, among other things, provided customers of New Jersey electric utilities with a choice of electricity suppliers beginning August 1, 1999. Pursuant to the New Jersey Act, on July 15, 1999, the NJBPU issued a summary order (Summary Order) to ACE concerning stranded costs, unbundled rates, and other matters related to restructuring.
The NJBPU stated that a more detailed order would be issued at a later date.
The key provisions of the Summary Order are discussed below.

Rate Decreases
--------------
In its Summary Order, the NJBPU directed ACE to implement a five percent aggregate rate reduction effective August 1, 1999. ACE also must implement at least an additional two percent rate reduction by January 1, 2001. By August 1, 2002, rates must be reduced by ten percent from the rates which were in effect as of April 30, 1997. Management estimates that the initial rate reduction effective August 1, 1999, will reduce revenues by approximately $50 million (on an annualized basis, assuming fiscal year 1998 sales and revenues). Since an estimated $25 million of the revenue reduction resulted from the energy component of ACE's regulated revenues exceeding related energy costs, this portion of the revenue reduction should not affect earnings.

Stranded Cost Recovery and Securitization
-----------------------------------------
The Summary Order provides that ACE may divest its nuclear and fossil fuel baseload units and transfer the remaining generating units to a nonutility affiliated company at net book value. The NJBPU determined that ACE will have the opportunity to recover 100% of the net stranded costs related to the generation units to be divested and the stranded costs associated with power purchased from NUGs, subject to further NJBPU proceedings. The Summary Order also permits securitization of stranded costs. Securitization is expected to occur through a special purpose entity which will issue bonds secured by the right to collect stranded costs from customers. The Summary Order allows securitization of (a) 100% of the net stranded costs of the generation units to be divested, over a period not to exceed 15 years, and (b) 100% of the costs to effect potential NUG contract buyouts or buydowns, over a period not to exceed the remaining term of the restructured contracts. The Summary Order provides for stranded costs, net of taxes, to be collected from customers through a transition bond charge over the securitization term. The Summary Order also provides for customers' rates to include a separate market transition charge for recovery of the income tax expense associated with the revenues from stranded cost recovery.

Shopping Credits and Basic Generation Service
---------------------------------------------
The Summary Order established minimum initial shopping credits for customers who choose an alternative electric supplier, from a system average 5.27 cents per kilowatt-hour (kWh), effective August 1, 1999, to a system average of 5.48 cents per kWh in 2003. These shopping credits include transmission costs and charges by ACE for Basic Generation Service (BGS) to be provided to retail customers who do not choose another electricity supplier. ACE is obligated to provide BGS through July 31, 2002; thereafter, the BGS supplier will be determined each year based on a competitive bidding process. In accordance with the Summary Order, ACE will supply the BGS load requirement with power purchased under its NUG contracts and the output generated by the units to be divested (prior to divestiture of the units). ACE will purchase power through a competitive bidding process for any BGS supply requirement greater than the output from the generation units to be divested and power purchased from NUGs.

The Summary Order established the rates charged to ACE's BGS customers for such service, which include a component for the market-value of power purchased from NUGs. The above-market portion of the cost of NUG power is to be collected through a non-bypassable Net NUG Charge included in regulated electricity delivery rates, over the remaining term of the NUG contracts. The NJBPU's Summary Order also provided that ACE's regulatory liability for over-recovered energy costs as of July 31, 1999 would be offset by any subsequent under-recoveries of BGS and certain other costs. Due to under-recoveries of such costs from August 1 to September 30, 1999, ACE reduced its liability for over-recovered energy costs by $3.5 million and recognized a like amount of revenue. Similarly, any over-recoveries will increase the regulatory liability.
Customer rates are to be adjusted for any deferred balance remaining after the initial four-year transition period commencing August 1, 1999; accordingly, differences between customer billings for such costs and actual costs incurred are deferred, and an offsetting revenue adjustment is recorded.

Code of Conduct
---------------
The NJBPU is presently considering Code of Conduct issues concerning the relationship between regulated and non-regulated activities.

Delaware Electric Utility Restructuring Legislation

On March 31, 1999, Delaware enacted the Electric Utility Restructuring Act of 1999 (the Delaware Act), which provided for a phase-in of retail customer choice of electricity suppliers from October 1999 to October 2000, customer rate decreases, and other matters concerning restructuring the electric utility industry in Delaware. On April 15, 1999, DPL submitted to the DPSC a compliance plan for implementing the provisions of the Delaware Act in DPL's Delaware service area. On August 31, 1999, the DPSC issued an order on DPL's compliance plan. The DPSC's order is discussed below.

Implementation Dates
--------------------
The DPSC approved implementation dates for retail customer choice of electric suppliers of October 1, 1999 for customers with a peak monthly load of 1,000 kilowatts (kW) or more; January 15, 2000 for customers with a peak monthly load of 300 kW or more; and October 1, 2000 for other customers.

Rate Decrease
-------------
The DPSC approved DPL's proposed rate structure which provides for a 7.5% decrease in DPL's Delaware residential electric rates, effective October 1, 1999, with those rates held constant from October 1, 1999 to September 30, 2003. Also, non-residential rates are to be held constant from October 1, 1999 to September 30, 2002. Management estimates that the initial 7.5% residential rate reduction effective October 1, 1999, will reduce revenues by approximately $17.5 million (on an annualized basis, assuming fiscal year 1998 sales and revenues).

Sale of Electric Generating Plants
----------------------------------
The Delaware Act permits DPL to sell, transfer, or otherwise divest its electric generating plants without DPSC approval after October 1, 1999. The DPSC's order effectively provides that electric rates will remain unchanged as a result of such divestiture. See Note 10 to the Consolidated Financial Statements for related information concerning the expected sales of electric generating plants.

Stranded Cost Recovery
----------------------
The rate structure approved by the DPSC also provides for DPL's recovery of stranded costs, $16 million net of taxes, or $31 million before taxes, through a Competitive Transition Charge billed to non-residential customers from October 1, 1999 to September 30, 2002.

Shopping Credits
----------------
The system-average customer shopping credits, which include the costs of electricity supply, transmission, and ancillary services, are 4.736 cents per kWh for the year beginning October 1, 1999, 4.738 cents per kWh for the year beginning October 1, 2000, and 4.740 cents per kWh for the year beginning October 1, 2001. The shopping credits include an energy component based on initial estimates of DPL's average energy cost per kWh for the twelve months ended September 30, 1999, which is subject to revision.

Default Service for Electricity Supply
--------------------------------------
The Delaware Act makes DPL the provider of default service to customers who do not choose an alternative electricity supplier for a period of 3 or 4 years (transition period) for non-residential and residential customers, respectively. Thereafter, the DPSC may conduct a bidding process to select the default supplier for such customers. During the transition period, the energy component of customers' rates for default service will be set at DPL's average energy cost per kWh for the twelve months ended September 30, 1999.

The DPSC order permits customers with demand below 300 kW to choose an alternative electric supplier and to switch back to DPL's default service without any time restrictions or price differential. Customers with demand above 300 kW who choose an alternative supplier and switch back to DPL's default service must either, at the customer's option, return to DPL's default service for a minimum of 12 months or pay market prices.

Code of Conduct
---------------
The DPSC ruled that the existing Code of Conduct will remain in place, conditioned upon the requirement that a revised code be proposed and, if necessary, litigated. The DPSC has directed DPL to file a new Cost Accounting Manual and Code of Conduct by November 15, 1999.

Maryland Electric Utility Restructuring Legislation

On April 8, 1999, Maryland enacted the Electric Customer Choice and Competition Act of 1999 (the Maryland Act), which provided for customer choice of electricity suppliers, customer rate decreases, and other matters concerning restructuring the electric utility industry in Maryland. On May 5, 1999, DPL submitted to the MPSC a proposed settlement agreement (subsequently supplemented) for implementing the provisions of the Maryland Act in DPL's Maryland service area. Prior to September 30, 1999, the MPSC's staff conveyed to DPL that MPSC approval of the settlement agreement was imminent, and on October 8, 1999 the MPSC issued an order to DPL which approved the settlement agreement. The key elements of the approved settlement agreement are discussed below.

Implementation Date
-------------------
Effective July 1, 2000, all of DPL's Maryland-retail customers will be eligible to select an alternative electricity supplier.

Rate Decrease
-------------
The MPSC approved a 7.5% decrease in DPL's Maryland residential electric rates, effective July 1, 2000, with those rates held constant from July 1, 2000 to June 30, 2004. Also, non-residential rates are to be held constant from July 1, 2000 to June 30, 2003. Management estimates that the initial 7.5% residential rate reduction effective July 1, 2000, will reduce revenues by approximately $12.5 million (on an annualized basis, assuming fiscal year 1998 sales and revenues).

Sale of Electric Generating Plants
----------------------------------
The Maryland Act in conjunction with the approved settlement effectively provide that electric rates are not expected to be changed in the event DPL sells or transfers generating assets. See Note 10 to the Consolidated Financial Statements for related information concerning the expected sales of electric generating plants.

Stranded Cost Recovery
----------------------
The MPSC approved DPL's recovery of stranded costs, $8 million net of taxes, or $14 million before taxes, through a Competitive Transition Charge billed to non-residential customers from July 1, 2000 to June 30, 2003.

Shopping Credits
----------------
The system-average customer shopping credits, which include the costs of electricity supply, transmission, and ancillary services, are estimated to be approximately 5.088 cents per kWh for the year beginning July 1, 2000, 5.090 cents per kWh for the year beginning July 1, 2001, and 5.093 cents per kWh for the year beginning July 1, 2002. These estimated shopping credits will be reset so that the energy component is DPL's average energy cost per kWh for the twelve months ended April 30, 2000.

Default Service for Electricity Supply
--------------------------------------
DPL is to provide default service to customers who do not choose an alternative electricity supplier during July 1, 2000 to July 1, 2004 for residential customers and during July 1, 2000 to July 1, 2003 for non-residential customers. Subsequent to these default service periods, the MPSC is to determine the default service supplier. During the initial periods when DPL provides default service, the energy component of customers' rates will be set at DPL's average energy cost per kWh for the twelve months ended April 30, 2000.

Code of Conduct
---------------
On July 26, 1999, the MPSC initiated a new review of the generic affiliate transaction provisions of the Maryland Act. Legislative type hearings are scheduled for mid-November 1999.

Virginia Electric Utility Restructuring Legislation

The Virginia Electric Utility Restructuring Act, signed into law on March 29, 1999, phases-in retail electric competition beginning January 1, 2002.

Note 10.  Expected Sales of Electric Generating Plants
--------  --------------------------------------------

Pursuant to the financial and strategic initiatives announced by Conectiv in May 1999, Conectiv distributed offering memoranda for the proposed sale of over 2,500 megawatts (MW) of nuclear and non-strategic baseload fossil electric generating plants owned by DPL and ACE. Management intends to retain certain fossil fuel-fired electric generating plants which are strategic to Conectiv's energy business, pursuant to Conectiv's "mid-merit" strategy as discussed in the "Deregulated Generation and Power Plant Sales" section of the MD&A. A summary of the electric generating plants which have been offered for sale is shown in the following table.


                  Consolidated Conectiv   DPL Generating Units   ACE Generating Units
                  ----------------------  ---------------------  ---------------------
                    MW of      Net Book     MW of     Net Book     MW of     Net Book
                   Capacity   Value (a)   Capacity   Value (a)   Capacity   Value (a)
                  ----------  ----------  ---------  ----------  ---------  ----------
Fossil Units:
 Wholly-owned        1,640.0     $514.5       954.0     $279.8       686.0     $234.7
 Jointly-owned         234.5       67.7       126.8       32.2       107.7       35.5
Jointly-owned
 nuclear units         714.0       19.1       331.0        8.6       383.0       10.5
                     -------     ------     -------     ------     -------     ------
                     2,588.5     $601.3     1,411.8     $320.6     1,176.7     $280.7
                     =======     ======     =======     ======     =======     ======

(a) The net book values shown above are as of September 30, 1999, are stated in millions of dollars, and reflect the write-downs discussed in Note 5 to the Consolidated Financial Statements.

On September 30, 1999, Conectiv announced that DPL and ACE reached agreements to sell their ownership interests in nuclear plants to PSEG Power LLC (a subsidiary of Public Service Enterprise Group Incorporated) and PECO Energy Company (PECO) for approximately $20 million, plus the net book value of DPL's and ACE's interests in nuclear fuel on-hand as of the closing date. DPL's and ACE's combined interests in the nuclear units which are being sold include a 15.02 percent (328 MW) interest in the Peach Bottom Atomic Power Station (Peach Bottom), a 14.82 percent interest (328 MW) in the Salem Nuclear Generating Station (Salem), including a 6 MW interest in a combustion turbine at Salem, and a 5.0 percent interest (52 MW) in the Hope Creek Nuclear Generating Station (Hope Creek). Upon completion of the sale, DPL and ACE will transfer their respective nuclear decommissioning trust funds to the purchasers and PSEG Power LLC and PECO will assume full responsibility for the decommissioning of Peach Bottom, Salem, and Hope Creek. The sales are subject to various federal and state regulatory approvals and are expected to close by mid-2000.

ACE and DPL are currently conducting an auction for the sale of the fossil fuel-fired electric generating plants included in the above table.

The net book values of the nuclear and certain other electric generating units offered for sale were written down in the third quarter of 1999, as discussed in
Note 5 to the Consolidated Financial Statements. Since the impaired electric generating units were written down to their estimated fair market values (net of estimated selling costs), the sale of these impaired electric generating plants should not result in a significant gain or loss. Some of the electric generating plants which were not impaired from deregulation may be sold at a gain, which would be recognized when the sale occurs. There can be no assurances, however, that DPL or ACE will elect or be able to sell any such electric generating plants, or that any gain will be realized from such sales of electric generating plants.

On October 13, 1999, the DPSC initiated a formal proceeding to investigate the adequacy of DPL's facilities and services, including the remedies and incentives (if any) to be imposed or offered, respectively, to ensure the continued adequacy of DPL's facilities and services. That proceeding also will consider the effects (if any) of electric industry restructuring in Delaware on the reliability of electric service. The DPSC's order requires that DPL give the DPSC at least 30 days' notice upon entering any contract for the sale of any generating facility on the Delmarva Peninsula to any third party.

Under the NJBPU's Summary Order, any gain or loss realized upon the sale of ACE's electric generating plants (other than certain "mid-merit" plants) will effect the amount of ACE's recoverable stranded costs. Accordingly, any gain or loss realized by ACE on the sale of these plants would not affect future earnings. In the event of a sale within three years of certain "mid-merit" plants, which began operating on a deregulated basis effective August 1, 1999, 50% of any gain realized would be shared with ACE's regulated electric customers and the remaining 50% would affect earnings. If these mid-merit plants were sold and a loss resulted from the sale, the loss would be recognized in earnings.

Under the restructuring orders issued by the DPSC and MPSC, as discussed in Note 9 to the Consolidated Financial Statements, DPL's Delaware and Maryland retail electric rates will not be changed in the event DPL sells or transfers generating assets. Accordingly, the Delaware and Maryland portions of any gains, or losses, realized on the sale of DPL electric generating plants would affect future earnings. Management expects a net gain will be recognized in earnings when DPL sells its electric generating plants which were not impaired from deregulation.

Note 11.  Regulatory Assets and Liabilities
--------  ---------------------------------

In conformity with SFAS No. 71, Conectiv's accounting policies reflect the financial effects of rate regulation and decisions by regulatory commissions having jurisdiction over the regulated utility businesses of DPL and ACE. Regulatory commissions occasionally provide for future recovery from customers of current period expenses. When this happens, the expenses are deferred as regulatory assets and subsequently recognized in the Consolidated Statement of Income during the period the expenses are recovered from customers. Similarly, regulatory liabilities may also be created due to the economic impact of an action taken by a regulatory commission.

In the third quarter of 1999, the electricity supply businesses of ACE and DPL no longer met the requirements of SFAS No. 71. Accordingly, regulatory assets and liabilities related to the electricity supply business were written off, except to the extent that future cost recovery was provided for through the regulated electricity delivery business. As discussed in Note 5 to the Consolidated Financial Statements, a new regulatory asset, "Recoverable stranded costs," was established to recognize amounts to be collected from regulated delivery customers for stranded costs which resulted from deregulation of the electricity supply business. The table below displays the regulatory assets and liabilities as of September 30, 1999 and December 31, 1998.


                                                                September 30,   December 31,
Regulatory Assets (Liabilities)                                      1999           1998
--------------------------------------------------------------  --------------  -------------
                                                                    (Millions of Dollars)
  Recoverable stranded costs (1)..............................       $703.7            -
  Deferred recoverable income taxes (2).......................         90.9         $184.4
  Deferred debt refinancing costs (3).........................         21.7           44.2
  Unrecovered state excise taxes..............................         28.4           35.6
  Deferred other postretirement benefit costs.................         33.1           35.0
  Unrecovered purchased power costs...........................         34.0           48.3
  Deferred energy costs --DPL (4).............................         22.7           (0.4)
  Regulatory liability for deferred energy costs -- ACE (5)...        (53.4)         (15.6)
  Deferred costs for nuclear decommissioning/decontamination..          5.8           11.9
  Regulatory liability for New Jersey income tax benefit (6)..        (40.8)           -
  Asbestos removal costs......................................          8.3            8.5
  Deferred demand-side management costs.......................          4.5            5.7
  Other (7)...................................................          3.2           20.1
                                                                --------------  -------------
  Total.......................................................       $862.1         $377.7
                                                                ==============  =============


(1) Represents recoverable stranded costs, net of amortization recorded through September 30, 1999.

(2) Deferred recoverable income taxes represents the portion of deferred tax liabilities applicable to DPL's and ACE's utility operations that has not been reflected in current customer rates for which future recovery is probable. Due to discontinuing the application of SFAS No. 71 to the electricity supply business, the portion of deferred recoverable income taxes attributable to the electricity supply businesses of DPL and ACE was written off in the third quarter of 1999.

(3) See "Deferred debt refinancing costs" in Note 2 to the Consolidated Financial Statements.

(4) The September 30, 1999 balance is primarily attributed to deferred energy costs of DPL's electricity supply business and most of the balance is to be recovered from Delaware and Maryland electric retail customers in accordance with the restructuring orders issued by the DPSC and MPSC, as discussed in Note 9 to the Consolidated Financial Statements.

(5) See "Shopping Credits and Basic Generation Service" in Note 9 to the Consolidated Financial Statements.

(6) In the third quarter of 1999, a deferred tax asset arising from the write down of ACE's electric generating plant was established. The deferred tax asset represents the future tax benefit expected to be realized when the higher tax basis of the generating plants is deducted for New Jersey state income tax purposes. ACE has requested the New Jersey Division of Taxation to rule on whether or not this tax benefit may be used to reduce the rates charged to ACE's regulated electricity delivery customers for stranded cost recovery. To recognize that this tax benefit probably will be given to ACE's regulated electricity customers through lower electric rates, ACE recorded a regulatory liability.

(7) Various regulatory assets attributable to the electricity supply businesses of DPL and ACE were written off in the third quarter of 1999 due to discontinuing the application of SFAS No. 71 to DPL's and ACE's electricity supply businesses.

Note 12.  Contingencies
--------  --------------

Environmental Matters

Conectiv's subsidiaries are subject to regulation with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Conectiv's current liabilities include $3.0 million as of September 30, 1999 and December 31, 1998, respectively, for potential clean-up and other costs related to sites at which a Conectiv subsidiary is a potentially responsible party or alleged to be a third party contributor. Conectiv does not expect such future costs to have a material effect on its financial position or results of operations.

Nuclear Insurance

In conjunction with the ownership interests of DPL and ACE in Peach Bottom, Salem, and Hope Creek, DPL and ACE could be assessed for a portion of any third-party claims associated with an incident at any commercial nuclear power plant in the United States. Under the provisions of the Price Anderson Act, if third-party claims relating to such an incident exceed $200 million (the amount of primary insurance), DPL and ACE could be assessed up to $57.0 million on an aggregate basis for such third-party claims. In addition, Congress could impose a revenue-raising measure on the nuclear industry to pay such claims.

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


Note 13.  Supplemental Cash Flow Information
--------  ----------------------------------

                                            Nine Months Ended
                                              September 30,
                                          ----------------------
                                             1999        1998
                                          -----------  ---------
                                          (Dollars in thousands)
CASH PAID FOR:
  Interest, net of amounts capitalized       $113,142    $96,516
  Income taxes, net of refunds               $ 62,910    $48,931

Note 14.  Business Segments
--------  -----------------

The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Conectiv's business segments under SFAS No. 131 are as follows: "Energy"-- generates, purchases, and sells electricity (includes trading activities), also operates power plants and thermal heating and cooling systems; "Power Delivery"- -delivers electricity and gas to customers at regulated prices over transmission and distribution systems; "Telecommunications"--represents services provided by Conectiv Communications Inc. (CCI), including local and long-distance telephone service and Internet services; "HVAC"--represents heating, ventilation, and air conditioning (HVAC) services provided by Conectiv Services, Inc. (CSI).

Billings to electric and gas customers under regulated tariffs include amounts for services provided by the Energy and Power Delivery business segments. These revenues are allocated directly to the Energy and Power Delivery business segments based on the cost of services provided.

The operating results for each business segment are evaluated based on a profit measure called "contribution to corporate," which is equal to operating revenues and other income less operating expenses other than corporate expenses and "Special charges," which are discussed in Note 4 to the Consolidated Financial Statements. "All Other" business segments' contribution to corporate for the nine-month period ended September 30, 1999 includes $18.0 million from equity in earnings of Enertech as discussed in Note 3 to the Consolidated Financial Statements.

For the nine months ended September 30, 1998, the business segment revenues and contribution to corporate include the January and February 1998 operating results of the former Atlantic-owned companies and exclude Merger-related costs charged to expense.


                           Three Months Ended           Three Months Ended
                           September 30, 1999           September 30, 1998
                      -----------------------------  -------------------------
                                      Contribution               Contribution
Business Segments        Revenues     to Corporate    Revenues   to Corporate
--------------------  --------------  -------------  ----------  -------------
                            (Dollars in Thousands)
Energy                $  867,252      $ 149,210      $ 779,097    $ 124,452
Power Delivery           212,371         94,334        204,329      107,048
Telecommunications         9,810         (7,618)         2,896       (7,155)
HVAC                      37,697         (2,170)        24,962       (3,754)
All Other                  1,742         (4,886)         1,195       (2,064)
                      -------------   ------------   ----------   -----------
                      $1,128,872(1)   $ 228,870(2)   $1,012,479   $ 218,527(3)
                      =============   ============   ==========   ===========

(1) Includes intercompany revenues which are eliminated in consolidation as follows: Energy business segment--$46,728; All Other business segments-- $1,732.
(2) The following items are subtracted from contribution to corporate to arrive at consolidated income before income taxes: (a) $11,924 of corporate costs not allocated to business segments, (b) $49,236 of interest expense and preferred dividends deducted after contribution to corporate, (c) $105,648 of Special Charges, which are discussed in Note 4 to the Consolidated Financial Statements, and (d) $505 of net Merger-related consolidation adjustments.
(3) To reconcile contribution to corporate to consolidated income before income taxes subtract (a) $14,701 of corporate expenses not allocated to business segments, (b) $41,639 of interest expense and preferred dividends deducted after contribution to corporate, and (c) $728 of Special Charges, which are discussed in Note 4 to the Consolidated Financial Statements, and add $669 of net Merger-related consolidation adjustments.


                           Nine Months Ended              Nine Months Ended
                           September 30, 1999             September 30, 1998
                      -----------------------------  -----------------------------
                                      Contribution                   Contribution
Business Segments        Revenues     to Corporate      Revenues     to Corporate
--------------------  --------------  -------------  --------------  -------------
                               (Dollars in Thousands)
Energy                $ 2,256,075     $  250,207     $ 1,768,883     $  228,405
Power Delivery            587,098        242,466         518,766        241,632
Telecommunications         24,922        (23,430)          6,309        (17,513)
HVAC                      102,707         (6,751)         67,830        (13,122)
All Other                   5,426         11,113           3,506         (9,935)
                      -------------    -----------   -------------   ------------
                      $ 2,976,228(1)   $ 473,605(2)  $ 2,365,294(3)   $ 429,467(4)
                      =============    ===========   =============   ============

(1) Includes intercompany revenues which are eliminated in consolidation as follows: Energy business segment--$142,029; All Other business segments-- $4,722.
(2) The following items are subtracted from contribution to corporate to arrive at consolidated income before income taxes: (a) $41,525 of corporate costs not allocated to business segments, (b) $132,673 of interest expense and preferred dividends deducted after contribution to corporate, (c) $105,648 of Special Charges, which are discussed in Note 4 to the Consolidated Financial Statements, and (d) $1,360 of net Merger-related consolidation adjustments.
(3) Includes $165,185 of revenues for January to February 1998 of the formerly Atlantic-owned companies which are excluded from consolidated revenues.
(4) The following items are subtracted from contribution to corporate to arrive at consolidated income before income taxes: (a) $20,914 for the January to February 1998 contribution to corporate of the formerly Atlantic-owned companies, (b) $27,074 of Special Charges, which are discussed in Note 4 to the Consolidated Financial Statements, (c) $47,090 of corporate costs not allocated to business segments (d) $108,608 of interest expense and preferred dividends deducted after contribution to corporate, and (e) $378 of net Merger-related consolidation adjustments.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial and Strategic Initiatives
-----------------------------------

For information concerning the previously reported financial and strategic initiatives which were announced on May 11, 1999, refer to Notes 7(A) and 10 to the Consolidated Financial Statements contained herein and the "Financial and Strategic Initiatives" section in the MD&A included in Conectiv's Quarterly Report on Form 10-Q for the second quarter of 1999.

Common Stock Earnings Summary
------------------------------


                                                 Three Months Ended    Nine Months Ended
                                                    September 30         September 30
                                                 ------------------   -------------------
                                                   1999      1998       1999       1998
                                                 --------  --------   ---------  --------
After-tax contribution to earnings (loss)
 applicable to common stock
   Income excluding Special Charges
     and Extraordinary Item *                    $  82.9   $   84.6    $ 159.9   $ 133.8
   Special Charges *                               (69.8)      (0.4)     (69.7)    (16.4)
                                                 -------   --------    -------   -------
Income Before Extraordinary Item *               $  13.1   $   84.2    $  90.2   $ 117.4
Extraordinary Item *                              (266.3)      -        (266.1)      -
                                                 -------   --------    -------   -------
Earnings (loss) applicable to common stock *     $(253.2)  $   84.2    $(175.9)  $ 117.4
                                                 =======   ========    =======   =======

* Stated in millions of dollars

Average shares of common stock
 outstanding  (000)                               87,711    101,011     95,454    92,253
                                                 -------   --------    -------   -------

After-tax contribution to earnings (loss) per
 average share of common stock
   Income excluding Special Charges
     and Extraordinary Item                      $  0.95   $   0.83    $  1.67   $  1.45
   Special Charges                                 (0.80)      -         (0.73)    (0.18)
                                                 -------   --------    -------   -------
Earnings (loss) per average
 share of common stock:
   Before Extraordinary Item                     $  0.15   $   0.83    $  0.94   $  1.27
   Extraordinary Item                              (3.04)      -         (2.79)       -
                                                 -------   --------    -------   -------
Earnings (loss) per average share
 of common stock                                 $ (2.89)  $   0.83    $ (1.85)  $  1.27
                                                 =======   ========    =======   =======

In the third quarter of 1999, Conectiv reported a net loss applicable to common stock of $253.2 million, or a loss of $2.89 per average common share (87,711,000 average common shares). The net loss resulted from (i) a $266.3 million extraordinary charge applicable to common stock ($3.04 per average share of common stock) for discontinuing the application of SFAS No. 71 to DPL's and ACE's electricity supply businesses because of deregulation, and (ii) $69.8 million of special charges applicable to common stock ($0.80 per average share of common stock) primarily for write-downs of investments in non-utility businesses and accrued employee separation costs. For additional information concerning deregulation and the extraordinary charge to earnings, see Notes 2, 5, 9 and 11 to the Consolidated Financial Statements and the "Electric Utility Industry Restructuring" section within the MD&A. As discussed in

Note 9 to the Consolidated Financial Statements, ACE's portion of the extraordinary charge was based on the NJBPU's Summary Order and the NJBPU is to issue a more detailed order at a later date. If the NJBPU's final detailed order were to differ materially from the Summary Order, then the extraordinary charge could change. For additional information concerning special charges, see Note 4 to the Consolidated Financial Statements and the "Special Charges" caption within the MD&A.

Excluding the extraordinary and special charges to earnings, earnings applicable to common stock were $82.9 million, or $0.95 per average common share, for the third quarter of 1999 compared to earnings applicable to common stock of $84.6 million, or $0.83 per average common share, for the third quarter of 1998. This $0.12 increase in earnings per average common share (excluding extraordinary and special charges) was primarily due to completion of the Offer in June 1999 (Note 7 (A) to the Consolidated Financial Statements), by which Conectiv purchased its common stock with proceeds from the issuance of debt. The Offer's effects on third quarter 1999 operating results include a 12.8 million decrease in the average number of common shares outstanding, an increase of approximately $5.8 million ($3.5 million after taxes) in interest expense, and a $0.09 net increase in earnings per average common share. The remainder of the earnings increase was primarily due to warmer summer weather's positive impact on net regulated electric revenues, earnings from certain electric generating units of ACE which were deregulated August 1, 1999, and a reduced operating loss from CSI's HVAC business, partly offset by higher operating expenses and the electric rate decrease which became effective August 1, 1999 in New Jersey.

For the nine months ended September 30, 1999, Conectiv reported a net loss applicable to common stock of $175.9 million, or a loss of $1.85 per average common share (95,454,000 average common shares). The net loss resulted from (i) a $266.1 million extraordinary charge applicable to common stock ($2.79 per average share of common stock) for discontinuing the application of SFAS No. 71 to DPL's and ACE's electricity supply businesses because of deregulation, and
(ii) $69.7 million of special charges applicable to common stock ($0.73 per average share of common stock) primarily for write-downs of investments in non-utility businesses and accrued employee separation costs. For the nine months ended September 30, 1998, earnings applicable to common stock were $117.4 million, or $1.27 per average share of common stock (92,253,000 average common shares), after special charges of $16.4 million ($0.18 per average common share).

Excluding the extraordinary and special charges to earnings, earnings applicable to common stock were $159.9 million, or $1.67 per average common share, for the nine months ended September 30, 1999 compared to earnings applicable to common stock of $133.8 million, or $1.45 per average common share, for the same period last year. The $0.22 increase in earnings per average share of common stock for the nine month period included $0.11 per share from equity in earnings of a venture capital fund (as discussed in Note 3 to the Consolidated Financial Statements), $0.04 per share from the net effect of the Offer, and the remaining $0.07 per share increase resulted from improved operating results of regulated utility and non-regulated business operations. The operating results of regulated utility operations improved mainly due to higher retail electric and gas sales, which benefited from the effects of weather, partly offset by electric rate decreases and higher operating expenses. The operations of non-regulated businesses resulted in a net after-tax loss of approximately $18 million for the current nine-month period compared to a net after-tax loss of approximately $26 million for the same period last year. The net loss for the current nine-month period decreased due to higher net profits from the non-regulated energy businesses and a lower loss from HVAC operations, partly offset by a larger loss for the telecommunications business which incurred higher expenses to gain new customers and expand operations.

Excluding the effect of the Offer, the average number of shares of common stock outstanding reflects an increase in the current nine-month period attributed to the two additional months outstanding for shares of common stock issued to Atlantic stockholders concurrent with the March 1998 Merger. However, under the purchase method of accounting (and based on the Merger date of March 1, 1998), Conectiv's consolidated operating results for the first nine months of 1998 included seven months of operating results for ACE and the nonutility businesses formerly owned by Atlantic. Thus, there are two additional months of earnings reflected in Conectiv's Consolidated Statement of Income for the nine months ended September 30, 1999 for the former Atlantic-owned companies in comparison to the same period last year. The two additional months of earnings offset the dilution of earnings per common share resulting from the two additional months the shares of common stock issued to Atlantic stockholders in March 1998 were outstanding in the current nine-month period.

The financial and strategic initiatives announced by Conectiv on May 11, 1999 included the intention to reduce the dividends on shares of common stock to a targeted payout ratio of 40% to 60% of earnings per average share of common stock outstanding. Conectiv's Board of Directors declared quarterly dividends per share of common stock of $0.385 for the first quarter of 1999, $0.22 for the second quarter of 1999, and $0.22 for the third quarter of 1999. For the nine months ended September 30, 1999, dividends declared per share of common stock were $0.825, which represented approximately 49% of earnings per average share of common stock outstanding adjusted to exclude the special and extraordinary charges discussed in Notes 4 and 5 to the Consolidated Financial Statements.

Class A Common Stock Earnings Summary
--------------------------------------

                                                 Three Months Ended  Nine Months Ended
                                                    September 30       September 30
                                                 ------------------  -----------------
                                                  1999       1998     1999      1998
                                                 -------   -------   -------   -------
After-tax contribution to earnings (loss)
 applicable to Class A common stock
   Income excluding Special Charges
     and Extraordinary Item *                    $  8.9    $  9.4    $ 12.0    $ 11.6
   Special Charges *                               (1.7)       -       (1.8)      -
                                                 ------    ------    ------    ------
Income Before Extraordinary Item *               $  7.2    $  9.4    $ 10.2    $ 11.6
Extraordinary Item *                               (4.8)       -       (5.1)      -
                                                 ------    ------    ------    ------
Earnings applicable to
 Class A common stock *                          $  2.4    $  9.4    $  5.1    $ 11.6
                                                 ======    ======    ======    ======

* Stated in millions of dollars

Average shares of Class A common
 stock outstanding (000)                          5,743     6,561     6,234     6,561
                                                 ------    ------    ------    ------

After-tax contribution to earnings (loss) per
 average share of Class A common stock
   Income excluding Special Charges
     and Extraordinary Item                      $ 1.55    $ 1.44    $ 1.92    $ 1.77
   Special Charges                                (0.30)       -      (0.29)       -
                                                 ------    ------    ------    ------
Earnings (loss) per average share of
 Class A common stock:
   Before Extraordinary Item                     $ 1.25    $ 1.44    $ 1.63    $ 1.77
   Extraordinary Item                             (0.83)       -      (0.81)       -
                                                 ------    ------    ------    ------
Earnings per average share
 of Class A common stock                         $ 0.42    $ 1.44    $ 0.82    $ 1.77
                                                 ======    ======    ======    ======

Earnings applicable to Class A common stock were $2.4 million, or $0.42 per average share of Class A common stock, for the third quarter of 1999. Excluding the $4.8 million extraordinary charge and $1.7 million of special charges applicable to Class A common stock, earnings applicable to Class A common stock were $8.9 million, or $1.55 per average share of Class A common stock, for the third quarter of 1999 compared to $9.4 million, or $1.44 per average share of Class A common stock, for the third quarter of 1998. The $0.11 increase in earnings per average share of Class A common stock (excluding the extraordinary item and special charges) was mainly due to the positive net effects of the Offer. For the third quarter, the Offer resulted in 12.5% fewer average shares of Class A common stock outstanding and a 9.0% decrease in the percentage of "Company Net Income Attributable to the Atlantic Utility Group" applicable to Class A common stock.

Earnings applicable to Class A common stock were $5.1 million, or $0.82 per average share of Class A common stock, for the nine months ended September 30, 1999. Excluding the $5.1 million extraordinary charge and $1.8 million of special charges applicable to Class A common stock, earnings applicable to Class A common stock were $12.0 million, or $1.92 per average share of Class A common stock, for the first nine months of 1999 compared to $11.6 million, or $1.77 per average share of Class A common stock, for the same period last year. The $0.15 increase in earnings per average share of Class A common stock (excluding the extraordinary item and special charges) was mainly due to the positive net effects of the Offer and the two additional months of ACE's operating results included in consolidated earnings for the nine months ended September 30, 1999.

As previously disclosed, Conectiv's Board of Directors intends that the quarterly dividend on shares of Class A common stock will remain $0.80 per share ($3.20 annualized rate) until March 31, 2001 (the "Initial Period"), subject to declaration by Conectiv's Board of Directors and the obligations of Conectiv's Board of Directors to consider the financial condition and regulatory environment of Conectiv and its subsidiaries and the results of operations of Conectiv and its subsidiaries; and also subject to the limitations under applicable law and the provisions of Conectiv's Restated Certificate of Incorporation.

Conectiv intends, following the Initial Period, subject to declaration by Conectiv's Board of Directors and the obligation of the Board of Directors to consider the financial condition and regulatory environment of Conectiv and its subsidiaries and the results of operations of Conectiv and its subsidiaries, to pay annual dividends on the Class A common stock in an aggregate amount equal to
(1) 90% of "Company Net Income (Loss) Attributable to the Atlantic Utility Group" (as defined in the Restated Certificate) multiplied by (2) the Outstanding Atlantic Utility Fraction. The Outstanding Atlantic Utility Fraction, as defined in Conectiv's Restated Certificate of Incorporation, represents the proportionate interest of the Class A common stock in the equity value of the Atlantic Utility Group. Notwithstanding the Conectiv's intention with respect to dividends on the Class A common stock following the Initial Period, if and to the extent that the annual dividends paid on the Class A common stock during the Initial Period exceed 100% of the earnings of the Atlantic Utility Group that were applicable to the Class A common stock during such period, Conectiv's Board of Directors may consider such fact in determining the appropriate annual dividend rate on the Class A common stock following the Initial Period. Dividends declared per share of Class A common stock were $2.40 for the nine months ended September 30, 1999 (or $0.80 per quarter). In comparison, earnings per average share of Class A common stock excluding special charges and the extraordinary item for the nine months ended September 30, 1999 were $1.92. In 1998, dividends declared per share of Class A common stock were $3.20, compared to earnings per average share of Class A common stock of $1.82.

There can be no assurance that earnings attributable to the Atlantic Utility Group that are applicable to the shares of Class A common stock will be sufficient to cover dividends on the Class A common stock during the remainder of the Initial Period. The earnings of the Atlantic Utility Group will be affected by the implementation of the restructuring order in New Jersey, including the rate decrease that was effective August 1, 1999. The earnings of the Atlantic Utility Group also will be affected by the anticipated sales of certain generating plants (and resulting loss of earnings capacity) and the utilization of proceeds from such sales. The precise impact of the anticipated sales on the earnings of the Atlantic Utility Group will depend on the utilization of the proceeds and such impact cannot be determined at this time.

For additional information concerning Class A common stock, see Note 7 (B) to the Consolidated Financial Statements.

Electric Utility Industry Restructuring
----------------------------------------

As discussed in Notes 2, 5, 9, and 11 to the Consolidated Financial Statements, during the past several months, the NJBPU issued an order to ACE, and the DPSC and MPSC issued orders to DPL, concerning restructuring the electricity supply businesses of ACE and DPL, respectively. Based on these orders, ACE and DPL determined that the requirements of SFAS No. 71 no longer applied to their electricity supply businesses as of August 1, 1999 and September 30, 1999, respectively. As a result, ACE and DPL discontinued applying SFAS No. 71 and applied the requirements of SFAS No. 101 and EITF 97-4, which among other things, resulted in an extraordinary charge to earnings of $271.1 million, net of taxes.

Implementation Dates

The table below shows when DPL's Delaware and Maryland and ACE's New Jersey retail electric customers may choose an alternative supplier. The Virginia Electric Utility Restructuring Act, signed into law on March 29, 1999, phases-in retail electric competition beginning January 1, 2002.


State         Customer Group                                 Effective Date for Choice
------------  ---------------------------------------------  -------------------------
New Jersey    All customers                                  August 1, 1999
Delaware      Customers with peak loads of 1,000 kW or more  October 1, 1999
Delaware      Customers with peak loads of 300 kW or more    January 15, 2000
Delaware      All other Delaware retail electric customers   October 1, 2000
Maryland      All customers                                  July 1, 2000

Revenue Reductions

Pursuant to the electric utility restructuring orders issued by the NJBPU, DPSC, and MPSC during the past several months, electric rate decreases became effective, or are scheduled to become effective, as shown in the table below.


              Estimated Annualized
  State       Revenue Decrease (1)   Effective Date
------------  --------------------   ---------------
New Jersey      $50 million (2)      August 1, 1999
Delaware        $17.5 million (3)    October 1, 1999
Maryland        $12.5 million (3)    July 1, 2000

(1)  Estimated based on 1998 fiscal year sales and revenues.
(2) Represents a 5% rate reduction. Approximately $25 million of the estimated $50 million decrease in ACE's New Jersey electric revenues is for the energy component of ACE's electric revenues which had been greater than the related energy costs. Thus, $25 million of this estimated revenue decrease should not affect earnings. An additional two percent rate reduction is required by January 1, 2001, and by August 1, 2002, rates must be ten percent lower that the rates which were in effect April 30, 1997.
(3) Represents a 7.5% reduction for residential rates, which are held constant for four years. Non-residential rates are held constant for three years.

Regulatory Implications on Sales of Electric Generating Plants

Under the NJBPU's Summary Order, the gain or loss realized upon the sale of ACE's electric generating plants (other than certain "mid-merit" plants) will affect the amount of stranded costs to be recovered from customers. Accordingly, any gain or loss realized on the sale of these plants would not affect future earnings. In the event of a sale within three years of certain "mid-merit" plants, which began operating on a deregulated basis effective August 1, 1999, 50% of any gain realized would be shared with ACE's regulated electric customers and the remaining 50% would affect earnings. If these mid-merit plants were sold and a loss resulted from the sale, the loss would be recognized in earnings.

Under the DPSC's and MPSC's electric restructuring orders, any gain or loss realized on the sale of DPL's electric generating plants will affect net income to the extent the net selling proceeds differ from the plants' net book value, as adjusted for any impairment write-down recorded in the third quarter of 1999. Management expects a net gain will be recognized in earnings when DPL sells its electric generating plants which were not impaired from deregulation. There can be no assurances, however, that DPL or ACE will elect or be able to sell any such electric generating plants, or that any gain will be realized from such sales of electric generating plants.

Stranded Cost Recovery and Securitization

The NJBPU's Summary Order provides ACE the opportunity to recover 100% of the net stranded costs related to the generation units to be divested and the stranded costs associated with power purchased from NUGs. The Summary Order also permits securitization of 100% of the net stranded costs of the generation units to be divested and the costs to effect potential NUG contract buyouts or buydowns. Securitization is expected to occur through a special purpose entity which will issue bonds secured by the right to collect stranded costs from customers. Stranded costs, net of taxes, will be collected from customers through a transition bond charge and the income tax expense associated with the revenues from stranded cost recovery will be collected from customers through a separate market transition charge. ACE's pre-tax recoverable stranded costs, which are subject to adjustment based on the actual gains and losses realized on the sale of electric generating plants, were initially estimated and recorded as $661.5 million in the third quarter of 1999.

Based on the $24 million of after-tax stranded cost recovery that the DPSC and MPSC restructuring orders provided for, DPL recorded recoverable stranded costs on a pre-tax basis of $44.3 million in the third quarter of 1999. Although only partial stranded cost recovery was provided for by the DPSC's and MPSC's restructuring orders, any gain that may be realized on the sale of DPL's electric generating units which were not impaired by deregulation will increase future earnings.

Basic Generation Service and Default Service

Through July 31, 2002, under New Jersey's BGS, ACE is obligated to supply electricity to customers who do not choose an alternative electricity supplier. As the BGS supplier, ACE's BGS rates are designed to recover its costs, except for the above-market portion of NUG power which is recovered through a separate non-bypassable Net NUG Charge included in regulated delivery rates. In accordance with the NJBPU's order, ACE defers the difference between such costs incurred and the related revenues. ACE's customer rates are to be adjusted for any deferred balance remaining after the initial four-year transition period that began August 1, 1999.

DPL is obligated to supply electricity to customers who do not choose an alternative electricity supplier for three or fours years (depending on customer class) after October 1, 1999 in Delaware and July 1, 2000 in Maryland. The energy component to be included in customers' rates for such "default service" is established based on the average energy cost for the 12 months ended September 30, 1999 for Delaware customers and the average energy cost for the 12 months ended April 30, 2000 for Maryland customers. After October 1, 1999 in Delaware and July 1, 2000 in Maryland, Conectiv's earnings will be affected to the extent that DPL's actual energy costs vary from the amounts included in its customer rates.

Shopping Credits

Customers who choose an alternative electricity supplier receive a credit to their bill, or a shopping credit, which generally represents the cost of electricity supply and transmission service. System-average shopping credits for the first three to four years (depending on the state and/or customer group) after customer choice begins, have been initially estimated to range from 5.27 to 5.48 cents per kWh for ACE's New Jersey customers, from 4.736 to 4.740 cents per kWh for DPL's Delaware customers, and from 5.088 to 5.093 cents per kWh for DPL's Maryland customers.

Earnings Impact

The deregulation of electricity traditionally supplied by DPL and ACE results in deregulation of the revenues earned from the previously regulated electricity supply service. Accordingly, the impact on earnings of deregulating the supply of electricity depends on various factors in addition to the mandated revenue reductions. The return on the proceeds from the expected sale of power plants compared to returns earned on such power plants prior to their sale will impact earnings. The performance and operating results of deregulated power plants, which previously were subject to rate regulation, will also impact earnings. Earnings will also be affected to the extent that DPL's actual energy costs vary from the amounts included in its customer rates for default service. Conectiv's future earnings will also be affected by its ability to achieve cost reductions and streamline operations. Due to these factors which may affect Conectiv's future earnings after deregulation of electricity supply, Conectiv's earnings may be more volatile in the future.

The sole source of earnings applicable to Class A common stock is the Atlantic Utility Group, which consists of the regulated utility business of ACE. Earnings applicable to Conectiv common stock result from all the businesses and subsidiaries of Conectiv, including the regulated utility business of ACE. Thus, ACE's earnings, including any changes in ACE's earnings due to deregulation or other factors, have a significantly greater impact on the earnings per share of Class A common stock in comparison to the impact on earnings per share of Conectiv's common stock.

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

On May 7, 1999, ACE and a NUG, with which ACE has a long-term power purchase contract, signed a letter of intent (LOI) relating to a transaction which could ultimately result in the termination of such existing contract. The LOI calls for the negotiation of a definitive agreement and the establishment of necessary arrangements associated with the termination. Upon receipt of corporate and regulatory approvals (including NJBPU approval), the agreement would require, among other things, a substantial payment by ACE to the NUG (estimated to be in excess of $100 million) and establishment of a new, substitute long-term power contract between the NUG and a new power purchaser. On July 27, 1999, ACE and the NUG issued a request for proposals from parties prospectively interested in becoming a purchaser under the substitute power contract. During August and September 1999, ACE and the NUG received proposals from various parties, and have since been engaged in discussions and negotiations with those parties. Although discussions and negotiations continue, at this time it is not possible to predict whether a definitive termination agreement involving a transaction with a substitute power contract will result.

On July 30, 1999, ACE made a conditional offer to another NUG (in which an affiliate has a 50% interest), with which ACE has a long-term power purchase contract, to terminate the power contract. The conditional offer was modified on August 26, 1999 and accepted by the respective parties, and remains subject to the receipt of corporate and regulatory (including NJBPU) approvals. The termination of the power purchase contract would require a payment in excess of $200 million to the power producer. A Termination Agreement between the parties, dated as of September 20, 1999, was filed with the NJBPU in connection with ACE's petition for authorization to proceed with the proposed transaction. Among other things, the petition requests that the NJBPU approve the Termination Agreement; make certain findings with respect to the termination payment to be made by ACE pursuant thereto, approve the interim financing of the termination payment by ACE, and find that the termination payment is an amount which either may constitute, or be included as part of, the principal amount of transition bonds for which ACE may seek approval to issue under the New Jersey Act.

Arrangements with respect to the interim financing of amounts which may be paid in connection with the termination of the power purchase contracts described above are being negotiated with several financial institutions. It is presently contemplated that long-term financing of such termination payments would be undertaken at a later time, in connection with the financing of these and other stranded costs of ACE which may be approved by the NJBPU. There can be no assurances, however, that the NJBPU will approve the issuance of transition bonds for such costs or that ACE will be able to issue and sell any such bonds.

Deregulated Generation and Power Plant Sales
--------------------------------------------

Conectiv is changing the mix of the types of electric generating plants it owns in conjunction with implementing its "mid-merit" strategy. Mid-merit electric generating plants can quickly increase or decrease their kWh output level on an economic basis. Mid-merit plants typically have relatively low fixed operating and maintenance costs and also can use different types of fuel. These plants are generally operated during times when demand for electricity rises and prices are higher. As discussed in Note 10 to the Consolidated Financial Statements, DPL and ACE have offered their nuclear and non-strategic baseload fossil electric generating plants for sale. Baseload electric generating plants run almost continuously to supply the base level of demand for electricity, or the minimum demand level which generally always exists on an electrical system. In a deregulated electricity supply market, management expects that mid-merit electric generating plants will be more profitable and provide higher returns on invested capital than baseload electric generating plants.

Under the NJBPU's Summary Order, the kWh output from certain ACE electric generating units, with approximately 741 MW of capacity, is not dedicated to supplying BGS customers, but instead is being operated on a deregulated basis, effective August 1, 1999, under Conectiv's mid-merit strategy. Effective October 1, 1999, the Delaware portion (approximately 59%) of DPL's electric generating plants is deregulated and the plants' kWh output may, at DPL's option, be sold in deregulated markets or used to supply default service customers in Delaware. Similarly, effective July 1, 2000, the Maryland portion (approximately 30%) of DPL's electric generating plants is deregulated and the plants' kWh output may, at DPL's option, be sold in deregulated markets or used to supply default service customers in Maryland.

On September 15, 1999, Conectiv announced plans to construct a new mid-merit, electric power plant in northern Delaware comprised of three combustion turbines and a waste heat recovery boiler and steam turbine (combined cycle unit). Assuming all permits and licenses are obtained, the new mid-merit power plant will be installed on the site which currently includes the Hay Road combined cycle unit and the

Edge Moor power plant. The new mid-merit power plant is expected to cost approximately $300 million and have capacity of approximately 500 MW. The installation of the three new combustion turbine units is expected to be completed by June 2001 and installation of the waste heat recovery boiler and steam turbine is expected to be completed by June 2002. The expected installation dates could change depending on whether construction proceeds on schedule, permits and licenses are obtained as planned, and other factors.

Conectiv Energy, Inc. (CEI), a Conectiv subsidiary, will own contractual rights for the new 500 MW combustion turbine/combined cycle unit. The electric generating units of DPL and ACE which are not sold to third parties are expected to be transferred into new electric generation subsidiaries within the next year.

On September 30, 1999, Conectiv announced that DPL and ACE reached agreements to sell their ownership interests in nuclear plants, representing 714 MW of capacity, to PSEG Power LLC and PECO. The aggregate sales price of $20 million, less selling costs, was used as the fair value of the nuclear plants in determining the amount of impairment that resulted from deregulation and the amount of the write down of DPL's and ACE's investments in nuclear plants that was recorded in the third quarter of 1999. Upon completion of the sale, DPL and ACE will transfer their respective nuclear decommissioning trust funds to the purchasers, and PSEG Power LLC and PECO will assume full responsibility for the decommissioning of Peach Bottom, Salem, and Hope Creek. The sales are subject to various federal and state regulatory approvals and are expected to close by mid-2000.

ACE and DPL are currently conducting an auction for the sale of certain fossil fuel-fired electric generating plants which have 1,875 MW of capacity and a net book value of approximately $582 million, which is net of the write downs recorded in the third quarter of 1999, as a result of deregulation.

See the preceding MD&A section labeled "Regulatory Implications on Sales of Electric Generating Plants" for a discussion of any gain or loss that may result from such sales.

In order to fulfill its obligations in Delaware and Maryland as a default service provider, DPL may arrange contracts to purchase energy and capacity from the buyer(s) of the fossil fuel-fired plants. These contracts are expected to establish a favorable cost structure for DPL's default service. Alternatively, DPL may purchase energy and capacity from third parties.

Due to the expected sale of power plants, more electric capacity is expected to be purchased in the future, which will cause purchased electric capacity costs to increase. However, since the divested plants will be removed from the balance sheet upon sale, depreciation expense for these plants will stop. Also, to the extent the sales proceeds are used to pay off debt which had financed the plants, interest expense will also decrease.

Management expects that the aggregate proceeds from the sale of the electric generating plants and securitization of stranded costs will be approximately $1.0 billion, on an after-tax basis. Management expects to use the proceeds for general corporate purposes, including the purchase of a portion of the outstanding debt and other securities of Conectiv and its subsidiaries, and for investments in businesses.

Both ACE's and DPL's mortgage indentures require that the electric generating plants being divested be released from the liens of the respective mortgages. These assets may be released with a combination of cash, bondable property additions and credits representing previously issued and retired first mortgage bonds. Both ACE and DPL have sufficient bondable property additions and retired first mortgage bonds to release such assets at fair values.

Electric Revenues
------------------

The table below shows the amounts of electric revenues earned which are subject to price regulation (Regulated) and which are not subject to price regulation (Non-regulated). Electricity supply service in DPL's and ACE's service areas was subject to price regulation prior to deregulation and will also be subject to price regulation during the transition periods. Thus, revenues from electricity supply service within DPL's and ACE's service areas are classified below as Regulated electric revenues. Non-regulated electric revenues result primarily from electricity trading activities, sales of output from deregulated electric generating plants, and competitive retail sales.


                                   Three Months Ended  Nine Months Ended
                                     September 30,       September 30,
                                   ------------------  ------------------
                                     1999      1998      1999      1998
                                   --------  --------  --------  --------
                                           (Dollars in millions)
Regulated electric revenues          $684.9    $661.4  $1,676.6  $1,463.6
Non-regulated electric revenues       110.8     171.6     236.0     250.0
                                     ------    ------  --------  --------
Total electric revenues              $795.7    $833.0  $1,912.6  $1,713.6
                                     ======    ======  ========  ========

Regulated electric revenues increased by $23.5 million, from $661.4 million in the third quarter of 1998 to $684.9 million in the third quarter of 1999. The $23.5 million increase was primarily due to a 2.3% increase in retail kWh sales, reflecting hotter summer weather, and higher resale revenues due to higher demand charges as a result of the hot weather. The increase in Regulated electric revenues was reduced by the New Jersey electric restructuring rate decrease which became effective August 1, 1999. This rate decrease caused Regulated electric revenues to decrease by approximately $10.2 million, or by $5.1 million net of related energy costs.

Non-regulated electric revenues decreased by $60.8 million, from $171.6 million in the third quarter of 1998 to $110.8 million in the third quarter of 1999.
The $60.8 million decrease was mainly due to lower electricity trading volumes, partly offset by higher competitive retail electricity sales in Pennsylvania and revenues from ACE's deregulated electric generating units. Although Non-regulated electric revenues decreased, Non-regulated electric revenues net of energy costs (net revenues) increased because the lower electricity trading volume had a minimal impact on net revenues, while the output sold from the deregulated electric generating units contributed additional net revenues.

For the nine month period, Regulated electric revenues increased by $213.0 million, from $1,463.6 million for the nine months ended September 30, 1998 to $1,676.6 million for the nine months ended September 30, 1999. The $213.0 million increase was primarily due to a $163.5 million increase for two additional months of ACE's revenues in the current reporting period, with the remaining $49.5 million increase comprised of the following items: (a) a $25.7 million revenue increase from a 2.7% increase in retail kWh sold (due to the effects of weather and a 1.2% increase in the number of customers) and higher billings of certain services related to the electricity delivery business, (b) a $23.1 million increase in interchange revenues primarily from revenues for transmission network usage and system congestion, and (c) a $0.7 million increase in resale revenues from higher third quarter demand revenues, which were largely offset by a kWh sales decrease from a scheduled load reduction by DPL's largest resale customer.

Non-regulated electric revenues decreased $14.0 million for the nine month period, from $250.0 million for the nine months ended September 30, 1998 to $236.0 million for the nine months ended September 30, 1999. The $14.0 million decrease was mainly due to lower electricity trading volumes, partly offset by revenues from higher competitive retail electricity sales in Pennsylvania and ACE's deregulated electric generating units. Although Non-regulated electric revenues decreased, there was an increase in Non-regulated electric revenues net of energy costs (net revenues). Net revenues from trading activities increased despite lower trading volume and additional net revenues were realized from the output sold by the deregulated electric generating units.

Gas Revenues
------------

The table below shows the amounts of gas revenues earned which are subject to price regulation (Regulated) and which are not subject to price regulation (Non-regulated).


                              Three Months Ended  Nine Months Ended
                                September 30,       September 30,
                              ------------------  -----------------
                                1999      1998      1999     1998
                              ---------  -------  --------  -------
                                      (Dollars in millions)
Regulated gas revenues           $ 12.0    $13.0    $ 87.5   $ 79.0
Non-regulated gas revenues        145.5     80.8     495.1    203.5
                                 ------    -----    ------   ------
Total gas revenues               $157.5    $93.8    $582.6   $282.5
                                 ======    =====    ======   ======

Regulated gas revenues increased $8.5 million for the nine-month period ended September 30, 1999, due primarily to a 12.8% increase in cubic feet of natural gas sold to residential customers because colder winter weather caused residential customers to use more gas to heat their homes. Higher average rates charged under the energy adjustment clause also contributed to the increase.

Due to higher Non-regulated natural gas trading volumes, Non-regulated gas revenues increased $64.7 million for the three-month period and $291.6 million for the nine-month period. However, the variance, for the three-month period and for the nine-month period compared to the same periods last year, in Non-regulated gas revenues net of related purchased gas costs was not significant. The margin earned from Non-regulated natural gas trading revenues in excess of related purchased gas costs is relatively small mainly due to the competitive nature of natural gas trading activities.

Other Services Revenues
-----------------------

Other services revenues were comprised of the following:


                             Three Months Ended  Nine Months Ended
                               September 30,       September 30,
                             ------------------  -----------------
                               1999      1998      1999     1998
                             ------------------  -----------------
                                     (Dollars in millions)
Fuel oil and gasoline         $ 56.2    $38.5    $139.5   $ 78.7
HVAC                            37.7     25.0     102.7     67.8
Telecommunications               9.8      2.9      24.9      6.3
Thermal systems                  7.7      7.9      20.1     16.6
Operation of power plants        8.3      5.9      21.6     16.5
Solutions (1)                    5.3      3.7      14.5      7.3
Other                            2.2      1.8      11.1     10.9
                             ------------------  -----------------
 Total                        $127.2    $85.7    $334.4   $204.1
                             ==================  =================

(1) Refer to page I-3 of Conectiv's 1998 Annual Report on Form 10-K for a description of this business.

As shown in the preceding table, other services revenues increased to $127.2 million in the third quarter of 1999, from $85.7 million in the third quarter of 1998. The $41.5 million revenue increase for the third quarter was mainly due to additional acquisitions of HVAC service businesses, expansion of Conectiv's telecommunications business, and higher sales of fuel oil and gasoline. For the nine months ended September 30, 1999, other services revenues increased to $334.4 million from $204.1 million for the nine months ended September 30, 1998. The $130.3 million increase for the nine-month period was primarily due to an additional three months of revenues from a business acquired by Conectiv in March 1998 which distributes fuel oil and gasoline, additional acquisitions of HVAC service businesses, and expansion of Conectiv's telecommunications and Solutions businesses.

As shown in the table above, telecommunications revenues from CCI grew substantially. Among other services, CCI offers customers local and long-distance phone service, a regional calling plan, and a plan for calls within the United States. CCI had sold about 65,000 access line equivalents as of September 30, 1999, which is about double the number of access lines CCI had sold at December 31, 1998. However, CCI does not expect to have sold by year-end 1999 the number of access lines it had originally planned to sell due to longer than expected customer provisioning intervals and lower than anticipated customer credit quality. In its efforts to reduce provisioning intervals and increase customer satisfaction, during the third quarter of 1999, CCI engaged in extensive negotiations with Bell Atlantic regarding the terms and conditions for interconnection of the CCI and Bell Atlantic networks and CCI's access to elements of Bell Atlantic's network as required by federal law. In accordance with provisions of the Communications Act, as amended by the Telecommunications Act of 1996, CCI petitioned the public utility commissions in Delaware, Maryland, New Jersey and Pennsylvania to arbitrate certain open issues in the negotiations. Decisions in the arbitrations are expected by year-end, which should result in completing new interconnection agreements in these four states during the first quarter of 2000. CCI is also negotiating similar issues with Bell Atlantic with regard to its planned expansion into New York and the District of Columbia. If these negotiations are unsuccessful, CCI may seek arbitration in these jurisdictions as well, which would likely take place during the first or second quarter of 2000.

In June 1999, CCI purchased an Internet service provider which offers dedicated and dial-up Internet service, consulting, data security, and web services. This acquisition combined with CCI's DSL (digital subscriber line--a high speed Internet connection) service, enables CCI to provide end-to-end Internet service.

Conectiv recently announced the appointment of a 30-year veteran of the telecommunications industry as the new president of CCI.

Operating Expenses
-------------------

Electric Fuel and Purchased Energy

Electric fuel and purchased energy decreased $54.6 million in the third quarter of 1999 due to lower non-regulated electricity trading volumes, partly offset by higher regulated electricity sales.

Electric fuel and purchased energy increased $49.2 million in the current nine month period mainly due to $50.3 million of expenses associated with the additional two months of ACE's operations in the current period. The remaining $1.1 million decrease resulted from lower non-regulated electricity trading volumes and a decrease in energy expense recorded pursuant to regulated energy adjustment clauses, partly offset by higher energy expenses from increased regulated electricity sales.

Gas Purchased

Gas purchased increased by $63.8 million to $151.4 million for the third quarter of 1999, and by $293.4 million to $542.2 million for the first nine months of 1999 mainly due to larger volumes of gas purchased for resale off-system.
Higher on-system sales demand due to the colder winter weather also contributed to the increase for the nine-month period.

Other Services Cost of Sales

Other services cost of sales increased by $23.9 million and $98.3 million for the third quarter and the nine-month period, respectively, primarily due to increased volumes of fuel oil and gasoline sold and higher volumes of HVAC services provided.

Purchased Electric Capacity

Purchased electric capacity costs increased $35.3 million for the nine-month period due to $28.0 million for the two additional months of ACE's operations in 1999 and higher capacity requirements associated with energy supplied within and outside of DPL's and ACE's regulated service territories.

Special Charges

As discussed in Note 4 to the Consolidated Financial Statements, special charges of $105.6 million before taxes ($71.6 million after taxes) were recorded in the third quarter of 1999 as a result of (a) a decline in the estimated residual values of assets leased through leveraged lease arrangements ($43.7 million before taxes, or $26.7 million after taxes), (b) costs for 160 employee separations expected within the next year ($10.9 million before taxes, or $6.5 million after taxes), (c) a write-down of the goodwill associated with HVAC businesses ($35.6 million before taxes, or $29.1 million after taxes) and (d) additional costs related to the Merger, impairments of certain other assets, and other items ($15.4 million before taxes, or $9.3 million after taxes).

Conectiv's operating results for the nine months ended September 30, 1998 include special charges of $27.1 million before taxes ($16.4 million after taxes) for the cost of DPL employee separations associated with the Merger-related workforce reduction and other Merger-related costs. The 1998 employee separation, relocation, and other Merger-related costs for Atlantic and its former subsidiaries were capitalized as costs of the Merger.

Operation and Maintenance Expenses

For the third quarter of 1999, operation and maintenance expenses increased by $17.8 million due to a $12.9 million increase for the regulated utility businesses, including higher power plant maintenance expenses, and a $4.9 million increase for non-regulated businesses, primarily due to expansion of the telecommunications business.

After excluding the $35.5 million of operation and maintenance expenses attributed to the two additional months of ACE's operations in 1999, operation and maintenance expenses increased by $38.6 million for the nine-month period due to $15.7 million of increased costs associated with expanding Conectiv's telecommunications business, an $11.9 million increase for various other non-regulated businesses, and an $11.0 million increase for the regulated utility businesses, which included higher power plant maintenance expenses.

Depreciation and Taxes Other than Income Taxes

After excluding the two additional months of operating results of ACE and other former Atlantic-owned businesses in 1999, depreciation expense increased $9.4 million. This increase was primarily due to depreciation of new computer networks, customer service systems, and other shared infrastructure assets, as well as increased depreciation for non-regulated businesses due to expansion of the telecommunications and HVAC businesses.

The $8.5 million increase in taxes other than income taxes for the nine-month period was principally due to inclusion of the two additional months of operating results of ACE and other former Atlantic-owned businesses in 1999.

Other Income
-------------

Other income increased $26.3 million for the nine-month period primarily due to $18.0 million ($10.6 million after-taxes or $0.11 per share of common stock) equity in earnings of an investment partnership (Enertech). Due to the nature of Enertech's investments, which include Internet service companies, its earnings may be volatile from period to period. The remaining $8.3 million increase in other income for the nine-month period was mainly due to a prior-year write-off of a non-utility investment, current-year interest income related to a successful tax appeal, the additional two months of ACE's operating results in 1999, and implementation of mark-to-market accounting for energy trading activities in January 1999.

Financing Costs
----------------

Financing costs reflected in the Consolidated Statements of Income include interest charges, allowance for funds used during construction, and preferred stock dividend requirements of subsidiaries. Financing costs increased $7.2 million in the third quarter mainly due to approximately $5.8 million of interest expense attributed to debt which was issued to finance the Offer.
After excluding the financing costs from the two additional months of operating results of ACE and other former Atlantic-owned businesses included in the current nine-month period, financing costs increased $11.4 million for the nine month period due to $6.7 million of interest expense from debt financing for the Offer and $4.7 million of interest expense on debt issued to finance nonutility businesses.

Income Taxes
------------

The effective income tax rate on "Income Before Income Taxes and Extraordinary Item" increased for the three-month and nine-month periods primarily due to the write-off of goodwill (as discussed in Note 4 to the Consolidated Financial Statements) which is not deductible for income tax purposes.

Year 2000
---------

The Year 2000 issue is the result of computer programs and embedded systems using a two-digit format, as opposed to four digits, to indicate the year. Computer and embedded systems with this characteristic may be unable to interpret dates during and beyond the year 1999, which could cause a system failure or other computer errors, leading to disruption of operations. A project team, originally started in 1996 by ACE, is managing Conectiv's response to this situation. A Conectiv corporate officer, reporting directly to the Chief Executive Officer, is coordinating all Year 2000 activities. Conectiv has met substantial challenges in identifying and correcting the computer and embedded systems critical to generating and delivering power, delivering natural gas and providing other services to customers.

The project team is using a phased approach to managing its activities. The first phase was inventory and assessment of all systems, equipment, and processes. Each identified item was given a criticality rating of high, medium or low. Those items rated as high or medium were then subject to the second phase of the project. The second phase -- determining and implementing corrective action for the identified systems, equipment and processes -- concludes with a test of the unit being remediated. The third phase involves system testing and compliance certification.

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

Additionally, Conectiv has developed and tested contingency plans in the event that Year 2000 outages do occur. Contingency plans are in place for all mission critical systems and have been coordinated into a detailed overall Year 2000 restoration plan under the direction of a senior-level engineering and operations manager. Contingency plans have also been developed for non-mission critical systems. The Year 2000 plans build on Conectiv's existing expertise in service restorations. Conectiv has also coordinated these efforts with state and local emergency management agencies.

The following chart sets forth the current estimated completion percentage of the 140 different systems in the Year 2000 Project by major business group, and for the information technology systems used in managing Conectiv's businesses.

Inventory and assessment, corrective action/unit testing and system testing/compliance in the 21 mission critical systems is 99% complete.


                             Inventory and  Corrective Action/  System Testing/
Business Group                  Assessment     Unit Testing       Compliance
-------------------------  ---------------  ------------------  ---------------
Business systems                 100%               98%                95%
Power production                 100%               95%                95%
Electricity distribution         100%               93%                90%
Gas delivery                     100%               99%                99%
Competitive services             100%          75%-100%                88%

Conectiv has also contacted vendors and service providers to review their Year 2000 efforts. Many aspects of Conectiv's businesses are dependent on third parties. For example, fuel suppliers must be able to provide coal or gas for DPL or ACE to generate electricity.

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

As requested by NERC, ACE and DPL filed their Year 2000 Readiness Statement with NERC stating that as of June 30, 1999, 96% of work on mission critical systems had been completed. The remaining 4% of work constituted three exceptions to full readiness status and were reported to NERC in the regular monthly filing made on June 30, 1999. On the basis of Conectiv's filings, NERC has designated Conectiv as "Ready with Limited Exceptions." NERC regards exceptions as "limited" only if they "do not pose a measurable risk to reliable electric operations into the Year 2000." NERC, in its report to the Department of Energy dated August 3, 1999, stated that the factors it considers in making this evaluation include the number of facilities in a reporting company, the percent of that company's capacity included in the exception, expected completion date, importance of the facilities included in the exception and steps taken to mitigate risks. In that report, NERC stated that based "on data received through June 30, 1999, NERC believes that the electric power industry will operate reliably into the Year 2000 with the resources that are Y2k Ready today."

Since Conectiv's June 30, 1999 NERC filing, Conectiv has addressed two of the three exceptions and they have been reported as complete to NERC. Mission critical work is now 99% complete. The outstanding work on the sole remaining exception is completion of changes to Conectiv's customer information and billing system, including system changes made necessary by state legislation authorizing energy choice programs. Remediation efforts are now complete; the remaining work consists of final integration testing of the system. That testing is scheduled to be complete by the end of November 1999.

In addition, on October 13, 1999, the NJBPU found that the electric industry in New Jersey, including ACE, was Year 2000 ready with regard to mission critical systems that assure the capability to continue to provide safe, adequate service into the Year 2000. The only further action required of ACE by the NJBPU's order is continued monthly reporting of project status.

Conectiv participated in the two NERC drills on April 9, 1999 and September 9, 1999; a small number of manageable issues similar to those found by other utilities were identified during those drills and have been addressed. In addition, Conectiv conducted its own drill on October 28, 1999 where it successfully tested its contingency plans and communications with customers and emergency management agencies. All of these drills were exercises only and did not result in service interruptions.

Conectiv has incurred approximately $12.4 million in costs for the Year 2000 Project. The current budget for the Year 2000 Project is $10 million to $15 million. The costs set forth above do not include significant expenditures covering new systems, such as Conectiv's SAP business, financial and human resources management systems, an energy control system, and a customer information system. While these new systems effectively remediated Year 2000 problems in the systems they replaced, Conectiv is not reporting the expenditures on these systems in its costs for the Year 2000 Project, because the new systems were installed principally for other reasons. The total cost of these other projects over several years exceeds $87 million.

During July 1999, President Clinton signed the Year 2000 litigation reform bill, known as the "Y2K Act." The Y2K Act provides some new partial liability and damages protections to defendants in Year 2000 failure-related cases. It also establishes new litigation procedures that plaintiffs and defendants must follow. In general, the Y2K Act provides a pre-litigation notice period, proportionate liability among defendants in Year 2000 cases, a requirement that plaintiffs mitigate damages from Year 2000-related failures, and federal court jurisdiction for Year 2000 claims. The law covers many types of civil actions that allege harm or injury related to an actual or potential Year 2000-related failure, or a claim or defense arising or related to such a failure. The Y2K Act does not, however, cover civil actions for personal injury or wrongful death or most actions brought by a government entity acting in a regulatory, supervisory or enforcement capacity. The law governs actions brought after January 1, 1999 for a Year

2000-related failure occurring before January 1, 2003. Although the Y2K Act will not afford Conectiv complete protection from Year 2000-related claims, it should help limit any liability related to any Year 2000-related failures. Conectiv cannot predict the extent to which such liability will be limited by the Y2K Act.

Until the century change actually occurs, Conectiv will not with certainty be able to determine whether the Year 2000 issue might cause disruptions to its operations and impact related costs and revenues. Conectiv continues to assess the status of the Year 2000 Project on at least a semi-monthly basis to determine the likelihood of disruption. Based on its own Year 2000 program, as well as reports from NERC and other utilities, Conectiv's management believes it is unlikely that significant Year 2000-related disruptions will occur. However, any substantial disruption to Conectiv's operations could negatively impact Conectiv's revenues, significantly impact its customers and generate legal claims against Conectiv. Conectiv's results of operations and financial position would likely suffer an adverse impact if other entities, such as suppliers, customers and service providers do not effectively address their Year 2000 issues.

Liquidity and Capital Resources
-------------------------------

Due to $399.1 million of cash provided by operating activities, $256.6 million of cash used by investing activities, and $68.8 million of cash used by financing activities, cash and cash equivalents increased by $73.7 million during the first nine months of 1999.

Net cash provided by operating activities for the first nine months of 1999 increased by $111.8 million from the first nine months of 1998. The increase was primarily due to the two additional months of ACE's operations included in the consolidated financial statements, a lower prepayment of New Jersey Sales and Excise taxes during the second quarter, and the absence of last year's payments for employee separation and other Merger-related costs.

The current liability for taxes accrued increased by $56.4 million from December 31, 1998 to September 30, 1999 primarily due to taxable income for the first nine months of 1999; the items included in the special and extraordinary charges to earnings for the first nine months of 1999 generally are not currently deductible for income tax purposes, but instead result in a deferred tax benefit.

The $28.3 million balance of "Dividends payable" as of September 30, 1999 in comparison to the $47.7 million balance as of December 31, 1998, primarily reflects lower dividends declared per share of common stock ($0.22 compared to $0.385) and decreases of 12.8 million and 0.8 million in the number of shares outstanding of common stock and Class A common stock, respectively, due to the Offer.

The $22.7 million current asset for deferred energy costs as of September 30, 1999 is mainly for DPL's electric business, and will be recovered from DPL ratepayers within a year after customer choice of electricity suppliers begins in Delaware and Maryland. The $53.4 million current liability for deferred energy costs as of September 30, 1999 is for ACE's electric business and will be offset by any under-recoveries of BGS and certain other costs after August 1, 1999. ACE's customers rates are to be adjusted for the deferred balance which remains as of July 31, 2003.

The liabilities for "Above-market purchased energy contracts" and "Excess Merrill Creek Reservoir capacity and other electric restructuring liabilities" resulted from the extraordinary charge to earnings discussed in Note 5 to the Consolidated Financial Statements. The accrual of these liabilities had no effect on current period cash flow and also will not alter future operating cash flows.

The $17.1 million use of cash for acquisitions of businesses during the nine months ended September 30, 1999 was primarily due to purchases of HVAC businesses, and also includes CCI's purchase of an Internet service company. Acquisitions of businesses during the first nine months of last year provided a net $4.3 million source of cash due to the Merger-related consolidation of the cash balances of the formerly Atlantic-owned companies, partly offset by cash paid for the acquisition of HVAC businesses, a gas marketing company, and a fuel oil and gasoline distributor.

Capital expenditures for the first nine months of 1999 were $221.5 million compared to $130.7 million for the same period last year. The $90.8 million increase in capital expenditures was primarily due to construction of a new customer service center, higher expenditures for computer networks, customer service systems, and other shared infrastructure assets, and expansion of CCI's telecommunications system.

"Investments in partnerships" of $21.1 million and $20.0 million for the nine months ended September 30, 1999 and 1998, respectively, were primarily due to Conectiv Thermal Systems' share of funding for construction of the "Venetian" project in Las Vegas, Nevada, and investments in Enertech.

Common dividends paid increased to $112.4 million for the first nine months of 1999 from $110.3 million for the first nine months of 1998. Higher common dividends paid in the first quarter were largely offset by a decrease in third quarter common dividend payments, which decreased due to lower dividends declared per share of common stock ($0.22 compared to $0.385) and fewer shares outstanding of common stock and Class A common stock due to the Offer. The common dividends paid in the first quarter increased because common dividends paid in the first quarter of 1998 were for the December 1997 dividend declaration, which was based on the number of shares of common stock outstanding prior to the Merger.

Conectiv's capital structure including short-term debt and current maturities of long-term debt, expressed as a percentage of total capitalization, is shown below as of September 30, 1999, and December 31, 1998.


                                                 September 30,   December 31,
                                                      1999           1998
                                                 --------------  -------------
Common stockholders' equity                           28.6%           41.4%
Preferred stock of subsidiaries                        6.7%            6.4%
Long-term debt and variable rate demand bonds         48.5%           42.0%
Short-term debt and
 current maturities of long-term debt                 16.2%           10.2%

The decrease in common stockholders' equity and increases in long-term debt and short-term debt as a percent of total capitalization were primarily due to the special and extraordinary charges recorded in the third quarter of 1999 and financing the purchase of common stock pursuant to the Offer by issuing long-term debt and short-term debt.

Conectiv's short-term borrowings as of September 30, 1999, compared to December 31, 1998, increased $247.5 million due primarily to funding Conectiv's nonutility businesses and subsidiary service company (including capital expenditures) and financing part of the common stock purchased pursuant to the Offer.

The balance of variable rate demand bonds (VRDB) outstanding increased from $125.1 million as of December 31, 1998 to $158.43 million as of September 30, 1999 due to the issuance of $33.33 million of VRDB in July 1999 by the Delaware Economic Development Authority on behalf of DPL. The proceeds from the VRDB were used by DPL to refinance $22.33 million of 7.3% long-term debt in September 1999 and $11.0 million of 7.5% long-term debt in October 1999.

The net $161.3 million increase in the long-term debt balance as of September 30, 1999, as compared to the balance as of December 31, 1998, was principally due to (a) Conectiv's issuance of $250 million of 6.73% Medium Term Notes in May 1999 in connection with the Offer, less (b) $46 million of ACE's Medium Term Notes reclassified to "Long-term debt due within one year" due to scheduled maturity, (c) redemption of $18.9 million of ACE's First Mortgage Bonds (6.88% average interest rate) prior to maturity in June 1999, and (d) redemption of $22.33 million of 7.3% fixed rate long-term debt of DPL prior to maturity in September 1999. "Long-term debt due within one year" decreased $13.8 million mainly due to repayment at maturity in May 1999 of $60 million of Medium Term Notes (7.51% average interest rate), substantially offset by the $46 million increase for reclassification of ACE's Medium Term Notes which became current after December 31, 1998.

On October 15, 1999, Conectiv filed an application with the SEC to increase its authorized short-term borrowing capacity from $800 million to $1.3 billion, excluding ACE's short-term borrowings. The request for authorization to issue up to $500 million of additional short-term debt is due to increased working capital and capital expenditure needs of Conectiv and its subsidiaries. The filing also requested authorization for Conectiv to issue up to $500 million of additional long-term debt and use the proceeds to pay down short-term debt.

Conectiv's filing with the SEC on October 15, 1999 also requested authorization to issue securities as long as consolidated common equity as a percent of total capitalization (common equity ratio) is 20% or higher. Conectiv's request anticipated the decrease in the common equity ratio that resulted from the special and extraordinary charges to earnings in the third quarter of 1999 and that an additional decrease may occur due to planned expenditures, potential payments to buy out contracts with NUGs, and securitization of recoverable stranded costs. Also, the parties to the agreements for Conectiv's $800 million short-term credit facilities agreed to an amendment permitting a ratio of total indebtedness to total capitalization of 70% through December 31, 2000. As of September 30, 1999, the ratio of total indebtedness to total capitalization computed in accordance with the terms of the credit agreements, which allow for an adjustment to increase common equity by the extraordinary item, was 61.7%.

Conectiv's ratio of earnings to fixed charges under the SEC Method are shown below. See Exhibit 12, Ratio of Earnings to Fixed Charges, for additional information.


                                    12 Months
                                      Ended      Year Ended December 31,
                                  September 30,  -----------------------
                                      1999       1998  1997  1996  1995
                                      ----       ----  ----  ----  ----
 Ratio of Earnings to Fixed
    Charges (SEC Method)              2.04       2.38  2.63  2.83  2.92

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

As of September 30, 1999, there were no material changes in the information previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" on pages II-14 and II-15 of Conectiv's 1998 Annual Report on Form 10-K.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

Update of "Air Quality Regulations" included on page I-15 of Conectiv's 1998
----------------------------------------------------------------------------
Report on Form 10-K
-------------------

DPL and the Delaware Department of Natural Resources and Environmental Control (DNREC) have reached a settlement regarding DPL's challenge, in Delaware Superior Court, to DNREC's post-Reasonably Available Control Technology oxides of nitrogen (NOx) emission regulations. The regulations, which require attainment of summer seasonal emission reductions of up to 65% below 1990 levels through reduced emission or the procurement of NOx emission allowances beginning in 1999, failed to take into account uncertainties regarding the ability of existing technologies to accomplish emission reductions and included stringent penalty provisions which could hinder development of a NOx allowance market. In reaching settlement, DNREC agreed to revise the regulations to clarify the factors to be considered in undertaking enforcement for noncompliance despite all reasonable efforts to comply and revised the penalty provisions for the years 1999 and 2000 to eliminate provisions tending to interfere with creation of a viable NOx allowance market. Through the installation of post-combustion control technology, DPL is making efforts to achieve compliance with the revised regulations.

NUG Contract Fuel Costs
-----------------------

ACE and a NUG with which it has a power contract are currently arbitrating a dispute over the calculation of the fuel costs ACE pays to the NUG. ACE has asserted that fuel costs are overstated by approximately $2 million a year. ACE has asked for relief that includes a refund of past overpayments and a prospective change to the calculation of fuel costs over the remaining 25 years of the power contract. The case will likely be heard in early-2000.

Item 5.  Other Information
--------------------------


Electric System Outages
-----------------------

As previously reported, after customers experienced electric service outages in early July during an extended period of hot and humid weather and high demand for electricity, (i) the NJBPU initiated an investigation of outages occurring in the service territories of ACE and other New Jersey electric utilities; (ii) the DPSC initiated an investigation of outages occurring in DPL's Delaware service territory (as well as an examination of post-Merger DPL customer service levels); and (iii) the MPSC initiated an investigation of outages occurring in the service territories of DPL and other Maryland electric utilities. ACE and DPL have responded to, and expect to continue to respond to, information requests during the pendency of these investigations.

In November 1999, the NJBPU expanded its July outage investigation to include a general reliability investigation of ACE and all other New Jersey utilities.

On October 13, 1999, the DPSC initiated a formal proceeding to investigate the adequacy of DPL's facilities and services, including the remedies and incentives (if any) to be imposed or offered, respectively, to ensure the continued adequacy of DPL's facilities and services. That proceeding also will consider the effects (if any) of electric industry restructuring in Delaware on the reliability of electric service. The DPSC's order requires that DPL give the DPSC at least 30 days' notice upon entering any contract for the sale of any generating facility on the Delmarva Peninsula to any third party. DPL is actively involved in defending actions taken (including rotating load-shedding) during early-July and explaining its view that electric industry restructuring is unlikely to affect DPL electric system reliability. This DPSC proceeding is scheduled to conclude by May 2000.

On November 4-5, 1999, the MPSC held hearings on outages occurring during 1999 in the service territories of DPL and other Maryland utilities.


Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

Exhibits
--------

Exhibit 12,   Ratio of Earnings to Fixed Charges

Exhibit 27,  Financial Data Schedule

Reports on Form 8-K
--------------------

Conectiv filed a Report on Form 8-K dated July 15, 1999 reporting on Item 5, Other Events, and Item 7 (c), Exhibits.

Conectiv filed a Report on Form 8-K dated July 27, 1999 reporting on Item 5, Other Events.

Conectiv filed a Report on Form 8-K dated August 31, 1999 reporting on Item 5, Other Events.

Conectiv filed a Report on Form 8-K dated September 7, 1999 reporting on Item 5, Other Events.

Conectiv filed a Report on Form 8-K dated September 30, 1999 reporting on Item 5, Other Events, and Item 7 (c), Exhibits.

Conectiv filed a Report on Form 8-K dated October 26, 1999 reporting on Item 5, Other Events.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Conectiv
                                   --------
                                   (Registrant)



Date:  November 12, 1999           /s/ John C. van Roden
       -----------------           ---------------------
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