Form 10-K
period 1999-12-31
CONECTIV
filed 2000-03-29
CIK 1029590

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

                  For the fiscal year ended December 31, 1999
                                      or

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of Conectiv common stock and Conectiv Class A common stock held by non-affiliates as of December 31, 1999, was $1,617.1 mil-lion based on the New York Stock Exchange Composite Transaction closing pric-es.

  The number of shares outstanding of each class of Conectiv's common stock, as of the latest practicable date, was as follows:


             Class                     Outstanding at January 31, 2000
             -----                     -------------------------------
Common stock, $0.01 par value                 86,149,969 shares
Class A common stock, $0.01 par value          5,742,315 shares

                      Documents Incorporated by Reference

Part of Form 10-K                         Documents Incorporated by Reference
-----------------                         -----------------------------------
III                Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders
                   of Conectiv held March 28, 2000, which Definitive Proxy Statement was filed with the Securities and Exchange Commission on February 22, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         Page
                                                                         -----
PART I
Item 1. Business
 Overview...............................................................   I-1
 Power Delivery.........................................................   I-1
 Energy.................................................................   I-2
 Telecommunications.....................................................   I-3
 HVAC...................................................................   I-4
 Other Businesses.......................................................   I-4
 Business Transition....................................................   I-5
 Installed Electric Capacity............................................   I-6
 Pennsylvania-New Jersey-Maryland Interconnection Association...........   I-7
 Purchased Power........................................................   I-7
 Nuclear Power Plants...................................................   I-8
 Fuel Supply for Electric Generation....................................   I-9
 Energy Adjustment Clauses..............................................  I-10
 Retail Electric and Gas Rates..........................................  I-11
 Customer Billing.......................................................  I-12
 Electric System Outages................................................  I-12
 New Jersey Demand Side Management......................................  I-12
 Cost Accounting Manual/Code of Conduct.................................  I-13
 Affiliated Transactions................................................  I-13
 Federal Decontamination & Decommissioning Fund.........................  I-13
 Regulated Gas Delivery and Supply......................................  I-13
 Capital Spending and Financing Program.................................  I-14
 Environmental Matters..................................................  I-15
 Executive Officers.....................................................  I-17

Item 2. Properties......................................................  I-18

Item 3. Legal Proceedings...............................................  I-20

Item 4. Submission of Matters to a Vote of Security Holders.............  I-20

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters................................................................  II-1

Item 6. Selected Financial Data.........................................  II-3

Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations..................................................  II-5

Item 7A. Quantitative and Qualitative Disclosures About Market Risk..... II-24

Item 8. Financial Statements and Supplementary Data..................... II-26

Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure................................................... II-74

PART III

Item 10. Directors and Executive Officers of the Registrant............. III-1

Item 11. Executive Compensation......................................... III-1

Item 12. Security Ownership of Certain Beneficial Owners and
 Management............................................................. III-1

Item 13. Certain Relationships and Related Transactions................. III-1

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
 8-K....................................................................  IV-1

Signatures..............................................................  IV-8

                                    PART I

ITEM 1. BUSINESS

Overview

  On March 1, 1998, Conectiv became a public utility holding company after a series of merger transactions involving Delmarva Power & Light Company (DPL), Atlantic Energy, Inc. (Atlantic), Conectiv, Inc., and DS Sub, Inc. (the Merg-er). As a result of the Merger, Atlantic ceased to exist and DPL, Atlantic City Electric Company (ACE), and the nonutility subsidiaries formerly held separately by DPL and Atlantic became wholly-owned subsidiaries of Conectiv. For additional information about the Merger, refer to Note 4 to the Consoli-dated Financial Statements included in Item 8 of Part II. As used in this doc-ument, references to Conectiv may mean the activities of one or more subsidi-aries.

  DPL and ACE are public utilities which supply and deliver electricity to their customers. DPL also supplies and delivers natural gas to its customers. These businesses are weather sensitive and seasonal because sales of electric-ity are usually higher during the summer months due to air conditioning and natural gas sales are usually higher in the winter when gas is used for space-heating.

  At December 31, 1999, Conectiv had 4,847 employees, including 1,872 employ-ees represented by labor organizations. At December 31, 1999, 1,506 of Conectiv's 4,847 employees worked in the heating, ventilation, and cooling
(HVAC) and telecommunications businesses of Conectiv subsidiaries.

  Conectiv is a registered holding company under the Public Utility Holding Company Act of 1935, as amended (PUHCA). PUHCA imposes certain restrictions on the operations of registered holding companies and their subsidiaries. Pursu-ant to PUHCA regulations, Conectiv formed a subsidiary service company, Conectiv Resource Partners, Inc. (CRP) in 1998. CRP provides a variety of sup-port services to Conectiv subsidiaries, and its employees are primarily former DPL and ACE employees. The costs of CRP are directly assigned and allocated to the Conectiv subsidiaries using CRP's services, including DPL and ACE.

  Certain aspects of Conectiv's electric utility businesses are subject to regulation by the Delaware and Maryland Public Service Commissions (DPSC and MPSC, respectively), the New Jersey Board of Public Utilities (NJBPU), the Virginia State Corporation Commission (VSCC), and the Federal Energy Regula-tory Commission (FERC). Retail gas sales are subject to regulation by the DPSC. Excluding off-system sales not subject to price regulation, the percent-age of electric and gas utility operating revenues regulated by each regula-tory commission for the year ended December 31, 1999, was as follows: NJBPU-46.3%; DPSC-36.3%; MPSC-13.2%; VSCC-1.3%; and FERC-2.9%.

  The sources of Conectiv's 1999 consolidated revenues were as follows: regu-lated (subject to price regulation) electricity sales-57.4%; non-regulated (not subject to price regulation) electricity sales-8.3%; regulated gas sales-3.1%; non-regulated gas sales-18.7%; and other services-12.5%. Revenues from "other services" include revenues earned from nonutility businesses such as telecommunications, HVAC, petroleum sales, and other activities. In 1999, the regulated retail electricity delivery and supply businesses provided most of Conectiv's earnings. In 1999, Conectiv's consolidated regulated electric re-tail revenues were earned from the following customer classes: residential-46.2%; commercial-38.5%; industrial-14.4%; and other-0.9%.

  For financial information concerning Conectiv's business segments, see Note 25 to Conectiv's 1999 Consolidated Financial Statements included in Item 8 of
Part II. The operations of Conectiv's business segments are discussed below.

Power Delivery

  The Power Delivery business segment is responsible for the transmission and distribution of electricity and natural gas to customers within the service territories of DPL and ACE. Rates charged to DPL's customers for delivery services are subject to regulation primarily by the DPSC, MPSC, and VSCC. Rates charged to ACE's customers for electricity delivery service are subject to regulation primarily by the NJBPU.

  DPL and ACE deliver electricity within their service areas to approximately 955,000 customers through their respective transmission and distribution sys-tems and also supply electricity to most of their electricity delivery custom-ers. DPL has about 462,600 customers in its service area and ACE has about 492,400 customers in its service area. DPL's regulated electric service area has a population of approximately 1.2 million and covers an area of about 6,000 square miles on the Delmarva Peninsula (Delaware and portions of Mary-land and Virginia). ACE's regulated service area is located in the southern one-third of New Jersey, covers an area of about 2,700 square miles, and has a population of approximately 0.9 million.

  DPL delivers natural gas through its gas transmission and distribution sys-tems to approximately 107,300 customers in a service territory that covers about 275 square miles in northern Delaware and has a population of approxi-mately 0.5 million.

  As discussed below, the electric utility businesses of DPL and ACE were re-structured in 1999 pursuant to legislation enacted in Delaware, Maryland, and New Jersey and orders issued by the DPSC, MPSC, and NJBPU. All customers in ACE's service area could choose an alternative electricity supplier beginning August 1, 1999. Some of DPL's customers could choose an alternative electric-ity supplier effective October 1, 1999, and by October 1, 2000, about 96% of DPL's customers will be able to choose an alternative electricity supplier. Some of DPL's natural gas customers can currently choose an alternative sup-plier. The electricity delivered by Power Delivery may be supplied to custom-ers by alternative suppliers, DPL or ACE; gas delivered may be supplied to customers by alternative suppliers or DPL. Delivery services are structured into various forms of price regulated offers, some including energy supply, so that customers may choose the combination that provides the best value. As the electric utility industry evolves and restructuring of electricity supply is implemented, there will be opportunities to serve new customers such as inter-mediate marketers, wholesalers, bundled services providers, and energy service companies.

Energy

  DPL and ACE supply electricity to customers in their service areas with power purchased from other suppliers and electricity generated by their power plants. DPL also supplies natural gas to its customers in northern Delaware under regulated tariffs. The transition to market pricing and terms of service for supplying electricity to customers in the regulated service areas of DPL and ACE began in 1999. In the latter half of 1999, public utility regulatory commissions issued orders to DPL and ACE which restructured the electricity supply businesses of DPL and ACE. By October 1, 2000, all of DPL's Delaware and Maryland customers (approximately 96% of DPL's customers) may choose an alternative electricity supplier. Effective August 1, 1999, all of ACE's cus-tomers could choose an alternative electricity supplier. Among other things, the electric restructuring orders provided for decreases in customer electric rates, recovery of stranded costs, securitization of ACE's stranded costs, and the regulatory treatment of any gain or loss arising from the divestiture of electric power plants. For information about restructuring the electricity supply business of DPL and ACE, see Notes 1, 6, 9, and 15 to the Consolidated Financial Statements, included in Item 8 of Part II, and "Electric Utility In-dustry Restructuring" within Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), included in Item 7 of Part II.

  As discussed under "Deregulated Generation and Power Plant Sales" within the MD&A, included in Item 7 of Part II, Conectiv is realigning the mix of elec-tric generating plants owned by its subsidiaries. Conectiv expects that, in the future, the electric generating plants owned by its subsidiaries will be primarily "mid-merit" units. The kilowatt-hour (kWh) output of mid-merit units can be increased or decreased quickly on an economic basis. Mid-merit plants also typically have relatively low fixed operating and maintenance costs, can use different fuel types, and are generally operated when demand rises and electricity prices are higher.

  In conjunction with Conectiv's mid-merit strategy, DPL and ACE entered into agreements to sell their nuclear and non-strategic baseload fossil electric generating plants (2,589 megawatts of capacity), as discussed under "Installed Electric Capacity" in Part I and in Note 13 to the Consolidated Financial Statements included in Item 8 of Part II. After these units are sold, Conectiv will have approximately 1,900 megawatts (MW) of generating capacity, excluding new mid-merit units being constructed. Conectiv is constructing new mid-merit electric generating units seeking to establish a leading position in the mid-merit generation market for the region served by the PJM. Conectiv's invest-ment in mid-merit generation could ultimately grow to $2 billion to $3 bil-lion. Conectiv is currently constructing a mid-merit electric power plant com-prised of three combustion turbines, waste heat recovery boilers, and a steam turbine (combined cycle unit). The combined cycle unit will have 550 MW of ca-pacity, cost approximately $300 million, and is expected to be phased into service from the third quarter of 2001 to the third quarter of 2002. In addi-tion, Conectiv is beginning construction of another 550 MW combined cycle unit ($300 million estimated cost) which is expected to be phased into service over a twelve month period starting in early- to mid-2002. The expected installa-tion dates of the combined cycle units could change depending on whether con-struction proceeds on schedule, permits and licenses are obtained as planned, and other factors. Management is also currently reviewing other potential al-ternatives for adding to Conectiv's mid-merit electric generating units.

  In December 1999, DPL and ACE filed an application with the FERC for ap-proval of the transfer to other Conectiv subsidiaries of the electric generat-ing plants which are not being sold. Through the planned sales and transfers of the electric generating units of DPL and ACE, the principal businesses of DPL and ACE will be the transmission and distribution of energy, as envisioned by legislation enacted during 1999 which restructured the electric utility in-dustries in Delaware, Maryland and New Jersey. The production of electricity will be conducted by the Conectiv subsidiaries receiving the transferred elec-tric generating units, which are also expected to assume the non-regulated electricity and gas trading activities currently conducted by DPL. For pro forma information concerning the expected sale of the nuclear and non-strate-gic baseload fossil electric generating plants, see Exhibit 99 to this Report on Form 10-K.

  DPL currently trades electricity and gas, and sells electricity and gas in bulk in markets which are not subject to price regulation. DPL also sells electricity and gas in competitive retail markets (including Delaware, Mary-land, and New Jersey) where customers may choose an electric supplier other than the local utility responsible for delivery. ACE sells the electricity output of certain deregulated power plants in markets which are not price reg-ulated. For additional information concerning these activities for DPL and ACE, see Note 11 to the Consolidated Financial Statements included in Item 8 of Part II.

  Other "Energy" businesses of Conectiv's subsidiaries include operation and construction of thermal energy systems, power plant operating services, in-vestments in electric co-generation projects, custom energy solutions, and sales of petroleum products.

Telecommunications

  Conectiv Communications, Inc. (CCI) is a competitive local exchange carrier
(CLEC) providing local, regional, and long distance voice and data services to business and residential customers in Delaware, Pennsylvania, New Jersey, and Maryland. CCI owns and operates a fiber optic network of more than 730 route miles, and has installed its equipment in 62 Bell Atlantic central offices in order to provide facilities-based services through a Nortel DMS-500 switch. In the areas where CCI does not yet have its own facilities, CCI resells Bell At-lantic local and Frontier long distance services.

  In June 1999, CCI purchased an Internet service provider which offers dedi-cated and dial-up Internet service, consulting, data security, and web servic-es. This acquisition combined with CCI's DSL (digital subscriber line--a high speed Internet connection) service, enables CCI to provide end-to-end Internet service.

  CCI had sold about 75,000 access line equivalents as of December 31, 1999, in comparison to 32,000 access line equivalents as of December 31, 1998. CCI sold fewer access lines in 1999 than originally planned due to longer than ex-pected customer provisioning intervals (the period from signing up a new cus-tomer to the start of service) and lower than anticipated customer credit quality. In its efforts to reduce provisioning intervals and increase customer satisfaction, during the third quarter of 1999, CCI engaged in extensive negotiations with Bell Atlan-tic regarding the terms and conditions for interconnection of the CCI and Bell Atlantic networks and CCI's access to elements of Bell Atlantic's network as required by federal law. In January 2000, CCI and Bell Atlantic reached agree-ment on the terms of new interconnection agreements, which will apply through-out Bell Atlantic's region and will continue in effect until early 2002. These agreements are subject to regulatory approval in each state.

  During the fourth quarter of 1999, Conectiv announced the appointment of a 30-year veteran of the telecommunications industry as the new president of CCI.

  As discussed below under "Business Transition," on March 22, 2000, Conectiv announced plans to find a strategic partner in the telecommunications business and increase focus on business markets and Internet related data services.

  CCI has general tariffs on file in Delaware, Pennsylvania, New Jersey, and Maryland, which detail the pricing and descriptions of each service offering. These tariffs are based on a market pricing system rather than the traditional cost-of-service model. Tariff filings have also been made with the Federal Communications Commission for the provision of domestic and international long distance services.

HVAC

  Conectiv Services Inc. (CSI) is a full-service HVAC business operating in the Mid-Atlantic region. CSI provides commercial customers with mechanical HVAC/piping construction and installation, design services, sheet metal fabri-cation, refrigeration services, preventive maintenance and repair services. CSI offers residential services such as HVAC installation, maintenance, repair and related plumbing services. The regional HVAC and plumbing industry is highly competitive, fragmented, and rapidly consolidating. The sales and earn-ings of the HVAC businesses are affected by construction cycles and weather conditions.

  As discussed below under "Business Transition," on March 22, 2000, Conectiv announced plans to sell CSI.

Other Businesses

  As discussed in Note 7 to the Consolidated Financial Statements, an indirect Conectiv subsidiary holds a limited partner interest in Enertech Capital Part-ners, L.P. (Enertech). Enertech is a venture capital fund that invests in en-ergy-related technology and Internet service companies. Enertech's investments include, among others, essential.com, Capstone Turbine Corporation, Coastal Security Systems, Inc., Extant, Inc., Sagemaker and Whisper Communications, Inc. Due to the nature of Enertech's investments, its earnings may be volatile from period to period.

Business Transition

  As discussed above, Conectiv's businesses have changed due to the restructur-ing of the electric utility industry, planned sales of electric generating plants, implementation of the "mid-merit" strategy, and other factors. Accord-ingly, past results are not an indication of future business prospects or fi-nancial results.

  On March 22, 2000, Conectiv announced plans to (1) Expand Conectiv's new sources of mid-merit generating capacity as discussed above; (2) Find a strate-gic partner in the telecommunications business and increase focus on business markets and Internet related data services; and (3) Sell CSI and the thermal energy business of Conectiv Thermal Systems, Inc. (CTS). On a combined basis, the operations of CSI and CTS for 1999 resulted in a net after-tax loss of $8.7 million, excluding the special charges discussed in Note 5 to the Consolidated Financial Statements included in Item 8 of Part II.

  These changes and other on-going business developments will cause the future operating results of Conectiv's businesses to differ from the past. Operating earnings may decrease temporarily as Conectiv exits from the regulated elec-tricity production business and ramps up mid-merit generation and other busi-nesses. In the future, Conectiv's operating earnings may also be more volatile and are expected to be affected by the following factors.

  . The return earned on the proceeds from the expected sale of power plants compared to returns earned on such power plants prior to their sale-- management expects that the aggregate proceeds from the sale of the electric generating plants will be used for debt repayment, repurchases of common stock and new investments that fit with Conectiv's strategies, including expansion of the mid-merit generation business;

  . The performance and operating results of deregulated power plants, which previously were subject to rate regulation;

  . The amount of DPL's actual energy costs compared to the amounts included in its customer rates for supplying electricity under default service, as discussed in Note 9 to the Consolidated Financial Statements;

  .  Conectiv's ability to achieve cost reductions and streamline operations;

  .  The amount of income from investments, including Enertech; and

  . The level of operating losses (or income) generated by nonutility busi-nesses.

Installed Electric Capacity

  Capacity is the capability to produce electric power, typically from owned generation or third-party purchase contracts, and differs from the electric en-ergy markets, which trade the actual energy being generated. The MW of net in-stalled summer electric generating capacity available to DPL and ACE to serve their peak loads as of December 31, 1999, are presented below. The net generat-ing capacity available for operations at any time may be less than the total net installed generating capacity due to generating units being out of service for inspection, maintenance, repairs, or unforeseen circumstances. See Item 2, Properties, for additional information concerning electric generating units.

                                                      Megawatts of Capacity
                                                     -------------------------
                                                                  Consolidated
   Sources of Capacity                                DPL   ACE     Conectiv
   -------------------                               ----- -----  ------------
    Coal-fired generating units..................... 1,153   471     1,624
    Oil-fired generating units......................   598   241       839
    Combustion turbines/combined cycle generating
     units..........................................   674   524     1,198
    Nuclear generating units........................   328   380       708
    Diesel units....................................    23     9        32
                                                     ----- -----     -----
    Conectiv-owned generating capacity.............. 2,776 1,625     4,401
    Customer-owned capacity.........................   105    --       105
    Long-term purchased capacity....................   243   708       951
    Short-term purchased (sold) capacity............   218   (11)      207
                                                     ----- -----     -----
    Total........................................... 3,342 2,322     5,664
                                                     ===== =====     =====

  As discussed in Note 13 to the Consolidated Financial Statements, included in
Item 8 of Part II, DPL and ACE have entered into agreements for the sale of electric generating units, listed below, which are included in the table of in-stalled capacity shown above. After the sale of these units, DPL and ACE will purchase more electricity to supply customers in their service areas. See "Pur-chased Power" for additional information.

                                                       Megawatts of Capacity
                                                      -------------------------
                                                                   Consolidated
   Electric Generating Units Expected to be sold       DPL   ACE     Conectiv
   ---------------------------------------------      ----- -----  ------------
    Coal fired generating units......................   894   471     1,365
    Oil-fired generating units.......................   153   295*      448
    Combustion turbines & diesel units...............    37    31        68
    Nuclear generating units.........................   328   380       708
                                                      ----- -----     -----
                                                      1,412 1,177     2,589
                                                      ===== =====     =====

--------
* Includes 54 MW which is excluded from installed capacity for a generating unit which currently is not being dispatched.

  As members of the Pennsylvania-New Jersey-Maryland Interconnection Associa-tion (PJM), DPL and ACE are obligated to maintain capacity levels based on their allocated shares of estimated aggregate PJM capacity requirements. (The PJM is discussed below.) DPL and ACE periodically update their forecasts of peak demand and re-evaluate resources available to supply projected growth. More capacity will be purchased after the sale of the nuclear and non-strategic power plants, which have 2,589 MW of capacity.

  DPL's regulated peak load in 1999 was 3,255 MW on July 5, a 5.5% increase from DPL's previous historical peak demand of 3,085 MW which occurred on July 23, 1998. ACE experienced its highest historical peak demand of 2,329 MW on July 5, 1999, which was 7.7% above the previous peak demand of 2,162 MW re-corded on July 22, 1998. DPL and ACE met their 20% reserve margin obligations to the PJM in 1999. To meet their PJM reserve obligations subsequent to the di-vestiture of their power plants, DPL and ACE will purchase capacity from sources that may include other Conectiv subsidiaries, other utilities, and the PJM.

Pennsylvania-New Jersey-Maryland Interconnection Association

  As members of the PJM, DPL's and ACE's generation and transmission facilities are operated on an integrated basis with other electricity suppliers in Penn-sylvania, New Jersey, Maryland, and the District of Columbia, and are intercon-nected with other major utilities in the United States. This power pool im-proves the reliability and operating economies of the systems in the group and provides capital economies by permitting shared reserve requirements. The PJM's installed capacity as of December 31, 1999, was 57,588 MW. The PJM's peak de-mand during 1999 was 51,600 MW on July 6, which resulted in a summer reserve margin of 10.4% (based on installed capacity of 56,944 MW on that date).

  The PJM operates a centralized capacity credit market, enabling participants to procure or sell surplus capacity to meet reliability obligations within the PJM region.

  The PJM Operating Agreement allows bids to sell electricity (energy) received from generation located within the PJM control area. Transactions that are bid into the PJM pool are capped at $1,000 per megawatt hour. All power providers are paid the locational marginal price (LMP) set through power providers' bids. The LMP will be higher in congested areas reflecting the price bids of those higher cost generating units that are dispatched to supply demand and alleviate the transmission constraint. Furthermore, in the event that all available gen-eration within the PJM control area is insufficient to satisfy demand, the PJM may institute emergency purchases from adjoining regions. The cost of such emergency purchases is not subject to any PJM price cap.

Purchased Power

  In Delaware and Maryland, DPL is the electricity supplier for customers who do not choose an alternative electricity supplier, or the "default service" provider. Upon completion of the divestiture of DPL's electric generating plants, DPL will supply default service customers entirely with purchased pow-er. As discussed in Note 13 to the Consolidated Financial Statements included in Item 8 of Part II, the terms of DPL's power plant sale agreement with NRG Energy, Inc. provide for DPL to purchase from NRG Energy, Inc. 500 megawatt-hours of firm electricity per hour from completion of the sale through December 31, 2005. DPL currently purchases from PECO Energy Company (PECO) 243 MW of ca-pacity and energy, which increases to 279 MW by 2006 when the contract expires. Recently, DPL entered into another agreement with PECO to purchase 350 MW of capacity and energy from March 2000 to February 2003. Subsequent to the divest-iture of DPL's electric generating plants, management expects that these con-tracts with NRG Energy, Inc. and PECO will satisfy approximately 80% of DPL's forecasted average energy requirements. DPL also contracts with other electric suppliers on an as needed basis for capacity and energy.

  The Public Utility Regulatory Policy Act of 1978 (PURPA) established a class of nonutility power suppliers, known as independent power producers (IPPs), and required electric utilities to purchase the excess power from IPPs. As a result of PURPA, ACE had long-term contracts with four IPPs for the purchase of 659 MW of capacity and energy through December 28, 1999. On December 28, 1999, ACE paid $228.5 million to terminate its 116 MW contract with Pedricktown Co-gener-ation Limited Partnership, which was one of the four IPPs. For additional in-formation concerning the contract termination, including expected recovery of the termination payment from customers, see Note 10 to the Consolidated Finan-cial Statements included in Item 8 of Part II.

  ACE's NJBPU-approved IPP contracts as of December 31, 1999 are listed below.

                                          Fuel        MW          Date of
   Project Location                       Type     Capacity Commercial Operation
   ----------------                    ----------- -------- --------------------
   Chester, Pennsylvania.............. solid waste    75       September 1991
   Carney's Point, New Jersey......... coal          249       March 1994
   Logan Township, New Jersey......... coal          219       September 1994
                                                     ---
      Total...........................               543
                                                     ===

  ACE is also currently purchasing 125 MW of capacity and energy from PECO un-der a contract which ends May 31, 2000. ACE also contracts with other electric suppliers on an as-needed basis for the purchase of short-term capacity and en-ergy.

  Effective August 1, 1999, under Basic Generation Service (BGS), ACE supplies electricity to retail customers in its service area who have not chosen an al-ternative electricity supplier. ACE will supply the BGS load requirement with power purchased under the contracts shown above and the output generated by certain units to be divested (prior to divestiture of the units). ACE will pur-chase power through a competitive bidding process for any BGS supply require-ment greater than the output from certain generation units to be divested and the power purchased from the nonutility suppliers. Upon completion of the di-vestiture of ACE's electric generating plants, ACE will supply BGS entirely with purchased power.

Nuclear Power Plants

  DPL and ACE have entered into agreements for the sale of their ownership in-terests in nuclear power plants to PSEG Power LLC (a subsidiary of Public Serv-ice Enterprise Group) and PECO. Upon completion of the sales, DPL and ACE will transfer their respective nuclear decommissioning trust funds to the purchas-ers, who will assume full responsibility for the decommissioning of Peach Bot-tom Atomic Power Station (Peach Bottom), Salem Nuclear Generating Station (Sa-lem), and Hope Creek Nuclear Generating Station (Hope Creek). The sales are subject to various federal and state regulatory approvals and are expected to be completed by the third quarter of 2000. For additional information, see Note 13 to the Consolidated Financial Statements included in Item 8 of Part II.

  DPL's nuclear capacity is provided by Peach Bottom Units 2 and 3 and by Salem Units 1 and 2. ACE's nuclear capacity is provided by Peach Bottom, Salem, and Hope Creek. Peach Bottom is located in York County, Pennsylvania, is operated by PECO, and has a summer capacity of 2,186 MW. Public Service Electric and Gas (PSE&G) operates Salem and Hope Creek, which are located adjacent to each other in Salem County, New Jersey, and have summer capacities of 2,212 MW and 1,031 MW, respectively.

  DPL's and ACE's share of MW capacity and ownership interest in the nuclear power plants are shown below.

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
     Share of MW.......................................  164*  164*      328
     Ownership %....................................... 7.41% 7.41%    14.82%
   Hope Creek
     Share of MW.......................................   --    52        52
     Ownership %.......................................   --  5.00%     5.00%

--------
* Excludes DPL's and ACE's interest in the combustion turbine at Salem.

  The ownership interests of DPL and ACE in nuclear power plants provided ap-proximately 13% of Conectiv's total installed capacity as of December 31, 1999. See Note 12 to Conectiv's 1999 Consolidated Financial Statements, in-cluded in Item 8 of Part II, for information about its investment in jointly-owned generating stations.

  The operation of nuclear generating units is regulated by the Nuclear Regu-latory Commission (NRC). Such regulation requires that all aspects of plant operations be conducted in accordance with NRC safety and environmental re-quirements and that continuous demonstrations be made to the NRC that plant operations meet applicable requirements. The NRC has the ultimate authority to determine whether any nuclear generating unit may operate.

  As a by-product of nuclear operations, nuclear generating units produce low-level radioactive waste (LLRW). LLRW is accumulated on-site until shipped to a federally licensed permanent disposal facility. Salem, Hope Creek, and Peach Bottom have on-site interim storage facilities with five-year storage capaci-ties. For a discussion about the disposal of nuclear fuel, see "Nuclear," un-der "Fuel Supply for Electric Generation."

  For information concerning funding DPL's and ACE's shares of the estimated future cost of decommissioning the Salem, Hope Creek, and Peach Bottom nuclear reactors, see Note 14 to the Consolidated Financial Statements included in
Item 8 of Part II.

  For information about lawsuits seeking to recover damages for the costs of replacing the steam generators at Salem, see Item 3, Legal Proceedings.

Fuel Supply for Electric Generation

  DPL's and ACE's electric generating capacity by fuel type are shown under "Installed Electric Capacity." To facilitate the purchase of adequate amounts of fuel, DPL and ACE contract with various suppliers of coal, oil, and natural gas on both a long- and short-term basis. DPL's long-term coal contracts gen-erally contain provisions for periodic and limited price adjustments, which are based on current market prices. Oil and natural gas contracts generally are of shorter term with prices determined by market-based indices.

  DPL's and ACE's obligations for coal, oil, and gas supply contracts related to the fossil fuel-fired electric generating units to be sold are expected to be assumed by NRG Energy, Inc., the party which has agreed to purchase the fossil fuel-fired plants. Under the sales agreements for DPL's and ACE's in-terests in nuclear generating units, DPL and ACE will receive proceeds for the book value of the nuclear fuel inventories, which are expected to be used to liquidate DPL's and ACE's obligations for the lease of the nuclear fuel inven-tories.

Coal

  Conectiv's coal fired generation includes DPL's wholly-owned Edge Moor Units 3 and 4 and the Indian River Station, and ACE's wholly-owned B.L. England Units 1 and 2 and Deepwater Unit 6. Coal is also the fuel source for the Key-stone and Conemaugh generating plants, in which DPL and ACE have ownership in-terests. During 1999, 30% of DPL's coal supply was purchased under contracts of less than three years in duration, 51% under long-term contracts (up to ten years), and the balance on the spot market. During 1999, 51% of ACE's coal supply was purchased under long-term contracts (up to ten years) and the bal-ance was purchased on the spot market. Approximately 41% and 82% of DPL's and ACE's respective projected coal requirements are expected to be provided under supply contracts. DPL and ACE do not anticipate any difficulty in obtaining adequate amounts of coal.

Oil

  Currently, 100% of the residual oil used in DPL's Edge Moor Unit 5 is pur-chased on a spot basis. Natural gas is used when economically feasible. A two-year residual oil supply contract that expires in 2001 provides

90% to 100% of the fuel supply requirements for DPL's Vienna Generating Sta-tion (Vienna). Any amount over 90% of Vienna's requirements may be purchased in the spot market. All of the residual oil used in ACE's B.L. England Unit 3 and Deepwater Unit 1 and all of the distillate oil supply for ACE's combustion turbines is purchased on a spot basis.

Gas

  Natural gas is the primary fuel for the three combustion turbines at DPL's Hay Road site and a secondary fuel for DPL's Edge Moor Units 3, 4, and 5. Nat-ural gas for these DPL generating units is purchased on a firm or interrupti-ble basis from suppliers such as marketers, producers, and utilities. The sec-ondary fuel for DPL's Hay Road combustion turbines is low-sulfur diesel fuel, which is purchased in the spot market. Six of ACE's combustion turbines use natural gas as a primary fuel source and ACE's Deepwater Units 1 and 6 use natural gas as secondary fuel. Natural gas for ACE's gas-fired generating units is primarily purchased from the local gas distribution company on a firm basis and is also purchased from other suppliers such as marketers, producers, and utilities. Natural gas is delivered to both DPL and ACE through the inter-state pipeline system under a mix of long-term firm, short-term firm, and in-terruptible contracts.

Nuclear

  PSE&G has informed DPL and ACE that it has several long-term contracts with uranium ore operators, converters, enrichers and fabricators to meet the cur-rently projected fuel requirements for Salem. PSE&G has also informed ACE that it has similar contracts to satisfy the fuel requirements of Hope Creek. DPL and ACE have also been advised by PECO that it has contracts similar to PSE&G's contracts to satisfy the fuel requirements of Peach Bottom. Currently, there is an adequate supply of nuclear fuel for Salem, Hope Creek, and Peach Bottom.

  After spent fuel is removed from a nuclear reactor, it is placed in tempo-rary storage for cooling in a spent fuel pool at the nuclear station site. Un-der the Nuclear Waste Policy Act of 1982 (NWPA), the federal government en-tered into contracts with utilities operating nuclear power plants for trans-portation and ultimate disposal of spent nuclear fuel and high level radioac-tive waste. However, no permanent government-owned and operated repositories are in service or under construction. The United States Department of Energy
(DOE) has stated that it would not be able to open a permanent, high level nu-clear waste storage facility until 2010, at the earliest.

  Pursuant to NRC rules, spent nuclear fuel generated in any reactor can be stored in reactor facility storage pools or in independent spent nuclear fuel storage installations located at or away from reactor sites for at least 30 years beyond the licensed life for operation (which may include the term of a revised or renewed license). PSE&G has advised DPL and ACE that, as a result of reracking the two spent fuel storage pools at Salem, the availability of spent fuel storage capacity is estimated to be adequate through 2012 for Unit 1 and 2016 for Unit 2. PSE&G has also advised ACE that the Hope Creek pool is also fully racked and it is expected to provide adequate storage capacity un-til 2008. PECO has advised DPL and ACE that spent fuel racks at Peach Bottom have storage capacity until 2000 for Unit 2 and until 2001 for Unit 3. PECO has also advised DPL and ACE that it is constructing an on-site dry storage facility, which is expected to be operational in 2000, to provide additional storage capacity.

Energy Adjustment Clauses

  As a result of electric utility industry restructuring, energy adjustments in DPL's Delaware regulated retail electric tariffs were eliminated effective October 1, 1999, and energy adjustments in DPL's Maryland regulated retail electric tariffs are to be eliminated effective June 30, 2000. The energy ad-justment clauses provided for collection from customers of fuel costs and pur-chased energy costs. In Virginia, DPL proposed to the VSCC that the energy ad-justment clause be discontinued in 2000. Earnings volatility may increase due to elimination of DPL's energy adjustment clauses.

  A gas cost rate clause provides for the recovery of gas costs through regu-lated tariffs from DPL's regulated gas customers. Gas costs for regulated, on-system customers are charged to operations based on costs billed to customers under the gas cost rate clause. Any under-collection or over-collection of gas costs in a current period is generally deferred. Customers' rates are adjusted periodically to reflect amounts actually paid by DPL for purchased gas.

  Through July 31, 1999, ACE's tariffs for its electric customers included en-ergy adjustments for fuel costs, purchased energy costs, and capacity pur-chased from nonutility electricity suppliers. Effective August 1, 1999, through various components of regulated rates, the rates charged to ACE's BGS customers for electricity supply, include ACE's fuel costs, purchased energy costs, and capacity purchased from nonutility electricity suppliers. Under the terms of the NJBPU's Summary Order concerning restructuring ACE's electricity business, ACE's regulatory liability for over-recovered energy supply costs as of July 31, 1999 is to be offset by any subsequent under-recoveries of BGS and certain other costs. Similarly, any over-recoveries will increase the regula-tory liability. Customer rates are to be adjusted for any deferred balance re-maining after the initial four-year transition period which began August 1, 1999.

Retail Electric and Gas Rates

  Changes in DPL's and ACE's customer rates other than those related to the energy adjustment clauses are discussed below. Changes in customer rates due to the electric and gas energy adjustment clause generally do not affect earn-ings.

  Effective October 1, 1999, DPL's Delaware residential electric rates were reduced 7.5% in connection with the restructuring of the Delaware electric utility industry. Also, electric rates in effect on October 1, 1999 are to re-main unchanged for four years for Delaware residential customers and three years for Delaware non-residential customers. Management estimates that the initial 7.5% Delaware residential rate reduction will reduce revenues by ap-proximately $17.5 million (on an annualized basis, assuming fiscal year 1998 sales and revenues).

  A 7.5% reduction in DPL's Maryland residential electric rates is scheduled for July 1, 2000, in connection with the restructuring of the Maryland elec-tric utility industry. Also, the electric rates which become effective on July 1, 2000 are to remain unchanged for four years for Maryland residential cus-tomers and three years for Maryland non-residential customers. Management es-timates that the initial 7.5% Maryland residential rate reduction will reduce revenues by approximately $12.5 million (on an annualized basis, assuming fis-cal year 1998 sales and revenues).

  DPL has proposed a 2.6% (approximately $0.7 million on an annual basis) rev-enue decrease for Virginia electric retail customers by the completion of the divestiture of DPL's electric generating plants.

  In connection with restructuring the electric utility industry in New Jer-sey, the NJBPU directed ACE to implement a 5% aggregate rate reduction effec-tive August 1, 1999. ACE also must implement at least an additional 2% rate reduction by January 1, 2001. By August 1, 2002, rates must be reduced by 10% from the rates which were in effect as of April 30, 1997. Management estimates that the initial rate reduction effective August 1, 1999, will reduce revenues by approximately $50 million (on an annualized basis, assuming fiscal year 1998 sales and revenues). Since an estimated $25 million of the revenue reduc-tion resulted from the energy component of ACE's regulated revenues previously exceeding related energy costs, this portion of the revenue reduction should not affect earnings.

  In accordance with the terms included in regulatory commissions' orders which approved the Merger, ACE and DPL phased in reductions in electric and gas retail customer rates. ACE's total Merger-related electric rate decrease of $15.7 million was phased in as follows: (1) $5.0 million effective January 1, 1998 coincident with a $5.0 million increase for recovery of deferred other postretirement benefit costs; (2) $9.9 million effective March 1, 1998, and
(3) $0.8 million effective January 1, 1999. DPL's total Merger-related rate decrease of $13.0 million was phased in as follows: (1) $11.5 million effective March 1, 1998, (2) $1.1 million effective March 1, 1999, and (3) $0.4 million effective October 1, 1999.

  For information concerning lower New Jersey customer rates due to corre-sponding New Jersey tax reductions, see Note 3 to the Consolidated Financial Statements included in Item 8 of Part II.

  For additional information concerning the impact of electric utility indus-try restructuring on customer rates, see Note 9 to the Consolidated Financial Statements included in Item 8 of Part II.

Customer Billing

  In December 1999, a new customer billing system was installed, among other reasons, to accommodate the unbundled utility bills required by electric util-ity industry restructuring. As is the case with any complex billing system changeover, errors have occurred, which Conectiv is in the process of resolv-ing. On March 14, 2000, the DPSC initiated a proceeding in which billing sys-tem and related customer service issues are to be reviewed. Although billing system implementation problems may potentially affect future revenues and cash flows, management currently does not expect such problems to materially affect Conectiv's results of operations or financial position.

Electric System Outages

  After customers experienced electric service outages in early-July 1999 dur-ing an extended period of hot and humid weather and high demand for electrici-ty, (i) the NJBPU initiated an investigation of outages occurring in the serv-ice territories of ACE and other New Jersey electric utilities; (ii) the DPSC initiated an investigation of outages occurring in DPL's Delaware service ter-ritory (as well as an examination of post-Merger DPL customer service levels); and (iii) the MPSC initiated an investigation of outages occurring in the service territories of DPL and other Maryland electric utilities. ACE and DPL have responded to, and expect to continue to respond to, information requests during the pendency of these investigations.

  In November 1999, the NJBPU expanded its July outage investigation to in-clude a general reliability investigation of ACE and all other New Jersey utilities.

  In a separate but related proceeding, the NJBPU has convened an Electric Distribution Service Reliability and Quality Standards working group to draft performance standards for the electric and gas transmission and distribution systems of New Jersey utilities. Performance standards are expected to be es-tablished by late-2000.

  On October 13, 1999, the DPSC initiated a formal proceeding to investigate the adequacy of DPL's facilities and services, including the remedies and in-centives (if any) to be imposed or offered, respectively, to ensure the con-tinued adequacy of DPL's facilities and services. That proceeding also will consider the effects (if any) of electric industry restructuring in Delaware on the reliability of electric service. DPL is actively involved in defending actions taken (including rotating load-shedding) during early-July 1999 and explaining its view that electric industry restructuring is unlikely to affect DPL's electric system reliability. This DPSC proceeding is scheduled to con-clude by May 2000.

  On November 4-5, 1999, the MPSC held hearings on outages occurring during 1999 in the service territories of DPL and other Maryland utilities.

New Jersey Demand Side Management

  The NJBPU adopted rules in 1991 to encourage utilities to offer demand side management (DSM) and conservation services. The Electric Discount and Energy Competition Act, enacted February 9, 1999 in New Jersey, requires the continu-ation of these energy efficiency programs and the initiation of renewable en-ergy programs, the costs of which are to be recovered through a societal bene-fits charge to electric and gas customers of New Jersey public utilities. On June 9, 1999, the NJBPU initiated the Com-prehensive Resource Analysis (CRA) proceeding causing a comprehensive resource analysis of energy programs to be undertaken including the re-evaluation of existing DSM programs and the incorporation of new energy efficiency and re-newable energy programs. A key issue in the CRA proceeding is the determina-tion of the appropriate level of funding for energy efficiency and renewable energy programs on a statewide basis. Hearings were conducted in November 1999 and a record was established that would permit the NJBPU to render decisions for each New Jersey utility in lieu of settlements, if necessary. ACE filed its proposed CRA plan with the NJBPU on August 23, 1999. A decision by the NJBPU is expected in 2000.

Cost Accounting Manual/Code of Conduct

  Conectiv and its subsidiaries have cost allocation and direct charging mech-anisms in place to prevent cross-subsidization of competitive activities by regulated utility activities. DPL and ACE are also subject to various Codes of Conduct that affect the relationship between their regulated activities and the unregulated activities that they or other Conectiv subsidiaries perform. In general, these Codes of Conduct limit information obtained through utility activities from being disseminated to employees engaged in non-regulated ac-tivities, and restrict or prohibit sales leads, joint sales calls, joint pro-motions, and the use of the same telephone numbers for regulated and unregu-lated activities. There are ongoing regulatory proceedings affecting both DPL and ACE that could result in modifications to the existing Codes of Conduct, which modifications could adversely impact the way Conectiv's subsidiaries are organized and Conectiv's ability to capture economies of common management and to deploy resources efficiently.

Affiliated Transactions

  Certain types of transactions between DPL and ACE and their affiliates may require the prior approval of the VSCC and the NJBPU.

  On March 15, 2000, the NJBPU adopted Interim Affiliate Relations, Fair Com-petition and Accounting Standards and Related Reporting Requirements (Interim Standards). These Interim Standards will remain in effect for no longer than 18 months, until final standards are issued by the NJBPU. Management is cur-rently reviewing the Interim Standards.

Federal Decontamination & Decommissioning Fund

  The Energy Policy Act of 1992 provided for creation of a Decontamination & Decommissioning (D&D) Fund to pay for the future clean-up of DOE gaseous dif-fusion enrichment facilities. Domestic utilities and the federal government are required to make payments to the D&D Fund until 2008 or $2.25 billion, ad-justed annually for inflation, is collected. The liability accrued for DPL's and ACE's shares of the D&D Fund was $9.7 million as of December 31, 1999. The terms of agreements for the sales of DPL's and ACE's interests in the nuclear power plants provide for the buyers of the plants to assume the amount of this liability which exists at the time the sales are completed.

Regulated Gas Delivery and Supply

  DPL's large and medium volume commercial and industrial customers may pur-chase gas from DPL, or directly from other suppliers and make arrangements for transporting gas purchased from these suppliers to the customers' facilities. DPL's transportation customers pay a fee, which may be either fixed or negoti-ated, for the use of DPL's gas transmission and distribution facilities.

  On November 1, 1999, DPL instituted a pilot program to provide transporta-tion service and a choice of gas suppliers to a group of retail customers. The program was open to 15% of residential and 15% of small commercial customers. Approximately 40% of residential and 80% of small commercial customers who were eligible for the program actually enrolled. The pilot program will be in effect until October 30, 2001.

  DPL purchases gas supplies from marketers and producers under spot market, short-term, and long-term agreements. As shown in the table below, DPL's maxi-mum 24-hour system capability, including natural gas purchases, storage deliv-eries, and the emergency sendout capability of its peak shaving plant, is 190,416 Mcf (thousand cubic feet).

                                                   Number of Expiration  Daily
                                                   Contracts   Dates      Mcf
                                                   --------- ---------- -------
   Supply.........................................      1         2001    9,180
   Transportation.................................      5    2001-2016   86,152
   Storage........................................      6    2000-2013   50,084
   Local Peak Shaving (emergency capability)......                       45,000
                                                                        -------
     Total........................................                      190,416
                                                                        =======

  DPL experienced an all-time daily peak in combined firm sales and transpor-tation sendout of 158,810 Mcf on January 17, 1997. DPL's peak shaving plant liquefies, stores, and re-gasifies natural gas in order to provide supplemen-tal gas in the event of pipeline supply shortfalls or system emergencies.

  In 1998, DPL implemented a DPSC-approved gas price hedging/risk management program with respect to gas supply for regulated customers. The program seeks to limit exposure to commodity price uncertainty. Costs and benefits of the program are included in the gas cost rate clause, resulting in no effect on DPL's earnings.

Capital Spending and Financing Program

  For financial information concerning Conectiv's capital spending and financ-ing program, refer to "Liquidity and Capital Resources" in the MD&A included in Item 7 of Part II, and Notes 16 to 19 to the 1999 Consolidated Financial Statements, included in Item 8 of Part II.

  Conectiv's ratios of earnings to fixed charges under the Securities and Ex-change Commission (SEC) Method for 1995-1999 are shown below.

                                                      Year Ended December 31,
                                                      ------------------------
                                                      1999 1998 1997 1996 1995
                                                      ---- ---- ---- ---- ----
   Ratio of Earnings to Fixed Charges (SEC Method)... 1.98 2.38 2.63 2.83 2.92

  Under the SEC Method, earnings, including Allowance For Funds Used During Construction, are income before extraordinary item plus income taxes and fixed charges, less capitalized interest. Fixed charges include gross interest ex-pense, the estimated interest component of rentals, and preferred stock divi-dend requirements of subsidiaries. Preferred stock dividend requirements for purposes of computing the ratio have been increased to an amount representing the pre-tax earnings which would be required to cover such dividend require-ments.

  DPL's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the SEC Methods for 1995-1999 are shown below.

                                                      Year Ended December 31,
                                                      ------------------------
                                                      1999 1998 1997 1996 1995
                                                      ---- ---- ---- ---- ----
   Ratio of Earnings to Fixed Charges (SEC Method)... 3.65 2.92 2.83 3.33 3.54
   Ratio of Earnings to Fixed Charges and Preferred
    Stock Dividends (SEC Method)..................... 3.37 2.72 2.63 2.83 2.92

  ACE's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends under the SEC Methods for 1995-1999 are shown below.

                                                      Year Ended December 31,
                                                      ------------------------
                                                      1999 1998 1997 1996 1995
                                                      ---- ---- ---- ---- ----
   Ratio of Earnings to Fixed Charges (SEC Method)... 2.57 1.66 2.84 2.59 3.19
   Ratio of Earnings to Fixed Charges and Preferred
    Stock Dividends (SEC Method)..................... 2.44 1.55 2.58 2.16 2.43

Environmental Matters

  Conectiv's subsidiaries are subject to various federal, regional, state, and local environmental regulations, including air and water quality control, oil pollution control, solid and hazardous waste disposal, and limitation on land use. Permits are required for construction projects and the operation of ex-isting facilities. Conectiv has incurred, and expects to continue to incur, capital expenditures and operating costs because of environmental considera-tions and requirements. Conectiv has a continuing program to assure compliance with the environmental standards adopted by various regulatory authorities.

  Included in Conectiv's forecasted capital requirements are construction ex-penditures for compliance with environmental regulations, which are estimated to be $13 million in 2000.

Air Quality Regulations

  The federal Clean Air Act requires utilities and other industries to signif-icantly reduce emissions of air pollutants such as sulfur dioxide (SO\\2\\) and oxides of nitrogen (NOx). Title IV of the Clean Air Act, the acid rain provisions, established a two-phase program which mandated reductions of SO\\2\\ and NOx emissions from certain electric generating units by 1995 (Phase I) and required other electric generating units to begin reducing SO\\2\\ and NOx emissions in the year 2000 (Phase II). Phase I emission reduc-tion requirements have been achieved by the jointly-owned Conemaugh generating station and ACE's B.L. England Units 1 and 2. The remainder of the wholly- and jointly-owned fossil-fuel units of DPL and ACE are required to comply with Phase II emission limits.

  The facilities of DPL and ACE also must comply with Title I of the Clean Air Act, the ozone nonattainment provisions, which require states to promulgate Reasonably Available Control Technology (RACT) regulations for existing sources located within ozone nonattainment areas or within the Northeast Ozone Transport Region (NOTR). To comply with RACT regulations, DPL has installed low NOx burner technology on six of its generating units. DPL filed its RACT compliance program in accordance with regulatory requirements but the program has not yet received final regulatory approvals from Delaware and Maryland. The New Jersey Department of Environmental Protection (NJDEP) has approved ACE's RACT compliance plan.

  Additional "post-RACT" NOx emission regulations are being pursued by states in the NOTR. Delaware implemented post-RACT NOx control regulations requiring attainment of summer seasonal emission reductions of up to 65% below 1990 lev-els by May 1999 through reduced emissions or the procurement of NOx emission allowances. In 1999, DPL complied with these post-RACT requirements. DPL's post-RACT compliance plan for its Delaware generating units includes capital expenditures of approximately $12 million. In New Jersey, post-RACT NOx con-trol regulations require attainment of summer seasonal emission reductions, of up to 65% below 1990 levels by May 1999 and 90% by 2003. ACE complied with post-RACT requirements in 1999. ACE anticipates spending approximately $5 mil-lion to $8 million over the next five years to achieve compliance with New Jersey's post-RACT NOx regulations.

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

  In July 1997, the USEPA adopted new federal air quality standards for par-ticulate matter and ozone. The new particulate matter standard addresses fine particulate matter. Attainment of the fine particulate matter standard may re-quire reductions in NOx and SO\\2\\. However, under the time schedule an-nounced by the USEPA, particulate matter non-attainment areas will not be des-ignated until 2002 and control measures to meet this standard will not be identified until 2005.

  In 1999, the USEPA requested data from a number of electric utilities re-garding older coal fired units in order to determine compliance with the regu-lations for the Prevention of Significant Deterioration of Air Quality (PSD). Based on the collected data, the U.S. Justice Department, on behalf of the USEPA, filed seven lawsuits against electric utility companies in the Midwest and South on November 3, 1999. On February 23, 2000, ACE received a request for data from the USEPA and NJDEP on coal-fired operations at the Deepwater and B.L. England electric generating stations. At this time it is not possible to predict the impact of this request, if any, on Deepwater or B.L. England operations.

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

  ACE holds New Jersey Pollution Discharge Elimination System (NJPDES) permits issued by the NJDEP for the Deepwater and B.L. England power stations. The NJDEP has issued a draft revised NJPDES permit for the Deepwater station. The NJPDES permit for the B.L. England station expired in December 1999, but con-tinues in effect because application for renewal was submitted, as required, in June 1999. Both plants are permitted to continue operations under these permits.

  The Clean Water Act also requires that cooling water intake structures be designed to minimize adverse environmental impact. The USEPA is required by a consent order to adopt regulations in determining whether cooling water intake structures represent the best technology available for minimizing adverse en-vironmental impacts. As part of its efforts to develop regulations, the USEPA has requested information from ACE and DPL regarding current intake structure design. Final action on the proposed regulations is required in 2001.

  In reviewing DPL's applications to renew NPDES permits, DNREC has required DPL to update earlier studies to determine if Indian River and Edge Moor power plants are still in compliance with the Clean Water Act. Studies assessing thermal water quality standards compliance were completed in 1999 and studies assessing impacts of the cooling water intake structures will be completed in 2000. A report of the results of the thermal impact studies will be completed in May 2000. If the studies indicate an adverse environmental impact, then up-grades to the intake structures and/or environmental enhancement projects to offset adverse impacts may be required. Impact studies would cost up to $2 million per plant. Costs for intake structure upgrades and enhancement pro-jects would range from approximately $1 million if little adverse impact is found, to $45 million if cooling towers are required, which DPL considers to be an unlikely potential outcome.

Hazardous Substances

  The nature of the electric and gas utility businesses results in the produc-tion or handling of various by-products and substances which may contain sub-stances defined as hazardous under federal or state statutes. The disposal of hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes autho-rize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Conectiv's exposure is mini-mized by adherence to environmental standards for Conectiv-owned facilities and through a waste disposal contractor screening and audit process.

  In December 1999, DPL discovered an oil leak at the Indian River power plant. DPL took action to determine the source of the leak and cap it, contain the oil to minimize impact to a nearby waterway and began recovering oil from the soil. DPL is in the process of determining the extent of the leak, design-ing an oil recovery/remediation system, and estimating the costs to remediate the site. DPL is working together with regulatory agencies and may be subject to mone-tary penalties. Management cannot predict the outcome of this matter.

  As of December 31, 1999, Conectiv's other accrued liabilities included $3 million for clean-up and other potential costs related to federal and state superfund sites. Conectiv does not expect such future costs to have a material effect on Conectiv's financial position or results of operations.

Executive Officers

  The names, ages, and positions of all of the executive officers of Conectiv as of December 31, 1999, are listed below, along with their business experi-ences during the past five years. Officers are elected annually by Conectiv's Board of Directors. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                        Executive Officers of Conectiv
                           (As of December 31, 1999)

   Name, Age and Position         Business Experience During Past 5 Years
   ----------------------         ---------------------------------------
Howard E. Cosgrove, 56....... Elected 1998 as Chairman of the Board and Chief
 Chairman of the Board,       Executive Officer of Conectiv, Delmarva Power &
 President and                Light Company, and Atlantic City Electric
 Chief Executive Officer      Company. Elected 1992 as Chairman of the Board,
                              President and Chief Executive Officer and
                              Director of Delmarva Power & Light Company.

Barry R. Elson, 58........... Elected 1998 as Executive Vice President of
 Executive Vice President     Conectiv, and Executive Vice President and
                              Director of Delmarva Power & Light Company and
                              Atlantic City Electric Company. Elected 1997 as
                              Executive Vice President, Delmarva Power & Light
                              Company. Executive Vice President, Cox
                              Communications, Inc., Atlanta, Georgia, from
                              1995 to 1996. Senior Vice President, Cox
                              Enterprises/Cox Communications, Inc., Atlanta,
                              Georgia, from 1984 to 1995.

Thomas S. Shaw, 52........... Elected 1998 as Executive Vice President of
 Executive Vice President     Conectiv, and Executive Vice President and
                              Director of Delmarva Power & Light Company and
                              Atlantic City Electric Company. Elected 1992 as
                              Senior Vice President of Delmarva Power & Light
                              Company.

John C. van Roden, 50........ Elected 1998 as Senior Vice President and Chief
 Senior Vice President and    Financial Officer of Conectiv, Delmarva Power &
 Chief Financial Officer      Light Company, and Atlantic City Electric
                              Company and Director of Delmarva Power & Light
                              Company and Atlantic City Electric Company.
                              Principal, Cook and Belier, Inc. in 1998. Senior
                              Vice President/Chief Financial Officer and Vice
                              President/Treasurer, Lukens, Inc. from 1987 to
                              1998.

(continued on following page)



                  Executive Officers of Conectiv (continued)

   Name, Age and Position         Business Experience During Past 5 Years
   ----------------------         ---------------------------------------
Barbara S. Graham, 51........ Elected 1999 as Senior Vice President of
 Senior Vice President        Conectiv , Delmarva Power & Light Company, and
                              Atlantic City Electric Company and Director of
                              Delmarva Power & Light Company and Atlantic City
                              Electric Company. Elected 1998 as Senior Vice
                              President and Chief Financial Officer of
                              Conectiv, and Senior Vice President and Chief
                              Financial Officer and Director of Delmarva Power
                              & Light Company and Atlantic City Electric
                              Company. Elected 1994 as Senior Vice President,
                              Treasurer and Chief Financial Officer of
                              Delmarva Power & Light Company.

James P. Lavin, 52........... Elected 1998 as Controller of Conectiv, Delmarva
 Controller and Chief         Power & Light Company, and Atlantic City
 Accounting Officer           Electric Company. Elected 1993 as Comptroller,
                              Delmarva Power & Light Company.

ITEM 2. PROPERTIES

  Substantially all utility plant and properties of DPL and ACE are subject to liens of the Mortgages under which First Mortgage Bonds are issued.

  The electric properties of DPL and ACE are located in New Jersey, Delaware, Maryland, Virginia, and Pennsylvania. The following table sets forth the net installed summer electric capacity available to DPL and ACE to serve their peak loads as of December 31, 1999.

                                                              Net Installed
                                                                Capacity
          Station                      Location                (kilowatts)
          -------                      --------               -------------
   Coal-Fired
     Edge Moor.......... Wilmington, DE......................     260,000
     Indian River....... Millsboro, DE.......................     767,000
     B L England........ Beesley's Pt., NJ...................     284,000
     Conemaugh.......... New Florence, PA....................     128,000(A)
     Keystone........... Shelocta, PA........................     105,000(A)
     Deepwater.......... Pennsville, NJ......................      80,000
                                                                ---------
                                                                1,624,000
                                                                ---------
   Oil-Fired
     Edge Moor.......... Wilmington, DE......................     445,000
     B L England........ Beesley's Pt., NJ...................     155,000
     Vienna............. Vienna, MD..........................     153,000
     Deepwater.......... Pennsville, NJ......................      86,000(B)
                                                                ---------
                                                                  839,000
                                                                ---------

(continued on following page)

                                                                  Net Installed
                                                                    Capacity
           Station                         Location                (kilowatts)
           -------                         --------               -------------
   Combustion
    Turbines/Combined Cycle
     Hay Road..............  Wilmington, DE......................     511,000
     Cumberland............  Millville, NJ.......................      84,000
     Sherman Avenue........  Vineland, NJ........................      81,000
     Middle................  Rio Grande, NJ......................      77,000
     Carll's Corner........  Upper Deerfield Twp, NJ.............      73,000
     Cedar.................  Cedar Run, NJ.......................      68,000
     Missouri Avenue.......  Atlantic City, NJ...................      60,000
     Mickleton.............  Mickleton, NJ.......................      59,000
     Christiana............  Wilmington, DE......................      45,000
     Deepwater.............  Pennsville, NJ......................      19,000
     Edge Moor.............  Wilmington, DE......................      13,000
     Madison Street........  Wilmington, DE......................      11,000
     West..................  Marshallton, DE.....................      15,000
     Delaware City.........  Delaware City, DE...................      16,000
     Indian River..........  Millsboro, DE.......................      17,000
     Vienna................  Vienna, MD..........................      17,000
     Tasley................  Tasley, VA..........................      26,000
     Salem.................  Lower Alloways Creek Twp., NJ.......       6,000(A)
                                                                    ---------
                                                                    1,198,000
                                                                    ---------
   Nuclear
     Peach Bottom..........  Peach Bottom Twp., PA...............     328,000(A)
     Salem.................  Lower Alloways Creek Twp., NJ.......     328,000(A)
     Hope Creek............  Lower Alloways Creek Twp., NJ.......      52,000(A)
                                                                    ---------
                                                                      708,000
                                                                    ---------
   Diesel Units
     Crisfield.............  Crisfield, MD.......................      10,000
     Bayview...............  Bayview, VA.........................      12,000
     B L England...........  Beesley's Pt., NJ...................       8,000
     Keystone..............  Shelocta, PA........................         700(A)
     Conemaugh.............  New Florence, PA....................         800(A)
                                                                    ---------
                                                                       31,500
                                                                    ---------
     Subtotal--Conectiv-Owned Generating Capacity...............    4,400,500
                                                                    ---------
   Customer-
    Owned Capacity.........  Delaware City, DE...................     105,000(C)
   Long-term Capacity Purchases.................................      950,500
   Short-term Capacity Purchases................................      207,300
                                                                    ---------
     Total......................................................    5,663,300
                                                                    =========

--------
(A) DPL and ACE portion of jointly-owned plants.
(B) Excludes 54,000 kilowatts for a generating unit currently not being dis-patched.
(C) Represents capacity owned by a refinery customer of DPL which is available to DPL to serve its peak load.

  On a combined basis, the electric transmission and distribution systems of DPL and ACE include 2,622 transmission poleline miles of overhead lines, 5 transmission cable miles of underground cables, 16,350 distribution poleline miles of overhead lines, and 6,738 distribution cable miles of underground ca-bles.

  DPL has a liquefied natural gas plant located in Wilmington, Delaware, with a storage capacity of 3.045 million gallons and an emergency sendout capabil-ity of 45,000 Mcf per day. DPL also owns five natural gas city gate stations at various locations in its gas service territory. These stations have a total sendout capacity of 200,000 Mcf per day.

  The following table sets forth DPL's gas pipeline miles:

     Transmission Mains..................................................   114*
     Distribution Mains.................................................. 1,573
     Service Lines....................................................... 1,155

--------
* Includes 11 miles of joint-use gas pipeline that is used 10% for gas opera-tions and 90% for electric operations.

  DPL, ACE, and other Conectiv subsidiaries also own and occupy a number of properties and buildings that are used for office, service, and other purpos-es.

ITEM 3. LEGAL PROCEEDINGS

  As previously reported, on February 27, 1996, the co-owners of Salem, in-cluding ACE and DPL, filed a complaint in the United States District Court for New Jersey against Westinghouse Electric Corporation (Westinghouse), the de-signer and manufacturer of the Salem steam generators. The complaint, which sought to recover from Westinghouse the costs associated with and resulting from the cracks discovered in Salem's steam generators and with replacing such steam generators, alleged violations of federal and New Jersey Racketeer In-fluenced and Corrupt Organizations Acts, fraud, negligent misrepresentation and breach of contract. On November 4, 1998, the Court granted Westinghouse's motion for summary judgment with regard to the federal Racketeer Influenced and Corrupt Organizations Act claim, and dismissed the remaining state law claims against Westinghouse in the Superior Court of New Jersey. The co-owners also filed an appeal of the District Court's dismissal with the United States Court of Appeals for the Third Circuit. Following oral argument before the Court of Appeals for the Third Circuit, Westinghouse and Public Service Elec-tric and Gas, on behalf of the co-owners, negotiated a settlement of the liti-gation. The federal and state cases have been dismissed with prejudice.

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

  As of December 31, 1999, there were 66,299 holders of Conectiv's common stock and 30,523 holders of Conectiv's Class A common stock.

   Conectiv common stock(1)
   ------------------------
                                        1999                        1998
                              ------------------------- ----------------------------
                                             Price                      Price
                              Dividend  --------------- Dividend  ------------------
                              Declared   High     Low   Declared    High      Low
                              --------- ------- ------- --------- -------- ---------
   First Quarter...........   $0.38 1/2 $24 3/8 $19 3/8 $0.38 1/2 $22 3/4  $20 7/8
   Second Quarter..........    0.22      25 1/2  19 3/8  0.38 1/2  22 9/16  19 7/8
   Third Quarter...........    0.22      25 1/4  19      0.38 1/2  23 1/4   19 11/16
   Fourth Quarter..........    0.22      20 3/4  16 1/4  0.38 1/2  24 1/2   21 7/8

   Conectiv Class A common
   stock(2)
   -----------------------
                                        1999                        1998
                             --------------------------- --------------------------
                                            Price                       Price
                             Dividend ------------------ Dividend -----------------
                             Declared   High      Low    Declared  High      Low
                             -------- --------- -------- -------- ------- ---------
   First Quarter...........   $0.80   $40       $34 7/8   $0.80   $34 1/2 $29 9/16
   Second Quarter..........    0.80    42 1/4    34 3/8    0.80    36 7/8  31 11/16
   Third Quarter...........    0.80    43        37 5/16   0.80    37 3/8  34
   Fourth Quarter..........    0.80    40 13/16  26 1/2    0.80    39 7/8  35 3/8

--------
(1) The 1998 common stock price represents DPL for January and February, and Conectiv for March through December, based on the March 1, 1998 Merger date.
(2) Conectiv Class A common stock began trading March 3, 1998.

  Stock                          Stock Symbol


  Conectiv common stock          CIV (New York Stock Ex-
  Conectiv Class A common        change)
  stock                          CIV A (New York Stock Ex-
                                 change)

DIVIDENDS ON COMMON STOCK

  Conectiv announced on May 11, 1999 that it intended to reduce the dividends on common stock to a targeted payout ratio of 40% to 60% of earnings per aver-age share of common stock outstanding. Conectiv's Board of Directors declared a quarterly dividend per share of common stock of $0.385 for the first quarter of 1999, and $0.22 per share in the second, third, and fourth quarters of 1999, or a total of $1.045 in 1999 which represented approximately 55% of the $1.89 of earnings per average share of common stock outstanding adjusted to exclude the special and extraordinary charges discussed in Notes 5 and 6 to the Consolidated Financial Statements, included in Item 8 of Part II.

DIVIDENDS ON CLASS A COMMON STOCK

  As previously disclosed, Conectiv's Board of Directors intends that the quarterly dividend on shares of Class A common stock will remain $0.80 per share ($3.20 annualized rate) until March 31, 2001 (the "Initial Period"), subject to declaration by Conectiv's Board of Directors and the obligations of Conectiv's Board of Directors to consider the financial condition and regula-tory environment of Conectiv and its subsidiaries and the results of opera-tions of Conectiv and its subsidiaries; and also subject to the limitations under applicable law and the provisions of Conectiv's Restated Certificate of Incorporation.

  Conectiv intends, following the Initial Period, subject to declaration by Conectiv's Board of Directors and the obligation of the Board of Directors to consider the financial condition and regulatory environment of Conectiv and its subsidiaries and the results of operations of Conectiv and its subsidiar-ies, to pay annual dividends on the Class A common stock in an aggregate amount equal to (1) 90% of "Company Net Income Attributable to the Atlantic Utility Group" (as defined in the Restated Certificate) multiplied by (2) the Outstanding Atlantic Utility Fraction. The Outstanding Atlantic Utility Frac-tion, as defined in Conectiv's Restated Certificate of Incorporation, repre-sents the proportionate interest of the Class A common stock in the equity value of the Atlantic Utility Group (and the percentage of "Company Net Income Attributable to the Atlantic Utility Group" which is applicable to Class A common stock). The Outstanding Atlantic Utility Fraction was 27.3% as of De-cember 31, 1999 and 30.0% as of December 31, 1998. Notwithstanding Conectiv's intention with respect to dividends on the Class A common stock following the Initial Period, if and to the extent that the annual dividends paid on the Class A common stock during the Initial Period exceed 100% of the earnings of the Atlantic Utility Group that were applicable to the Class A common stock during such period, Conectiv's Board of Directors may consider such fact in determining the appropriate annual dividend rate on the Class A common stock following the Initial Period. Dividends declared per share of Class A common stock were $3.20 for 1999 and $3.20 for 1998. In comparison, earnings exclud-ing special charges and the extraordinary item which were applicable to Class A common stock were $1.44 in 1999 and $1.82 in 1998.

  Management does not expect that earnings attributable to the Atlantic Util-ity Group that are applicable to the shares of Class A common stock will be sufficient to cover dividends on the Class A common stock during the remainder of the Initial Period.

DIVIDEND RESTRICTION

  Under the Public Utility Holding Company Act of 1935, as amended, Conectiv may not pay dividends on the shares of common stock and Class A common stock from an accumulated deficit or paid-in-capital without approval of the SEC. As of December 31, 1999, Conectiv had an accumulated deficit of $36.5 million. In January 2000, the SEC approved payment of the dividends declared by Conectiv on its common stock and Class A common stock in December 1999. Conectiv ex-pects to have retained earnings sufficient to offset dividends declared on shares of common stock and Class A common stock beginning in the third quarter of 2000, when the sale of the electric generating units discussed in Note 13 to the Consolidated Financial Statements, included in Item 8 of Part II, is expected to be completed. There can be no assurances, however, that the sales of the electric generating units will be completed, or that any gain will be realized from such sales of the electric generating units. In any event, Conectiv expects to receive the necessary SEC approvals during 2000 for the quarterly payment of dividends on shares of its common stock and Class A com-mon stock.

                                   CONECTIV

ITEM 6. SELECTED FINANCIAL DATA

                                            Year Ended December 31,
                          --------------------------------------------------------------------------
                             1999            1998(1)         1997            1996           1995
                          -----------      -----------    -----------     -----------    -----------
                               (Dollars in Thousands, Except Per Share Amounts)
Operating Results and
 Data
Operating Revenues......  $ 3,744,897      $ 3,071,606    $ 1,415,367     $ 1,168,664    $ 1,055,725
Operating Income........  $   345,589(2)   $   386,915(2) $   226,294     $   250,389    $   254,425
Income Before
 Extraordinary Item.....  $   113,578(2)   $   153,201(2) $   101,218(3)  $   107,251    $   107,546
Extraordinary Item, Net
 of Income Taxes(4).....  $  (311,718)              --             --              --             --
Net Income (Loss).......  $  (198,140)(2)  $   153,201(2) $   101,218(3)  $   107,251    $   107,546
On System Electric Sales
 (kWh 000)(5)...........   22,418,459       20,687,653     13,231,766      12,925,716     12,310,921
On System Gas Sold and
 Transported (mcf 000)..       23,461           21,587         22,855          22,424         21,371
Common Stock Information
Basic and Diluted
 Earnings (Loss)
 Applicable to:
 Common Stock
 Income Before
  Extraordinary Item....  $   106,639(6)   $   141,292(6) $   101,218(3)  $   107,251    $   107,546
 Extraordinary Item, Net
  of Income Taxes(4)....     (295,161)              --             --              --             --
                          -----------      -----------    -----------     -----------    -----------
  Total.................  $  (188,522)     $   141,292    $   101,218     $   107,251    $   107,546
                          -----------      -----------    -----------     -----------    -----------
 Class A Common Stock
 Income Before
  Extraordinary Item....  $     6,939(7)   $    11,909             --              --             --
 Extraordinary Item, Net
  of Income Taxes(4)....      (16,557)              --             --              --             --
                          -----------      -----------    -----------     -----------    -----------
  Total.................  $    (9,618)     $    11,909             --              --             --
                          -----------      -----------    -----------     -----------    -----------
Earnings (Loss) Per
 Share of:
 Common Stock
 Before Extraordinary
  Item..................  $      1.14(6)   $      1.50(6) $      1.66(3)  $      1.77    $      1.79
 Extraordinary Item(4)..        (3.16)              --             --              --             --
                          -----------      -----------    -----------     -----------    -----------
  Total.................  $     (2.02)     $      1.50    $      1.66     $      1.77    $      1.79
                          -----------      -----------    -----------     -----------    -----------
 Class A Common Stock
 Before Extraordinary
  Item..................  $      1.14(7)   $      1.82             --              --             --
 Extraordinary Item(4)..        (2.71)              --             --              --             --
                          -----------      -----------    -----------     -----------    -----------
  Total.................  $     (1.57)     $      1.82             --              --             --
                          -----------      -----------    -----------     -----------    -----------
Dividends Declared Per
 Share of:
 Common Stock...........  $     1.045      $      1.54    $      1.54     $      1.54    $      1.54
 Class A Common Stock...  $      3.20      $      3.20             --              --             --
Average Shares
 Outstanding (000):
 Common Stock...........       93,320           94,338         61,122          60,698         60,217
 Class A Common Stock...        6,110            6,561             --              --             --
Year-End Stock Price:
 Common Stock...........  $       16 13/16 $       24 1/2 $       23 1/16 $       20 3/8 $       22 3/4
 Class A Common Stock...  $       29 5/8   $       39 1/2          --              --             --
Book Value Per Common
 Share(8)...............  $     12.38      $     17.21    $     15.59     $     15.41    $     15.20
Return on Average Common
 Stockholders'
 Equity(9)..............          8.0%             8.3%          10.6%           11.4%          11.7%
Capitalization
Common Stockholders'
 Equity.................  $ 1,138,173      $ 1,843,161    $   954,496     $   934,913    $   923,440
Preferred Stock of
 Subsidiaries:
 Not Subject to
  Mandatory Redemption..       95,933           95,933         89,703          89,703        168,085
 Subject to Mandatory
  Redemption............      188,950          188,950         70,000          70,000             --
Variable Rate Demand
 Bonds (VRDB)(10).......      158,430          125,100         71,500          85,000         86,500
Long-Term Debt..........    2,124,898        1,746,562        983,672         904,033        853,904
                          -----------      -----------    -----------     -----------    -----------
Total Capitalization
 with VRDB..............  $ 3,706,384      $ 3,999,706    $ 2,169,371     $ 2,083,649    $ 2,031,929
                          ===========      ===========    ===========     ===========    ===========
Other Information
Total Assets............  $ 6,138,462      $ 6,087,674    $ 3,015,481     $ 2,931,855    $ 2,866,685
Long-Term Capital Lease
 Obligation.............  $    30,395      $    36,603    $    19,877     $    20,552    $    20,768
Capital Expenditures....  $   320,395      $   224,831    $   156,808     $   165,595    $   142,833

--------
 (1) As discussed in Note 4 to the Consolidated Financial Statements, Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE) be-came wholly-owned subsidiaries of Conectiv (the Merger) on March 1, 1998. The Merger was accounted for under the purchase method of accounting, with DPL as the acquirer. Accordingly, the 1998 Consolidated Statement of Income includes 10 months of operating results for ACE and other former subsidiaries of Atlantic Energy, Inc.

 (2) Special Charges, as discussed in Note 5 to the Consolidated Financial Statements, decreased operating income, income before extraordinary item, and net income by $105.6 million, $71.6 million, and $71.6 million, re-spectively, in 1999, and operating income, income before extraordinary item, and net income by $27.7 million, $16.8 million and $16.8 million, respectively in 1998.
 (3) In 1997, the gain on the sale of a landfill and waste-hauling company in-creased income before extraordinary item, net income and earnings per common share by $13.7 million, $13.7 million, and $0.22, respectively.
 (4) As discussed in Note 6 to the Consolidated Financial Statements, the ex-traordinary item resulted from the restructuring of the electric utility industry.
 (5) Excludes interchange deliveries.
 (6) Special Charges, as discussed in Note 5 to the Consolidated Financial Statements, decreased income before extraordinary item applicable to Conectiv common stock by $69.7 million ($0.75 per share) in 1999 and $16.8 million ($0.18 per share) in 1998.
 (7) Special Charges, as discussed in Note 5 to the Consolidated Financial Statements, decreased income before extraordinary item applicable to Conectiv Class A common stock by $1.9 million ($0.30 per share) in 1999.
 (8) Conectiv common stock and Conectiv Class A common stock have the same book value per common share.
 (9) Before extraordinary item in 1999.
(10) Although Variable Rate Demand Bonds are classified as current liabili-ties, management intends to use the bonds as a source of long-term fi-nancing, as discussed in Note 19 to the Consolidated Financial State-ments.

                                   CONECTIV

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act) provides a "safe harbor" for forward-looking statements to encourage such dis-closures without the threat of litigation, provided those statements are iden-tified as forward-looking and are accompanied by meaningful, cautionary state-ments identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on manage-ment's beliefs as well as assumptions made by and information currently avail-able to management. When used herein, the words "intend," "will," "antici-pate," "estimate," "expect," "believe," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: the effects of deregulation of energy supply and the unbundling of delivery services; the ability to enter into purchased power agreements on terms acceptable to Conectiv; market demand and prices for energy, capacity, and fuel; weather variations affecting energy usage; operating performance of power plants; an increasingly competitive marketplace; results of any asset dispositions; sales retention and growth; federal and state regulatory ac-tions; future litigation results; costs of construction; operating restric-tions; increased costs and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; and credit market concerns. Conectiv undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing list of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the ade-quacy of disclosures made prior to the effective date of the Litigation Reform Act.

OVERVIEW

  Conectiv was formed on March 1, 1998 (the Merger), through an exchange of common stock with Delmarva Power & Light Company (DPL) and Atlantic Energy, Inc. (Atlantic). Conectiv's two largest subsidiaries, DPL and Atlantic City Electric Company (ACE), generate, purchase and sell electricity. DPL also sup-plies and transports gas to its customers. Conectiv also has subsidiaries with nonutility businesses which include local and long-distance telephone servic-es, other telecommunication services; heating, ventilation, and air condition-ing (HVAC) construction and services; and various other businesses.

  As used in this document, references to Conectiv may mean the activities of one or more subsidiary companies.

  Under the purchase method of accounting, with DPL as the acquirer, the Con-solidated Statements of Income include the results of operations for ACE and formerly Atlantic-owned nonutility businesses from March 1, 1998 and thereaf-ter. See Note 4 to the Consolidated Financial Statements for additional infor-mation concerning the Merger.

COMMON STOCK EARNINGS SUMMARY

                                                    1999      1998      1997
                                                  --------  --------  --------
                                                    (Dollars in Millions,
                                                  Except Per Share Amounts)
After-tax contribution to earnings (loss)
 applicable to common stock
  Income excluding Special Charges and
   Extraordinary Item............................ $  176.3  $  158.1  $  101.2
  Special Charges................................    (69.7)    (16.8)       --
                                                  --------  --------  --------
Income Before Extraordinary Item.................    106.6     141.3     101.2
Extraordinary Item...............................   (295.1)       --        --
                                                  --------  --------  --------
Earnings (loss) applicable to common stock....... $ (188.5) $  141.3  $  101.2
                                                  ========  ========  ========
Average shares of common stock outstanding
 (000)...........................................   93,320    94,338    61,122
                                                  --------  --------  --------
After-tax contribution to earnings (loss) per
 average share of common stock
  Income excluding Special Charges and
   Extraordinary Item............................ $   1.89  $   1.68  $   1.66
  Special Charges................................    (0.75)    (0.18)       --
                                                  --------  --------  --------
Earnings (loss) per average share of common
 stock:
  Before Extraordinary Item......................     1.14      1.50      1.66
  Extraordinary Item.............................    (3.16)       --        --
                                                  --------  --------  --------
Earnings (loss) per average share of common
 stock........................................... $  (2.02) $   1.50  $   1.66
                                                  ========  ========  ========

  For 1999, Conectiv reported a net loss applicable to common stock of $188.5 million, or a loss of $2.02 per average common share (93,320,000 average com-mon shares). The net loss resulted from (i) a $295.1 million extraordinary charge applicable to common stock ($3.16 per average share of common stock) for discontinuing the application of Statement of Financial Accounting Stan-dards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regula-tion," (SFAS No. 71) to DPL's and ACE's electricity supply businesses because of deregulation, and (ii) $69.7 million of special charges applicable to com-mon stock ($0.75 per average share of common stock) primarily for write-downs of investments in non-utility businesses and accrued employee separation costs. For 1998, earnings applicable to common stock were $141.3 million, or $1.50 per average share of common stock (94,338,000 average common shares), after special charges of $16.8 million ($0.18 per average common share). For additional information concerning special charges, see Note 5 to the Consoli-dated Financial Statements and the "Special Charges" caption within "Manage-ment's Discussion and Analysis of Financial Condition and Results of Opera-tions" (MD&A). For additional information concerning deregulation and the ex-traordinary charge to earnings, see Notes 1, 6, 9 and 15 to the Consolidated Financial Statements and the "Electric Utility Industry Restructuring" section within the MD&A. As discussed in Note 9 to the Consolidated Financial State-ments, ACE's portion of the extraordinary charge was based on a Summary Order issued by the New Jersey Board of Public Utilities (NJBPU) which addressed stranded costs, unbundled rates, and other matters related to restructuring. The NJBPU is to issue a more detailed order at a later date. If the NJBPU's final detailed order were to differ materially from the Summary Order, then the extraordinary charge could change.

  Excluding the extraordinary and special charges to earnings, earnings appli-cable to common stock were $176.3 million, or $1.89 per average common share, for 1999 compared to $158.1 million, or $1.68 per average common share, for 1998. The $0.21 increase in earnings per average share of common stock in-cluded a $0.06 per share increase from the net effect of purchasing 12.8 mil-lion outstanding shares of Conectiv common stock in June 1999 (the Offer), as discussed in Note 16 to the Consolidated Financial Statements, a $0.06 per share increase from utility operations, and a $0.09 per share increase from non-regulated investments and operations. The operating results of regulated utility operations improved mainly due to higher retail electric and gas sales, which benefited from the effects of weather, partly offset by electric rate decreases and higher operating expenses. The $0.09 per share net improve-ment in non-regulated investments and operations includes $0.27 per share in 1999 from equity in earnings of the Enertech venture capital fund (as dis-cussed in Note 7 to the

Consolidated Financial Statements) and a $0.05 per share lower loss from HVAC operations. These improvements were partially offset by the prior year equity in earnings of a nonutility generation joint venture ($0.11 per share) and a $0.12 per share higher net loss from Conectiv's other nonutility businesses, primarily attributed to the telecommunications business which incurred higher expenses to gain new customers and expand operations. Excluding the equity in earnings of the venture capital fund in 1999 and the nonutility generation joint venture in 1998, the operations of non-regulated businesses resulted in a net loss after taxes of approximately $44 million in 1999 compared to a net loss of $38 million in 1998.

  Excluding the special charges to earnings, earnings applicable to common stock were $158.1 million, or $1.68 per average common share (94,338,000 aver-age common shares), for 1998 compared to $101.2 million, or $1.66 per average common share (61,122,000 average common shares) for 1997. The net effect of the higher number of average common shares due to the Merger on the variance in earnings per share was essentially neutral since the dilution resulting from the additional common shares was offset by the net earnings contributed by the former Atlantic companies. The $0.02 increase in earnings per common share (as adjusted) was primarily attributed to 2.5% higher DPL retail elec-tric kilowatt-hour (kWh) sales and lower DPL utility operating and maintenance expenses, offset substantially by the 1997 gain on sale of a landfill and waste-hauling company ($0.22 per share) and higher operating losses of non-regulated businesses.

DIVIDENDS ON COMMON STOCK

  Conectiv announced on May 11, 1999 that it intended to reduce the dividends on common stock to a targeted payout ratio of 40% to 60% of earnings per aver-age share of common stock outstanding. Conectiv's Board of Directors declared a quarterly dividend per share of common stock of $0.385 for the first quarter of 1999, and $0.22 per share in the second, third, and fourth quarters of 1999, or a total of $1.045 in 1999 which represented approximately 55% of the $1.89 of earnings per average share of common stock outstanding adjusted to exclude the special and extraordinary charges discussed in Notes 5 and 6 to the Consolidated Financial Statements.

CLASS A COMMON STOCK EARNINGS SUMMARY

                               After Tax Earnings (Loss)  Earnings (Loss) Per
                                     Applicable to              Average
                                 Class A Common Stock     Class A Common Share
                               -------------------------- ----------------------
                                   1999          1998        1999       1998
                               ------------  ------------ ----------  ----------
                                   (Dollars in Millions, Except Per Share
                                                  Amounts)
Income excluding Special
 Charges and Extraordinary
 Item........................  $        8.8  $       11.9 $     1.44  $    1.82
Special Charges..............          (1.9)           --      (0.30)        --
                               ------------  ------------ ----------  ---------
Income Before Extraordinary
 Item........................           6.9          11.9       1.14       1.82
Extraordinary Item...........         (16.5)           --      (2.71)        --
                               ------------  ------------ ----------  ---------
Earnings (loss) applicable to
 Class A common stock........  $       (9.6) $       11.9 $    (1.57) $    1.82
                               ============  ============ ==========  =========
Average shares of Class A
 common Stock outstanding
 (000).......................         6,110         6,561
                               ------------  ------------

  For 1999, the net loss applicable to Class A common stock was $9.6 million, or $1.57 per average share of Class A common stock. Excluding the $16.5 mil-lion extraordinary charge (due to deregulation of the electricity supply busi-ness of ACE as discussed in Notes 1, 6, 9, and 15 to the Consolidated Finan-cial Statements) and $1.9 million of special charges applicable to Class A common stock, earnings applicable to Class A common stock were $8.8 million, or $1.44 per average share of Class A common stock, for 1999 compared to $11.9 million, or $1.82 per average share of Class A common stock, for 1998. The $0.38 decrease in earnings per average share of Class A common stock (excluding the extraordinary item and special charges) was mainly due to higher fourth quarter operating expenses for ACE's electric-ity delivery and generation businesses and the customer rate decreases which became effective on August 1, 1999 due to restructuring of the electric util-ity industry in New Jersey.
  Earnings applicable to Class A common stock are equal to a percentage of "Company Net Income Attributable to the Atlantic Utility Group," which is earnings of the Atlantic Utility Group (AUG) less $40 million per year. The Atlantic Utility Group (AUG) includes the assets and liabilities of the elec-tric generation, transmission, and distribution businesses of ACE which ex-isted on August 9, 1996 and were regulated by the NJBPU. The earnings of the AUG will continue to be affected by the implementation of the Summary Order in New Jersey, including the related rate decreases. (See Note 9 to the Consoli-dated Financial Statements for information concerning the Summary Order.) The planned sales of most of ACE's electric generating plants (discussed under "Deregulated Generation and Power Plant Sales") are expected to decrease the earnings capacity of the AUG. The extent of the decrease in earnings capacity will be affected by how the proceeds from the sales of the generating plants are utilized, which has not yet been finalized by Conectiv's management and Board of Directors. On January 19, 2000, Conectiv announced that it expects to use the proceeds for debt repayment, repurchases of common stock and new in-vestments that fit with Conectiv's strategies, including expansion of the mid-merit generation business (which is discussed under "Deregulated Generation and Power Plant Sales"). Under certain circumstances, the percentage of "Com-pany Net Income Attributable to the Atlantic Utility Group" applicable to Class A common stock may be adjusted. The electric generating plants of ACE which are not sold to third parties are expected to be transferred to another Conectiv subsidiary; such transfer would not affect the earnings of the AUG or the percentage of "Company Net Income Attributable to the Atlantic Utility Group" applicable to Class A common stock because the transferred electric generating plants would remain part of the AUG.


DIVIDENDS ON CLASS A COMMON STOCK

  As previously disclosed, Conectiv's Board of Directors intends that the quarterly dividend on shares of Class A common stock will remain $0.80 per share ($3.20 annualized rate) until March 31, 2001 (the "Initial Period"), subject to declaration by Conectiv's Board of Directors and the obligations of Conectiv's Board of Directors to consider the financial condition and regula-tory environment of Conectiv and its subsidiaries and the results of opera-tions of Conectiv and its subsidiaries; and also subject to the limitations under applicable law and the provisions of Conectiv's Restated Certificate of Incorporation.

  Conectiv intends, following the Initial Period, subject to declaration by Conectiv's Board of Directors and the obligation of the Board of Directors to consider the financial condition and regulatory environment of Conectiv and its subsidiaries and the results of operations of Conectiv and its subsidiar-ies, to pay annual dividends on the Class A common stock in an aggregate amount equal to (1) 90% of "Company Net Income Attributable to the Atlantic Utility Group" (as defined in the Restated Certificate) multiplied by (2) the Outstanding Atlantic Utility Fraction. The Outstanding Atlantic Utility Frac-tion, as defined in Conectiv's Restated Certificate of Incorporation, repre-sents the proportionate interest of the Class A common stock in the equity value of the AUG (and the percentage of "Company Net Income Attributable to the Atlantic Utility Group" which is applicable to Class A common stock). The Outstanding Atlantic Utility Fraction was 27.3% as of December 31, 1999 and 30.0% as of December 31, 1998. Notwithstanding Conectiv's intention with re-spect to dividends on the Class A common stock following the Initial Period, if and to the extent that the annual dividends paid on the Class A common stock during the Initial Period exceed 100% of the earnings of the AUG that were applicable to the Class A common stock during such period, Conectiv's Board of Directors may consider such fact in determining the appropriate an-nual dividend rate on the Class A common stock following the Initial Period. Dividends declared per share of Class A common stock were $3.20 for 1999 and $3.20 for 1998. In comparison, earnings excluding special charges and the ex-traordinary item which were applicable to Class A common stock were $1.44 in 1999 and $1.82 in 1998.

  Management does not expect that earnings attributable to the AUG that are applicable to the shares of Class A common stock will be sufficient to cover dividends on the Class A common stock during the remainder of the Initial Pe-riod.

ELECTRIC UTILITY INDUSTRY RESTRUCTURING

  During the latter half of 1999, as discussed in Notes 1, 6, 9, and 15 to the Consolidated Financial Statements, the NJBPU issued an order to ACE, and the DPSC and MPSC issued orders to DPL, concerning restructuring the electricity supply businesses of ACE and DPL, respectively. Based on these orders, ACE and DPL determined that the requirements of SFAS No. 71 no longer applied to their electricity supply businesses as of August 1, 1999 and September 30, 1999, respectively. As a result, ACE and DPL discontinued applying SFAS No. 71 and applied the requirements of SFAS No. 101, "Regulated Enterprises--Accounting for the Discontinuation of Application of FASB Statement No. 71" (SFAS No.
101) and Emerging Issues Task Force (EITF) Issue No. 97-4, "Deregulation of the Pricing of Electricity--Issues Related to the Application of FASB State-ments No. 71 and No. 101" (EITF 97-4), which among other things, resulted in an extraordinary charge to earnings of $311.7 million, net of $188.3 million of income taxes.

Implementation Dates

  The table below shows when DPL's Delaware and Maryland and ACE's New Jersey retail electric customers may choose an alternative supplier. The Virginia Electric Utility Restructuring Act, signed into law on March 29, 1999, phases-in retail electric competition beginning January 1, 2002.

State                                     Customer Group                  Effective Date for Choice
-----                                     --------------                  -------------------------
New Jersey.............. All customers                                    August 1, 1999
Delaware................ Customers with peak loads of 1,000 kilowatts or
                         more                                             October 1, 1999
Delaware................ Customers with peak loads of 300 kilowatts or
                         more                                             January 15, 2000
Delaware................ All other Delaware retail electric customers     October 1, 2000
Maryland................ All customers                                    July 1, 2000

Revenue Reductions

  Pursuant to the electric utility restructuring orders issued by the NJBPU, DPSC, and MPSC, electric rate decreases became effective, or are scheduled to become effective, as shown in the table below.

                                           Estimated Annualized
State                                      Revenue Decrease(1)  Effective Date
-----                                      -------------------- ---------------
New Jersey................................    $50.0 million(2)  August 1, 1999
Delaware..................................    $17.5 million(3)  October 1, 1999
Maryland..................................    $12.5 million(3)  July 1, 2000

--------
(1) Estimated based on 1998 fiscal year sales and revenues.
(2) Represents a 5% rate reduction. Approximately $25 million of the estimated $50 million decrease in ACE's New Jersey electric revenues is for the en-ergy component of ACE's electric revenues which had been greater than the related energy costs. Thus, $25 million of this estimated revenue decrease should not affect earnings. An additional two percent rate reduction is required by January 1, 2001, and by August 1, 2002, rates must be ten per-cent lower than the rates which were in effect April 30, 1997.
(3) Represents a 7.5% reduction in residential rates, which are held constant for four years. Non-residential rates are held constant for three years.

Regulatory Implications on Sales of Electric Generating Plants

  Under the NJBPU's Summary Order, any gain or loss realized upon the sale of ACE's electric generating plants (other than the Deepwater plant and combus-tion turbines owned by ACE) will affect the amount of ACE's recoverable stranded costs. Accordingly, any gain or loss realized by ACE on the sale of these plants would not affect future earnings. Any loss on a sale within three years of the Deepwater plant and combustion turbines owned by ACE, which began operating on a deregulated basis effective August 1, 1999, cannot be recovered from ACE's customers. ACE's agreement for the sale of electric generating units to NRG Energy, Inc. includes the sale of the 239 megawatts (MW) Deepwater plant at a loss which was re-corded in the fourth quarter of 1999 as an adjustment to the extraordinary item initially estimated and recorded in the third quarter of 1999.

  Under the DPSC's and MPSC's electric restructuring orders, any gain or loss realized on the sale of DPL's electric generating plants will affect net in-come to the extent the net selling proceeds differ from the plants' net book value, as adjusted for any impairment write-downs recorded in 1999. Based on the existing agreements for the sale of electric generating units of DPL and ACE with 2,588.5 MW of capacity, as discussed below under "Deregulated Genera-tion and Power Plant Sales," and the expected financial effects of the re-structuring orders, management expects to recognize a net gain in earnings of approximately $140 million to $150 million when DPL completes the sale of its electric generating plants which were not impaired from deregulation. There can be no assurances, however, that the sales of DPL's and ACE's electric gen-erating plants will be completed pursuant to the agreements, or that any gain will be realized from such sales of electric generating plants.

Stranded Cost Recovery and Securitization

  The NJBPU's Summary Order provides ACE the opportunity to recover 100% of the net stranded costs related to certain generation units to be divested and the stranded costs associated with power purchased from nonutility generators
(NUGs). The Summary Order also permits securitization of 100% of the net stranded costs of certain generation units to be divested and the costs to ef-fect potential NUG contract buyouts or buydowns. Securitization is expected to occur through a special purpose entity which will issue bonds secured by the right to collect stranded costs from customers. Stranded costs, net of taxes, will be collected from customers through a transition bond charge and the in-come tax expense associated with the revenues from stranded cost recovery will be collected from customers through a separate market transition charge. As of December 31, 1999, the balance for ACE's pre-tax recoverable stranded costs was $988.3 million, which includes the stranded costs estimated and recorded as a result of discontinuing the application of SFAS No. 71 and the $228.5 million payment to terminate a NUG contract (see "Renegotiation of Purchased Power Contracts"). ACE's amount of recoverable stranded costs remains subject to adjustment based on the actual gains and losses realized on the sale of certain electric generating plants, additional buyouts or buydowns of NUG con-tracts, the NJBPU's final restructuring order, and the final amount determined to be recoverable through customer rates under the New Jersey Act.

  Based on the $24 million of after-tax stranded cost recovery that the DPSC and MPSC restructuring orders provided for, DPL recorded recoverable stranded costs on a pre-tax basis of $44.3 million in the third quarter of 1999 ($41.8 million as of December 31, 1999). Although only partial stranded cost recovery was provided for by the DPSC's and MPSC's restructuring orders, any gain that may be realized on the sale of DPL's electric generating units which were not impaired by deregulation will increase future earnings.

  The $1.0 billion of pre-tax recoverable stranded costs on the consolidated balance sheet as of December 31, 1999 represents amounts expected to be col-lected from regulated delivery customers for stranded costs which resulted from deregulation of the electricity supply business. The $1.0 billion balance is net of amounts amortized and includes the $228.5 million NUG contract ter-mination payment, with the remaining balance arising from the write-down of property, plant and equipment and recognition of certain liabilities in con-junction with discontinuing the application of SFAS No. 71 due to deregulation of the electricity supply business.

Basic Generation Service and Default Service

  Through July 31, 2002, under New Jersey's Basic Generation Service (BGS), ACE is obligated to supply electricity to customers who do not choose an al-ternative electricity supplier. As the BGS supplier, ACE's BGS rates are de-signed to recover its costs, and, except for the above-market portions of NUG power and the costs of certain of ACE's power plants which are recovered through a separate non-bypassable Net NUG Charge and Market Transition Charge, respectively, are included in regulated delivery rates. In accordance with the NJBPU's Summary Order, ACE defers the difference between such costs incurred and the related revenues. ACE's customer rates are to be adjusted for any de-ferred balance remaining after the initial four-year transition period that began August 1, 1999.

  DPL is obligated to supply electricity to customers who do not choose an al-ternative electricity supplier for three or four years (depending on customer class) after October 1, 1999 in Delaware and July 1, 2000 in Maryland. After October 1, 1999 in Delaware and July 1, 2000 in Maryland, Conectiv's earnings will be affected to the extent that DPL's actual energy costs vary from the amounts included in its customer rates.

Shopping Credits

  Customers who choose an alternative electricity supplier receive a credit to their bill, or a shopping credit, which generally represents the cost of elec-tricity supply and transmission service. System-average shopping credits for the first three to four years (depending on the state and/or customer group) after customer choice begins, have been initially estimated to range from 5.27 to 5.48 cents per kWh for ACE's New Jersey customers, from 4.736 to 4.740 cents per kWh for DPL's Delaware customers, and from 5.302 to 5.307 cents per kWh for DPL's Maryland customers.

Earnings Impact

  The restructuring of the electric utility industry has changed Conectiv's business. The planned sales of electric generating plants and implementation of the "mid-merit" strategy, which are discussed under "Deregulated Generation and Power Plant Sales," will also result in changes to Conectiv's existing businesses. Accordingly, past results are not an indication of future business prospects or financial results.

  On March 22, 2000, Conectiv announced plans to (1) Expand Conectiv's new sources of mid-merit generating capacity as discussed under "Deregulated Gen-eration and Power Plant Sales"; (2) Find a strategic partner in the telecommu-nications business and increase focus on business markets and Internet related data services; and (3) Sell the HVAC and thermal energy businesses. On a com-bined basis, the operations of HVAC and thermal energy for 1999 resulted in a net after-tax loss of $8.7 million, excluding the special charges discussed in
Note 5 to the Consolidated Financial Statements.

  These changes and other on-going business developments will cause the future operating results of Conectiv's business to differ from the past. Operating earnings may decrease temporarily as Conectiv exits from the regulated elec-tricity production business and ramps up mid-merit generation and other busi-nesses. In the future, Conectiv's operating earnings may also be more volatile and are expected to be affected by the following factors.

  . The return on the proceeds from the expected sale of power plants com-pared to returns earned on such power plants prior to their sale--man-agement expects that the aggregate proceeds from the sale of the elec-tric generating plants will be used for debt repayment, repurchases of common stock and new investments that fit with Conectiv's strategies, including expansion of the mid-merit generation business;

  . The performance and operating results of deregulated power plants, which previously were subject to rate regulation;

  . The amount of DPL's actual energy costs compared to the amounts included in its customer rates for default service; and

  .  Conectiv's ability to achieve cost reductions and streamline operations.

  .  The amount of income from investments, including Enertech; and

  . The level of operating losses (or income) generated by nonutility busi-nesses.

  The sole source of earnings applicable to Class A common stock is the AUG, which currently consists of the electric generation, transmission and distri-bution business of ACE. Earnings applicable to Conectiv common stock result from all the businesses and subsidiaries of Conectiv, including the regulated utility business of ACE. ACE's earnings, including any changes in ACE's earn-ings due to deregulation or other factors, have a signifi-cantly greater impact on the earnings per share of Class A common stock in comparison to the impact on earnings per share of Conectiv's common stock.

Renegotiation of Purchased Power Contracts

  ACE has had four NJBPU-approved long-term contracts with NUGs providing for the purchase by ACE of energy and capacity from such NUGs. Such contracts were entered into in the late 1980s, and purchases commenced in the early 1990s. The New Jersey Electric Discount and Energy Competition Act (New Jersey Act) provides for, among other things, the recognition by the NJBPU of the costs of buydowns or buyouts of such contracts as stranded costs. The New Jersey Act further provides for the financing and recovery of such costs by the given utility, subject to certain conditions and to approval by the NJBPU. As dis-cussed below, ACE and one of the four NUGs have terminated one of the long-term power purchase contracts. ACE continues to negotiate buyouts and buydowns of the remaining contracts. The financial commitments associated with such buyouts and buydowns could be substantial. Management cannot currently predict the ultimate outcome of contract buyout and buydown negotiations or the costs associated therewith. There can be no assurances, moreover, that the NJBPU will approve the arrangements that may be successfully negotiated by the par-ties, or arrangements for the interim and/or long-term financing of amounts (including, but not limited to, the issuance of transition bonds). The ability of ACE to issue transition bonds would depend not only upon approval of the NJBPU, but also the condition of the relevant capital markets at the times of the offerings.

  On May 7, 1999, ACE and a NUG, with which ACE has a long-term power purchase contract, signed a letter of intent (LOI) relating to a transaction that could have led to the termination of such contract. The transaction contemplated by the LOI would have involved the establishment of a new, substitute long-term power contract between the NUG and a third party; and the payment by ACE to the NUG of a termination amount. ACE and the NUG received proposals from vari-ous prospective purchasers, but were unable to establish mutually agreeable arrangements to proceed with the transaction. Subsequently, ACE and the NUG have been engaged in negotiations to achieve an alternative restructuring of the purchase power contract. Such alternative restructuring, if successfully negotiated, would be subject to the receipt of various corporate and regula-tory approvals.

  On November 10, 1999, the NJBPU issued an Order approving ACE's proposal to terminate a NUG contract under which ACE purchased energy and 116 MW of capac-ity from a partnership (Pedricktown Co-generation Limited Partnership) owned 50% by other Conectiv subsidiaries. The NJBPU Order also provided that ACE is entitled to recover from customers the contract termination payment of $228.5 million, together with reasonable and prudently incurred transaction costs and interim financing costs as specified therein. The NJBPU Order also found that the termination payment and related transaction costs are eligible for long-term financing through the issuance of transition bonds (securitization). On December 28, 1999, ACE paid $228.5 million to terminate the contract and bor-rowed funds from a credit facility that ACE had arranged to finance the con-tract termination payment. The contract termination payment and related costs are classified as "Recoverable Stranded Costs" on the balance sheet as of De-cember 31, 1999. ACE's customer rates were reduced by about 1% (approximately $11 million of revenues on an annualized basis) effective January 1, 2000 as a result of the net savings expected to result from the contract termination.

  ACE anticipates that securitization will ultimately be used to finance the stranded costs associated with the buyout or buydown of its NUG contracts (in-cluding the buyout described above), along with stranded costs determined in connection with the planned divestiture of certain of ACE's generating units. As noted above, there can be no assurances that the NJBPU will approve the is-suance of transition bonds for such costs or that ACE will be able to issue and sell any such bonds.

Deregulated Generation and Power Plant Sales

  Conectiv is changing the mix of the types of electric generating plants it owns in conjunction with implementing its asset-backed, "merchant" strategy focusing on "mid-merit" electric generating plants. Mid-merit electric gener-ating plants can quickly increase or decrease their kWh output level on an economic basis. Mid-merit plants typically have relatively low fixed operating and maintenance costs and also can use different types of fuel. These plants are generally op-erated during times when demand for electricity rises and prices are higher. As discussed below, DPL and ACE have entered into agreements to sell their nu-clear and non-strategic baseload fossil electric generating plants. Baseload electric generating plants run almost continuously to supply the base level of demand for electricity, or the minimum demand level which generally always ex-ists on an electrical system. In a deregulated electricity supply market, man-agement expects that mid-merit electric generating plants will be more profit-able and provide higher returns on invested capital than baseload electric generating plants.

  Under the NJBPU's Summary Order, the kWh output from the Deepwater plant (which is included in the generating units of ACE to be sold) and combustion turbines owned by ACE is not dedicated to supplying BGS customers, but instead is being operated on a deregulated basis, effective August 1, 1999. Effective October 1, 1999, the Delaware portion (approximately 59%) of DPL's electric generating plants was deregulated and the plants' kWh output may, at DPL's op-tion, be sold in deregulated markets or used to supply default service custom-ers in Delaware. Similarly, effective July 1, 2000, the Maryland portion (ap-proximately 30%) of DPL's electric generating plants is deregulated and the plants' kWh output may, at DPL's option, be sold in deregulated markets or used to supply default service customers in Maryland.

  Conectiv is constructing new mid-merit electric generating units seeking to establish a leading position in the mid-merit generation market for the region served by the PJM. Conectiv's investment in mid-merit generation could ulti-mately grow to $2 billion to $3 billion. Conectiv is currently constructing a new mid-merit, electric power plant in northern Delaware comprised of three combustion turbines, waste heat recovery boilers and a steam turbine (combined cycle unit). Assuming all permits and licenses are obtained, the new mid-merit power plant will be installed on the site which currently includes the Hay Road combined cycle unit and the Edge Moor power plant. The new mid-merit power plant is expected to cost approximately $300 million and have a capacity of approximately 550 MW. The three new combustion turbine units are expected to be installed by the third quarter of 2001 and the waste heat recovery boiler and steam turbine is expected to be installed by the third quarter of 2002. In addition, Conectiv is beginning construction of another 550 MW com-bined cycle unit ($300 million estimated cost) which is expected to be phased into service over a twelve month period starting in early-to mid-2002. The ex-pected installation dates of the combined cycle units could change depending on whether construction proceeds on schedule, permits and licenses are ob-tained as planned, and other factors. Management is also currently reviewing other potential alternatives for adding to Conectiv's mid-merit electric gen-erating units.

  On September 30, 1999, Conectiv announced that DPL and ACE reached agree-ments to sell their ownership interests in nuclear plants, representing 714 MW of capacity, to PSEG Power LLC and PECO Energy Company (PECO). The aggregate sales price of $20 million, less selling costs, was used as the fair value of the nuclear plants in determining the amount of impairment that resulted from deregulation and the amount of the write down of DPL's and ACE's investments in nuclear plants that was recorded in 1999. Upon completion of the sale, DPL and ACE will transfer their respective nuclear decommissioning trust funds to the purchasers, and PSEG Power LLC and PECO will assume full responsibility for the decommissioning of Peach Bottom, Salem, and Hope Creek. The sales are subject to various federal and state regulatory approvals and are expected to close by the third quarter of 2000.

  On January 19, 2000, Conectiv announced that DPL and ACE reached agreements to sell wholly- and jointly-owned fossil units which have a total capacity of 1,874.5 MW and a net book value of $422.6 million as of December 31, 1999 (net of the write downs recorded as a result of deregulation) to NRG Energy, Inc., a subsidiary of Northern States Power Company for $800 million. The sales are subject to various federal and state regulatory approvals and are expected to be completed during the third quarter of 2000. Management expects that the ag-gregate proceeds from the sale of the electric generating plants will be used for debt repayment, repurchases of common stock and new investments that fit with Conectiv's strategies, including expansion of the mid-merit generation business.

  Upon completion of the divestiture of DPL's electric generating plants, DPL will supply default service customers entirely with purchased power. The terms of DPL's power plant sale agreement with NRG Energy, Inc. provide for DPL to purchase from NRG Energy, Inc. 500 megawatt-hours of firm electricity per hour from completion of the sale through December 31, 2005. DPL currently purchases from PECO 243 MW of capacity and energy, which increases to 279 MW by 2006 when the contract expires. Recently, DPL entered into another agreement with PECO to purchase 350 MW of capacity and energy from March 2000 to February 2003. Subsequent to the divestiture of DPL's electric generating plants, management expects that these contracts with NRG Energy, Inc. and PECO will satisfy approximately 80% of DPL's forecasted average energy require-ments. DPL also contracts with other electric suppliers on an as needed basis for capacity and energy.

  Based on the terms of the restructuring orders issued by the DPSC and MPSC and DPL's sales agreement with NRG Energy, Inc., management expects to recog-nize a net gain in earnings of approximately $140 million to $150 million when DPL completes the sale of its electric generating plants which were not im-paired from deregulation. There can be no assurances, however, that the sales of DPL's, or ACE's, electric generating plants will be completed pursuant to the agreements, or that any gain will be realized from such sales of electric generating plants.

  The electric generating units which are not sold (approximately 1,900 MW of capacity) are expected to be transferred to nonutility electric generation subsidiaries during 2000. The 1,100 MW of capacity for the combined cycle units being installed over the next several years will also be owned by a non-utility electric generation Conectiv subsidiary.

  Due to the expected sale of power plants, more electric capacity and energy is expected to be purchased in the future. However, upon the sale of the elec-tric generating plants, Conectiv's depreciation, fuel, operating, and mainte-nance expenses for these plants will end. Also, to the extent the sales pro-ceeds are used to pay off securities which had financed the plants, financing costs will also decrease.

  For pro forma information concerning the expected sale of power plants, see
Exhibit 99 to this Report on Form 10-K.

  Both ACE's and DPL's mortgage indentures require that the electric generat-ing plants being divested be released from the liens of the respective mort-gages. These assets may be released with a combination of cash, bondable prop-erty additions and credits representing previously issued and retired first mortgage bonds. Both ACE and DPL have sufficient bondable property additions and retired first mortgage bonds to release such assets at fair values.

OPERATING REVENUES

Electric Revenues

  The table below shows the amounts of electric revenues earned which are sub-ject to price regulation (Regulated) and which are not subject to price regu-lation (Non-regulated). "Regulated electric revenues" include revenues for de-livery (transmission and distribution) service and electricity supply service within DPL's and ACE's service areas. DPL's default service and ACE's BGS are subject to price regulation during the transition to retail competition.

  "Non-regulated electric revenues" result primarily from electricity trading activities, bulk sales of electricity including sales of output from deregulated electric generating plants, and competitive retail sales. Conectiv actively participates in the wholesale energy markets to support wholesale utility and competitive retail marketing activities. Energy market participation results in exposure to commodity market risk when, at times, net open energy commodity positions are created or allowed to continue. To the extent that Conectiv has net open positions, controls are in place that are intended to keep risk exposures within certain management approved risk tolerance levels.

                                                       1999     1998     1997
                                                     -------- -------- --------
                                                       (Dollars in millions)
   Regulated electric revenues...................... $2,150.1 $1,918.2 $  989.5
   Non-regulated electric revenues..................    309.9    285.5    102.6
                                                     -------- -------- --------
   Total electric revenues.......................... $2,460.0 $2,203.7 $1,092.1
                                                     ======== ======== ========

  For 1999 compared to 1998, "Regulated electric revenues" increased by $231.9 million, from $1,918.2 million for 1998 to $2,150.1 million for 1999. The $231.9 million increase was primarily due to a $163.5 million increase for two additional months of ACE's revenues in the current reporting period, with the remaining $68.4 million net increase comprised of the following items: (a) an $81.4 million revenue increase from a 2.8% increase in retail kWh sold (due to the effects of weather and a 1.2% increase in the number of customers) and higher billings of certain services related to the electricity delivery busi-ness, (b) a $27.6 million decrease from retail rate decreases, primarily due to the New Jersey and Delaware 1999 rate decreases for electric utility indus-try restructuring, and (c) a $14.6 million increase in interchange/resale rev-enues primarily from revenues for transmission network usage and system con-gestion. The effect on consolidated electric revenues of customers choosing an alternative electricity supplier due to implementation of electric utility in-dustry restructuring did not have a material effect on total electric revenues in 1999.

  "Non-regulated electric revenues" increased by $24.4 million in 1999, from $285.5 million for 1998 to $309.9 million for 1999. The $24.4 million increase was mainly due to higher bulk sales of electricity, including sales to compet-itive retail aggregators, partially offset by lower electricity trading vol-umes. Higher competitive retail electricity sales in Pennsylvania and revenues from ACE's deregulated electric generating units also contributed to the in-crease.

  For 1998 compared to 1997, "Regulated electric revenues" increased by $928.7 million, from $989.5 million for 1997 to $1,918.2 million for 1998. The $928.7 million increase was primarily due to an $863.6 million increase from the ten months of ACE's "Regulated electric revenues" included in consolidated 1998 revenues due to the Merger. The remaining $65.1 million increase was mainly due to higher DPL interchange delivery revenues which did not significantly impact operating income due to low gross margins. Additional DPL "Regulated electric revenues" due to a 2.5% kWh sales increase were offset by the impact of the Merger-related customer rate decrease ($10.7 million for DPL) and lower average rates for the energy-portion of revenues ($15.3 million). Prior to electric utility industry restructuring, the energy portion of revenues gener-ally did not affect operating income, as discussed under "Energy Supply Costs" in Note 1 to the Consolidated Financial Statements. DPL's 2.5% kWh sales in-crease was primarily due to favorable economic conditions and 1.6% customer growth.

  "Non-regulated electric revenues" increased by $182.9 million in 1998, from $102.6 million for 1997 to $285.5 million for 1998 mainly due to higher elec-tricity trading volumes by DPL.

  In December 1999, a new customer billing system was installed to accommodate the unbundled utility bills required by electric utility industry restructur-ing. As is the case with any complex billing system changeover, errors have occurred, which Conectiv is in the process of resolving. On March 19, 2000, the DPSC initiated a proceeding in which billing system and related customer service issues are to be reviewed. Although billing system implementation problems may potentially affect future revenues and cash flows, management currently does not expect such problems to materially affect Conectiv's re-sults of operations or financial position.

Gas Revenues

  DPL earns gas revenues from on-system sales which generally are subject to price regulation, off-system trading and sales of natural gas which are not subject to price regulation, and from the transportation of gas for customers. The table below shows the amounts of gas revenues earned which are subject to price regulation (Regulated) and which are not subject to price regulation (Non-regulated).

                                                         1999    1998    1997
                                                        ------- ------- -------
                                                         (Dollars in millions)
   Regulated gas revenues.............................. $ 117.2 $ 106.7 $ 117.2
   Non-regulated gas revenues..........................   699.0   428.4    86.9
                                                        ------- ------- -------
   Total gas revenues.................................. $ 816.2 $ 535.1 $ 204.1
                                                        ======= ======= =======

  The primary factor affecting fluctuations in "Regulated gas revenues" is winter weather's impact on residential customers' gas usage levels in heating their homes. Mild winter weather in early 1998 resulted in less cubic feet of gas sold to residential customers and lower revenues than in 1999 or in 1997.

  As a percent of gross revenues, the gross margin earned from "Non-regulated gas revenues" in excess of related purchased gas costs is much lower than the gross margin earned from "Regulated gas revenues," since rates charged to reg-ulated gas customers include amounts for recovery of the cost of gas delivery systems and services. "Non-regulated gas revenues" increased by $270.6 million in 1999 and by $341.5 million in 1998 primarily due to higher volumes of natu-ral gas traded.

Other Services Revenues

  Other service revenues were comprised of the following:

                                                         1999    1998    1997
                                                        ------- ------- -------
                                                         (Dollars in millions)
   Fuel oil and gasoline............................... $ 201.4 $ 140.6 $    --
   HVAC................................................   134.9    94.9    64.9
   Telecommunications..................................    36.2    10.6     1.7
   Thermal systems.....................................    26.1    22.0      --
   Operation of power plants...........................    32.8    26.0    23.5
   Solutions*..........................................    23.4    11.8      --
   Other...............................................    13.9    26.9    29.1
                                                        ------- ------- -------
   Total............................................... $ 468.7 $ 332.8 $ 119.2
                                                        ======= ======= =======

--------
* Custom energy-related products and services

  As shown above, "Other Services Revenues" increased by $135.9 million in 1999, from $332.8 million in 1998 to $468.7 million in 1999. The $135.9 mil-
lion increase was primarily due to an additional three months of revenues from a business acquired by Conectiv in March 1998 which distributes fuel oil and gasoline, additional acquisitions of HVAC service businesses, and expansion of Conectiv's telecommunications and Solutions businesses. In 1998, "Other Serv-ices Revenues" increased by $213.6 million mainly due to the acquisition of a fuel oil and gasoline distributor, additional acquisitions of HVAC businesses, revenues from the district heating and cooling business of Conectiv Thermal Systems, Inc., and start-up of Conectiv's telecommunications and Solutions businesses.

  As shown above, telecommunications revenues from Conectiv Communications, Inc. (CCI) grew by $25.6 million in 1999 and $8.9 million in 1998. Among other services, CCI offers customers local and long-distance phone service, a re-gional calling plan, and a plan for calls within the United States. CCI had sold about 75,000 access line equivalents as of December 31, 1999 in compari-son to 32,000 access line equivalents as of December 31, 1998. CCI sold fewer access lines in 1999 than originally planned due to longer than expected cus-tomer provisioning intervals (the period from signing up a new customer to the start of service) and lower than anticipated customer credit quality. In its efforts to reduce provisioning intervals and increase customer satisfaction, during the third quarter of 1999, CCI engaged in extensive negotiations with Bell Atlantic regarding the terms and conditions for interconnection of the CCI and Bell Atlantic networks and CCI's access to elements of Bell Atlantic's network as required by federal law. In January 2000, CCI and Bell Atlantic reached agreement on the terms of new interconnection agreements, which will apply throughout Bell Atlantic's region and will continue in effect until early 2002. These agreements will be subject to regulatory approval in each state.

  In June 1999, CCI purchased an Internet service provider which offers dedi-cated and dial-up Internet service, consulting, data security, and web servic-es. This acquisition combined with CCI's DSL (digital subscriber line--a high speed Internet connection) service, enables CCI to provide end-to-end Internet service.

  During the fourth quarter of 1999, Conectiv announced the appointment of a 30-year veteran of the telecommunications industry as the new president of CCI.

  As discussed under "Earnings Impact" within the "Electric Utility Industry Restructuring" section of the MD&A, on March 22, 2000, Conectiv announced plans to find a strategic partner in the telecommunications business and in-crease focus on business markets and Internet related data services. Conectiv also announced plans to sell its HVAC and thermal energy businesses.

OPERATING EXPENSES

Electric Fuel and Purchased Power

  Electric fuel and purchased power increased $76.5 million in 1999 mainly due to $50.3 million of expenses associated with the additional two months of ACE's operations in the current period. The remaining $26.2 million increase resulted primarily from higher average energy costs per kWh, reflecting addi-tional costs for the prolonged periods of high peak demands during the summer of 1999. Lower energy expenses recorded pursuant to regulated energy adjust-ment clauses (discussed under "Energy Supply Costs" in Note 1 to the Consoli-dated Financial Statements) mitigated the increase.

  Electric fuel and purchased power increased $459.2 million in 1998. Inclu-sion of ACE's operations in the consolidated financial statements beginning March 1, 1998 accounted for $254.8 million of the increase, and the remaining increase was due to more energy supplied for greater volumes of electricity sold off-system and within DPL's service territory.

Gas Purchased

  Primarily due to larger volumes of gas purchased for resale off-system, gas purchased increased $268.6 million in 1999 and $333.4 million in 1998.

Other Services' Cost of Sales

  Other services' cost of sales increased by $111.6 million in 1999 and $178.1 million in 1998 principally due to increased volumes of fuel oil and gasoline sold and higher volumes of HVAC services provided.

Purchased Electric Capacity

  In 1999, purchased electric capacity increased $33.8 million due to $28.0 million for the two additional months of ACE's operations in 1999 and higher capacity requirements associated with energy supplied within and outside of DPL's and ACE's regulated service territories. Purchased electric capacity costs increased $154.2 million in 1998 primarily due to ACE's purchased elec-tric capacity costs which are recovered through regulated customer rates.

Special Charges

  As discussed in Note 5 to the Consolidated Financial Statements, special charges of $105.6 million before taxes ($71.6 million after taxes) were re-corded in the third quarter of 1999 as a result of (a) a decline in the esti-mated residual values of assets leased through leveraged lease arrangements ($43.7 million before taxes, or $26.7 million after taxes), (b) costs for 160 employee separations (80 of which have occurred) expected within the next year ($10.9 million before taxes, or $6.5 million after taxes), (c) a write-down of the goodwill associated with HVAC businesses ($35.6 million before taxes, or $29.1 million after taxes) and (d) additional costs related to the Merger, im-pairments of certain other assets, and other items ($15.4 million before tax-es, or $9.3 million after taxes). The special charges decreased 1999 earnings per Conectiv common share by $0.75 and earnings per Conectiv Class A common share by $0.30.

  Conectiv's operating results for 1998 include special charges of $27.7 mil-lion before taxes ($16.8 million after taxes, or $0.18 per Conectiv common share) for the cost of DPL employee separations associated with the Merger-re-lated workforce reduction and other Merger-related costs. The 1998 employee separation, relocation, and other Merger-related costs for Atlantic and its former subsidiaries were capitalized as costs of the Merger.

Operation and Maintenance Expenses

  After excluding the $35.5 million of operation and maintenance expenses at-tributed to the two additional months of ACE's operations in 1999, operation and maintenance expenses increased by $67.0 million in 1999. This increase was attributed to $28.2 million of increased costs associated with operating and expanding Conectiv's telecommunications business, a $23.9 million increase for the electric delivery business including higher customer care expenses, and a $14.9 million increase largely due to higher electric power plant expenses.

  Operation and maintenance expenses increased by $200.6 million in 1998, from $331.8 million in 1997 to $532.4 million in 1998. The increase was primarily due to $191.0 million of operation and maintenance expenses of the former At-lantic-owned companies included in consolidated operating results for 1998 as a result of the Merger. The remaining $9.6 million increase was due to a $54.9 million increase for expansion of telecommunication, HVAC, and other nonutil-ity businesses, substantially offset by lower utility operating expenses. Utility operating expenses decreased in 1998 due to fewer employees and the absence of the re-start activities at the Salem nuclear power plant in 1997.

Depreciation and Amortization

  After excluding the two additional months of operating results of ACE and other former Atlantic-owned businesses in 1999, depreciation and amortization expense increased $10.8 million in 1999. This increase was primarily due to depreciation of new computer networks and other shared infrastructure assets, as well as increased depreciation for non-regulated businesses due to expan-sion of the telecommunications and HVAC businesses. Depreciation and amortiza-tion expense increased in 1998 mainly due to the ten months of 1998 operating results of the former Atlantic-owned companies consolidated as a result of the Merger. Also, $6.2 million of goodwill from the Merger was amortized in 1998, which contributed to the increase.

Taxes Other Than Income Taxes

  The $13.7 million increase in taxes other than income taxes for 1999 was principally due to higher revenues and inclusion of the two additional months of operating results of ACE and other former Atlantic-owned businesses in 1999. Taxes other than income taxes increased in 1998 mainly due to the ten months of 1998 operating results for the former Atlantic-owned companies con-solidated as a result of the Merger.

OTHER INCOME

  Other income increased $34.2 million in 1999 due to the following items: (a) a $42.1 million ($24.9 million after-taxes or $0.27 per share of common stock) increase from 1999 equity in earnings of the Enertech venture capital fund;
(b) a $17.7 million ($10.6 million after-taxes or $0.11 per share of common stock) decrease due to the 1998 equity in earnings of a nonutility generation joint venture; and (c) a $9.8 million increase due to the 1998 write-off of a non-utility investment, 1999 interest income related to a successful tax ap-peal, two additional months of ACE's operating results in 1999, and implemen-tation of mark-to-market accounting for energy trading activities in January 1999. Due to the nature of Enertech's investments, which include Internet service companies, its earnings may be volatile from period to period.

  Other income for 1997 includes a $22.9 million pre-tax gain ($13.7 million after-taxes or $0.22 per common share) on the sale of the Pine Grove landfill and related waste-hauling operations.

FINANCING COSTS

  Financing costs reflected in the Consolidated Statements of Income include interest charges, allowance for funds used during construction (AFUDC), and preferred stock dividend requirements of subsidiaries.

  After excluding the financing costs from the two additional months of oper-ating results of ACE and other former Atlantic-owned businesses included in 1999, financing costs increased $21.2 million in 1999 due to approximately $12.6 million of interest expense from debt financing for the Offer, a $2.5 million gain in 1998 on the redemption of preferred stock, and a $6.1 million net increase in interest expense mainly from financing nonutility businesses.

  After excluding increases attributed to the operating results of ACE and former Atlantic-owned nonutility subsidiaries for 1998, financing costs in-creased $7.0 million in 1998 mainly due to financing requirements associated with investments in new nonutility businesses.

INCOME TAXES

  The effective income tax rate on "Income Before Income Taxes and Extraordi-nary Item" increased in 1999 primarily due to the write-off of goodwill (as discussed in Note 5 to the Consolidated Financial Statements), which is only partly deductible for income tax purposes, and higher state income tax ex-penses. See Note 3 to the Consolidated Financial Statements for a reconcilia-tion of the amount computed by multiplying "income before income taxes and ex-traordinary item" by the federal statutory rate to income tax expense on oper-ations.

NEW ACCOUNTING PRONOUNCEMENTS

  In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Defer-ral of the Effective Date of FASB Statement No. 133," which delays the re-quired implementation date for SFAS No. 133, "Accounting for Derivative In-struments and Hedging Activities," until all fiscal quarters of all fiscal years beginning after June 15, 2000. Reporting entities may elect to adopt SFAS No. 133 prior to the required implementation date. SFAS No. 133 estab-lishes accounting and reporting standards for derivative instruments and for hedging activities. Conectiv has not yet adopted SFAS No. 133 and currently cannot determine the effect that SFAS No. 133 will have on its financial statements.

YEAR 2000

  Conectiv experienced no material operational problems, loss of revenues or impact on customers in any of its businesses and is not aware of any material claims made or to be made by or against Conectiv or any of its subsidiaries as a result of the Year 2000 issue around either the rollover from 1999 to 2000 or the Year 2000 Leap Year issue on February 29, 2000.

  The Year 2000 issue was the result of computer programs and embedded systems using a two-digit format, as opposed to four digits, to indicate the year. Computer and embedded systems with this characteristic may have been unable to interpret dates during and beyond the year 1999, which could have caused a system failure or other computer errors, leading to disruption of operations. A project team, originally started in 1996 by ACE, managed Conectiv's response to this situation. A Conectiv corporate officer, reporting directly to the Chief Executive Officer, coordinated all Year 2000 activities. Conectiv met substantial challenges in identifying and correcting the computer and embedded systems critical to generating and delivering power, delivering natural gas and providing other services to customers.

  The project team used a phased approach to managing its activities. The first phase was inventory and assessment of all systems, equipment, and processes. Each identified item was given a criticality rating of high, medium or low. Those items rated as high or medium were then subject to the second phase of the project. The second phase--determining and implementing correc-tive action for the identified systems, equipment and processes--concluded with a test of the unit being remediated. The third phase involved system testing and compliance certification.

  Overall, Conectiv's Year 2000 Project covered approximately 140 different systems (some with numerous components) that had been originally identified as high or medium in criticality. However, only 21 of those 140 systems were es-sential for continued operations and customer response across Conectiv's sev-eral businesses;

these were regarded as "mission critical." The Year 2000 Project team focused on these 21 systems, with work on the other systems continuing based on their relative importance to Conectiv's businesses.

  At the time of the change from 1999 to 2000, 100% of all inventory and as-sessment, corrective action/unit testing and system testing/compliance work was complete on the mission critical systems. For the balance of the high and medium criticality systems, 99% of this work was complete.

  Additionally, Conectiv developed and tested contingency plans in the event that Year 2000 outages occurred, which they did not. Contingency plans were in place for all mission critical systems and were coordinated into a detailed overall Year 2000 restoration plan under the direction of a senior-level engi-neering and operations manager. Contingency plans were also developed for non-mission critical systems. The Year 2000 plans built on Conectiv's existing ex-pertise in service restorations. Conectiv also coordinated these efforts with state and local emergency management agencies. Conectiv followed this approach for both the change from 1999 to 2000 and for the Leap Year issue.

  Further, Conectiv participated in two industry-wide drills sponsored by the North American Electric Reliability Council ("NERC") and conducted its own in-ternal drills. All of these drills were exercises only and did not result in service interruptions.

  Distribution of electricity is dependent on the overall reliability of the electric grid. ACE and DPL cooperated with NERC and the PJM Interconnection in Year 2000 remediation, contingency planning and restoration planning efforts. As requested by NERC, ACE and DPL filed their Year 2000 Readiness Statement with NERC stating that as of June 30, 1999, 96% of work on mission critical systems had been completed. The remaining 4% of work constituted three excep-tions to full readiness status and were reported to NERC in the regular monthly filing made on June 30, 1999. On the basis of Conectiv's filings, NERC designated Conectiv as "Ready with Limited Exceptions." NERC regarded excep-tions as "limited" only if they did "not pose a measurable risk to reliable electric operations into the Year 2000." All three exceptions were completed prior to the change from 1999 to 2000.

  Conectiv also contacted vendors and service providers to review their Year 2000 efforts. Many aspects of Conectiv's businesses are dependent on third parties. For example, fuel suppliers must be able to provide coal or gas for DPL or ACE to generate electricity.

  Conectiv incurred approximately $16 million in costs for the Year 2000 Proj-ect through year-end 1999. Management anticipates approximately $1 million to $2 million in 2000 expenses, including those already incurred for the period around the change from 1999 to 2000. Project costs do not include significant expenditures covering new systems, such as Conectiv's SAP business, financial and human resources management systems, an energy control system, and a cus-tomer information system. While these new systems effectively remediated Year 2000 problems in the systems they replaced, Conectiv is not reporting the ex-penditures on these systems in its costs for the Year 2000 Project, because the new systems were installed principally for other reasons. The total cost of these other projects over several years exceeds $87 million.

  During July 1999, President Clinton signed the Year 2000 litigation reform bill, known as the "Y2K Act." The Y2K Act provides some new partial liability and damages protections to defendants in Year 2000 failure-related cases. It also establishes new litigation procedures that plaintiffs and defendants must follow. In general, the Y2K Act provides a pre-litigation notice period, pro-portionate liability among defendants in Year 2000 cases, a requirement that plaintiffs mitigate damages from Year 2000-related failures, and federal court jurisdiction for Year 2000 claims. The law covers many types of civil actions that allege harm or injury related to an actual or potential Year 2000-related failure, or a claim or defense arising or related to such a failure. The Y2K Act does not, however, cover civil actions for personal injury or wrongful death or most actions brought by a government entity acting in a regulatory, supervisory or enforcement capacity. The law governs actions brought after January 1, 1999 for a Year 2000-related failure occurring before January 1, 2003. Although the Y2K Act will not afford

Conectiv complete protection from Year 2000-related claims, it should help limit any liability related to any Year 2000-related failures. Conectiv cannot predict the extent to which such liability will be limited by the Y2K Act.

  Even though the critical dates occurred with no material operational prob-lems, loss of revenues or impact on customers in any of its businesses, Conectiv will not with certainty be able to determine whether there may be Year 2000-related claims against Conectiv for some time. Conectiv does not be-lieve at this time that there are any material Year 2000-related claims that it will make against vendors or suppliers but this evaluation is on-going.

LIQUIDITY AND CAPITAL RESOURCES

General

  Conectiv's primary sources of capital are internally generated funds (net cash provided by operating activities less common dividends) and external financings. Additionally, restructuring the electric utility industry has cre-ated new opportunities for raising capital. As discussed under "Deregulated Generation and Power Plant Sales," Conectiv plans to sell electric generating units with 2,588.5 MW of capacity in 2000 for approximately $820 million, be-fore certain adjustments and selling expenses. As discussed under "Stranded Cost Recovery and Securitization," capital is also expected to be raised through the securitization of ACE's stranded costs, subsequent to ACE's appli-cation to the NJBPU for approval of such securitization. Capital requirements generally include construction expenditures for the electric and gas delivery businesses, construction expenditures for electric generating units, expansion of new businesses such as telecommunications and HVAC, and repayment of debt and equity securities and capital lease obligations.

Cash Flows From Operating Activities

  In 1999, the $310.2 million of net cash provided by operating activities was reduced by the net $146.3 million net cash outflow from (a) a $228.5 million payment by ACE (included in "Recoverable stranded costs" on the December 31, 1999 balance sheet) to terminate a contract for purchasing electricity from a NUG in which other Conectiv subsidiaries have a 50% interest, and (b) an $82.2 million distribution related to the contract termination which was received by the Conectiv subsidiaries with an ownership interest in the NUG. The distribu-tion was primarily the result of a gain realized by the NUG from the contract termination; Conectiv's subsidiaries' $70.8 million share of the NUG's gain was deferred and is classified as "Deferred gain on termination of purchased energy contract" on the December 31, 1999 balance sheet. Excluding the $146.3 million reduction in 1999 net cash provided by operating activities due to termination of the NUG contract, operating activities provided a net cash in-flow of $456.5 million in 1999, or an $84.2 million increase in comparison to the $372.3 million of net cash provided by operating activities in 1998. This increase was primarily due to $45 million of cash distributions received from Enertech in 1999 and two additional months of ACE's operations included in the consolidated 1999 financial statements. Net cash inflows from 1998 operating activities increased by $155.3 million in comparison to 1997 mainly due to cash flow provided by ACE's operations (from March 1998 to December 1998) as a result of the Merger, partly offset by more cash used by the operations of Conectiv's new businesses.

  After removing the $146.3 million net use of cash for the 1999 NUG contract termination and subtracting common dividend payments from operating activi-ties' net cash inflows, internally generated funds were $321.3 million in 1999, $218.2 million in 1998, and $123.2 million in 1997. Internally generated funds provided 100%, 97%, and 79% of the cash required for capital expendi-tures in 1999, 1998, and 1997, respectively.

  As of December 31, 1999, Conectiv had taxes receivable of $15.7 million due to an expected current tax benefit from the deferred NUG contract buyout pay-ment. The items included in the special and extraordinary charges to earnings generally were not currently deductible for income tax purposes, but instead resulted in a deferred tax benefit.

  The $46.4 million current liability for deferred energy supply costs as of December 31, 1999 is for ACE's electricity supply business, which will de-crease to the extent there are any under-recoveries of BGS and certain other costs. ACE's customers rates are to be adjusted for the deferred balance which remains as of July 31, 2003.

  The liabilities accrued for "Above-market purchased energy contracts and other electric restructuring liabilities" resulted from the extraordinary charge to earnings discussed in Note 6 to the Consolidated Financial State-ments and did not affect cash flows in 1999.

Cash Flows From Investing Activities

  The amount of cash used for business acquisitions (net of cash acquired) was $17.1 million in 1999, $2.6 million in 1998, and $32.0 million in 1997. In 1999, business acquisitions were primarily for HVAC businesses, and also in-cluded CCI's purchase of an Internet service company. In 1998, business acqui-sition expenditures were net of $34.5 million of cash acquired in the Merger. The 1998 nonutility businesses acquired by Conectiv included HVAC businesses, a fuel oil distributor, and a gas marketer. Business acquisition expenditures in 1997 resulted primarily from the purchase of HVAC businesses and direct Merger costs.

  Capital expenditures in 1999 were $320.4 million, a $95.6 million increase from 1998. The $95.6 million increase in capital expenditures was primarily due to construction of a new customer service center, higher expenditures for computer networks, customer service systems, and other shared infrastructure assets, and expansion of CCI's telecommunications system. In 1998, capital ex-penditures increased to $224.8 million from $156.8 million in 1997 mainly due to ACE's utility capital expenditures from March 1998 to December 1998.

  "Investments in partnerships" of $23.6 million in 1999 and $28.6 million in 1998 were primarily due to Conectiv Thermal Systems, Inc.'s share of funding for construction of the "Venetian" project in Las Vegas, Nevada, and invest-ments in Enertech.

Cash Flows From Financing Activities

  The $27.5 million balance of dividends payable as of December 31, 1999 in comparison to the $47.7 million balance as of December 31, 1998, primarily re-flects lower dividends declared per share of common stock ($0.22 compared to $0.385) and decreases of 12.8 million and 0.8 million in the number of shares outstanding of common stock and Class A common stock, respectively, due to the Offer.

  Common dividend payments were $135.1 million in 1999, $154.1 million in 1998, and $93.8 million in 1997. The decrease in common dividends paid in 1999 was due to lower common dividends declared per share of common stock ($1.045 in 1999 compared to $1.54 in 1998) and fewer shares outstanding of common stock and Class A common stock due to the Offer. Common dividend payments in-creased in 1998 due to common stock issued to Atlantic stockholders in con-junction with the Merger.

  Under the Public Utility Holding Company Act of 1935, as amended, Conectiv may not pay dividends on the shares of common stock and Class A common stock from an accumulated deficit or paid-in-capital without SEC approval. As of De-cember 31, 1999, Conectiv had an accumulated deficit of $36.5 million. In Jan-uary 2000, the SEC approved payment of the dividends declared by Conectiv on its common stock and Class A common stock in December 1999. Conectiv expects to have retained earnings sufficient to offset dividends declared on shares of common stock and Class A common stock beginning in the third quarter of 2000, when the sale of the electric generating units discussed in Note 13 to the Consolidated Financial Statements is expected to be completed. There can be no assurances, however, that the sales of the electric generating units will be completed, or that any gain will be realized from such sales of the electric generating units. In any event, Conectiv expects to receive the necessary SEC approvals during 2000 for the quarterly payment of dividends on shares of its common stock and Class A common stock.

  For the three-year period including 1997 to 1999, the net financing result-ing from issuances of securities and purchases/redemptions of securities is summarized below:

                                                    Common   Preferred Long-term
                                                     Stock     Stock     Debt*
                                                    -------  --------- ---------
                                                       (Millions of Dollars)
   Issuances....................................... $  17.9   $ 25.0    $ 711.0
   Purchases & Redemptions.........................  (410.9)   (33.8)    (363.6)
                                                    -------   ------    -------
   Net............................................. $(393.0)  $ (8.8)   $ 347.4
                                                    =======   ======    =======

--------
* Includes $33.33 million of variable rate demand bonds issued in 1999, and $1.8 million of variable rate demand bonds redeemed in 1997.

  As shown in the above table, during 1997 to 1999, common stock and preferred stock financing activities used capital in the amounts of $393.0 million and $8.8 million, respectively, and long-term debt financing activities provided $347.4 million of capital. In addition, net short-term debt financing activi-ties provided $383.8 million of capital during 1997 to 1999.

  Most of the common stock financing activity during the three year period re-sulted from a $361.4 million use of cash for the Offer in June of 1999, which reduced the number of shares of common stock and Class A common stock out-standing by 12.8 million and 0.8 million, respectively. Conectiv also pur-chased 2.2 million shares of its common stock for $42.7 million under a buy back program in 1998 and 1999. On January 19, 2000, Conectiv announced that its Board of Directors approved the open market purchase of up to an addi-tional 5 million shares of common stock.

  In 1998, $25 million of 7 3/8% preferred stock was issued through a subsidi-ary and $33.8 million (average dividend rate of 5.5%) of preferred stock of subsidiaries was purchased. A gain of $2.5 million was realized on the pur-chase of preferred stock of subsidiaries in 1998 and is reflected in the 1998 Consolidated Statement of Income as a reduction of preferred dividends.

  Long-term debt issued during 1997 to 1999 amounted to $677.7 million, which included the $228.5 million bank loan for interim financing of ACE's December 1999 NUG termination payment, $250 million of 6.73% Medium Term Notes issued in May 1999 in connection with the Offer, and $199.2 million of 6.6% to 7.72% Medium Term Notes issued during 1997 and 1998. Redemptions and purchases of long-term debt during 1997 to 1999 amounted to $361.8 million, which included $158.2 million in 1998 for the nonutility revolving credit facilities of At-lantic and its former subsidiaries, $91.0 million in 1998 and 1999 of Medium Term Notes with a 7.0% average interest rate, $43.9 million in 1997 and 1999 of First Mortgage Bonds with a 6.6% average interest rate, and $68.7 million during 1997 to 1999 of other debt with an average interest rate of 7.4%.

  During 1997 to 1999, short-term debt financing provided a net $383.8 million source of funds. Conectiv had $579.7 million of short-term debt outstanding as of December 31, 1999, an increase of $203.6 million from the $376.1 million balance as of December 31, 1998. Short-term debt outstanding increased in 1999 primarily due to financing part of the common stock purchased pursuant to the Offer and funding the expansion of CCI's telecommunications business. In 1998, short-term debt was issued to refinance $158.2 million of nonutility revolving credit facilities of Atlantic and its former subsidiaries, and to finance non-utility business expansions and acquisitions. On a consolidated basis, Conectiv had $1.05 billion in short-term credit lines as of December 31, 1999, of which $273 million was available for borrowing.

  Conectiv's capital structure including short-term debt and current maturi-ties of long-term debt, expressed as a percentage of total capitalization, is shown below as of December 31, 1999, and December 31, 1998.

                                                     December 31, December 31,
                                                         1999         1998
                                                     ------------ ------------
   Common stockholders' equity......................     26.2%        41.4%
   Preferred stock of subsidiaries..................      6.6%         6.4%
   Long-term debt and variable rate demand bonds....     52.7%        42.0%
   Short-term debt and current maturities of long-
    term debt.......................................     14.5%        10.2%

  Common stockholders' equity reflects a decrease as a percent of total capi-talization, and long-term debt and short-term debt reflect an increase as a percent of total capitalization, due to the special and extraordinary charges recorded in 1999 and financing the purchase of common stock pursuant to the Offer by issuing long-term debt and short-term debt. Long-term debt as a per-cent of total capitalization reflects an additional increase due to financing the $228.5 million NUG termination contract payment.

  On December 14, 1999, the SEC approved Conectiv's request regarding the fol-lowing financing matters: (a) The authorized short-term debt borrowing capac-ity of Conectiv (the holding company) and DPL was increased from a total of $800 million to a total of $1.3 billion and (b) Conectiv was authorized to is-sue securities as long as consolidated common equity as a percent of total capitalization (common equity ratio) is 20% or higher. Conectiv also requested SEC approval for the following financing matters: (a) The issuance of up to $500 million of additional long-term debt by Conectiv (the holding company), which would bring the total amount of authorized Conectiv long-term debt to $1 billion, of which $250 million has been issued. Proceeds from the additional long-term debt would be used to pay down short term debt; and (b) The authori-zation to use proceeds from the issuance of securities for investments in a Conectiv subsidiary that will own contractual rights for non-utility, combus-tion turbine generating facilities. The SEC has currently "reserved jurisdic-tion" over these requests, which requires additional information to be filed by Conectiv prior to any SEC authorization.

  On September 28, 1999, the parties to the agreements for Conectiv's $800 million short-term credit facilities agreed to an amendment permitting a ratio of total indebtedness to total capitalization of 70% through December 31, 2000. As of December 31, 1999, the ratio of total indebtedness to total capi-talization computed in accordance with the terms of the credit agreements, which allow for an adjustment to increase common equity by the amount of the extraordinary item, was 63.5%.

Forecasted Capital Requirements

  Management expects capital requirements, excluding securities redemptions, to range from approximately $375 million to $400 million for 2000. These capi-tal requirements are primarily for the expansion of Conectiv's mid-merit gen-eration strategy (including about $130 million for the combined cycle units), transmission and distribution improvements, telecommunications, and other businesses. Beyond 2000, Conectiv's commitments for capital expenditures in-clude approximately $460 million for the 1,100 MW of capacity expected to be installed during 2001-2003 for the combined cycle units. Capital requirements beyond 2000 are also expected to include approximately $125 million to $150 million per year for capital expenditures related to DPL's and ACE's delivery businesses. The forecasted amounts are subject to change due to changes in business plans, construction scheduling, permitting, and other factors.

  Scheduled maturities of long-term debt over the next five years are as fol-lows: 2000--$48.9 million; 2001--$100.8 million; 2002--$370.6 million; 2003--
$212.8 million; 2004--$154.7 million. These amounts include $57.1 million in 2001 and $171.4 million in 2002 for repayment of $228.5 million borrowed in December 1999 to finance ACE's NUG contract termination payment, which is ex-pected to be refinanced by issuing bonds securitized by ACE's stranded cost recovery. Capital requirements for the redemption of securities also include $11.5 million in 2001, $11.5 million in 2002, and $1.0 million in 2003 for sinking fund requirements of ACE's preferred stock.

  Management expects to fund Conectiv's future capital requirements from in-ternally generated funds, external financings (including securitization of stranded costs), and proceeds from the sales of the electric generating units.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The following discussion contains "forward looking statements." These pro-jected results have been prepared based upon certain assumptions considered reasonable given the information currently available to Conectiv. Neverthe-less, because of the inherent unpredictability of interest rates, equity mar-ket prices, and energy commodity prices as well as other factors, actual re-sults could differ materially from those projected in such forward-looking information. For a description of Conectiv's significant accounting policies associated with these activities see Notes 1 and 11 to the Consolidated Financial Statements.

Interest Rate Risk

  Conectiv is subject to the risk of fluctuating interest rates in the normal course of business. Conectiv manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. As of December 31, 1999, a hypo-thetical 10% change in interest rates would result in a $4.3 million change in interest costs and earnings before taxes related to short-term and variable rate debt.

Equity Price Risk

  ACE and DPL maintain trust funds, as required by the Nuclear Regulatory Com-mission, to fund certain costs of nuclear decommissioning (See Note 14 to the Consolidated Financial Statements). These funds are invested primarily in do-mestic and international equity securities, fixed-rate, fixed income securi-ties, and cash and cash equivalents. By maintaining a portfolio that includes long-term equity investments, ACE and DPL are maximizing the returns to be utilized to fund nuclear decommissioning costs. However, the equity securities included in ACE's and DPL's portfolios are exposed to price fluctuations in equity markets, and the fixed-rate, fixed income securities are exposed to changes in interest rates. ACE and DPL actively monitor their portfolios by benchmarking the performance of their investments against certain indexes and by maintaining, and periodically reviewing, established target asset alloca-tion percentages of the assets in their trusts. Because the accounting for nu-clear decommissioning recognizes that costs are recovered through electric rates, fluctuations in equity prices and interest rates do not affect the earnings of ACE and DPL.

Commodity Price Risk

  Conectiv is exposed to the impact of market fluctuations in the price and transportation costs of natural gas, electricity, and petroleum products. Conectiv engages in commodity hedging activities to minimize the risk of mar-ket fluctuations associated with the purchase and sale of energy commodities (natural gas, petroleum and electricity). Some hedging activities are con-ducted using energy derivatives (futures, option, and swaps). The remainder of Conectiv's hedging activity is conducted by backing physical transactions with offsetting physical positions. The hedging objectives include the assurance of stable and known minimum cash flows and the fixing of favorable prices and margins when they become available. Conectiv also engages in energy commodity trading and arbitrage activities, which expose Conectiv to commodity market risk when, at times, Conectiv creates net open energy commodity positions or allows net open positions to continue. To the extent that Conectiv has net open positions, controls are in place that are intended to keep risk exposures within management-approved risk tolerance levels.

  Conectiv uses a value-at-risk model to assess the market risk of its elec-tricity, gas, and petroleum commodity activities. The model includes fixed price sales commitments, physical forward contracts, and commodity derivative instruments. Value at risk represents the potential gain or loss on instru-ments or portfolios due to changes in market factors, for a specified time pe-riod and confidence level. Conectiv estimates value-at-risk across its power, gas, and petroleum commodity business using a delta-normal variance/covariance model with a 95 percent confidence level and assuming a five-day holding peri-od. At December 31, 1999, Conectiv's calculated value at risk with respect to its commodity price exposure was approximately $4.0 million including genera-tion activities and $0.8 million excluding generation activities. At December 31, 1998, Conectiv's calculated value at risk with respect to its commodity price exposure was approximately $0.7 million excluding generation activities; and there was no value at risk for generation activities.

                                   CONECTIV

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             REPORT OF MANAGEMENT

  Management is responsible for the information and representations contained in Conectiv's consolidated financial statements. Our consolidated financial statements have been prepared in conformity with accounting principles gener-ally accepted in the United States, based upon currently available facts and circumstances and management's best estimates and judgments of the expected effects of events and transactions.

  Conectiv and its subsidiary companies maintain a system of internal controls designed to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. The internal control system is supported by written administrative policies, a program of internal audits, and procedures to assure the selection and training of qualified personnel.

  PricewaterhouseCoopers LLP, independent accountants, are engaged to audit the financial statements and express their opinion thereon. Their audits are conducted in accordance with auditing standards generally accepted in the United States which include a review of selected internal controls to deter-mine the nature, timing, and extent of audit tests to be applied.

  The Audit Committee of the Board of Directors, composed of outside directors only, meets with management, internal auditors, and independent accountants to review accounting, auditing, and financial reporting matters. The independent accountants are appointed by the Board of Directors on recommendation of the Audit Committee, subject to stockholder approval.

/s/ Howard E. Cosgrove                 /s/ John C. van Roden
_________________________              _________________________
Howard E. Cosgrove                     John C. van Roden
Chairman of the Board, President       Senior Vice President and Chief Finan-
and Chief Executive Officer            cial Officer

February 7, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Conectiv
Wilmington, Delaware

  In our opinion, the accompanying consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page IV-I present fairly, in all material respects, the financial position of Conectiv and sub-sidiary companies at December 31, 1999 and 1998, and the results of their op-erations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 14(a)(2) on pages IV-I to IV-6 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated fi-nancial statements. These financial statements and financial statement sched-ules are the responsibility of Conectiv's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assur-ance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting princi-ples used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

February 7, 2000

                                    CONECTIV

                       CONSOLIDATED STATEMENTS OF INCOME

                                                 Year Ended December 31,
                                             ----------------------------------
                                                1999        1998        1997
                                             ----------  ----------  ----------
                                                  (Dollars in Thousands,
                                                Except Per Share Amounts)
OPERATING REVENUES
 Electric..................................  $2,459,970  $2,203,748  $1,092,144
 Gas.......................................     816,245     535,082     204,057
 Other services............................     468,682     332,776     119,166
                                             ----------  ----------  ----------
                                              3,744,897   3,071,606   1,415,367
                                             ----------  ----------  ----------
OPERATING EXPENSES
 Electric fuel and purchased power.........     952,348     875,816     416,640
 Gas purchased.............................     754,990     486,411     153,027
 Other services' cost of sales.............     374,918     263,319      85,192
 Purchased electric capacity...............     216,444     182,676      28,470
 Special charges...........................     105,648      27,704          --
 Operation and maintenance.................     634,966     532,419     331,770
 Depreciation and amortization.............     271,348     241,420     136,340
 Taxes other than income taxes.............      88,646      74,926      37,634
                                             ----------  ----------  ----------
                                              3,399,308   2,684,691   1,189,073
                                             ----------  ----------  ----------
OPERATING INCOME...........................     345,589     386,915     226,294
                                             ----------  ----------  ----------
OTHER INCOME
 Allowance for equity funds used during
  construction.............................       2,461       2,609       1,337
 Other income..............................      68,420      34,251      36,322
                                             ----------  ----------  ----------
                                                 70,881      36,860      37,659
                                             ----------  ----------  ----------
INTEREST EXPENSE
 Interest charges..........................     182,821     153,644      83,398
 Allowance for borrowed funds used during
  construction and capitalized interest....      (5,639)     (4,213)     (2,996)
                                             ----------  ----------  ----------
                                                177,182     149,431      80,402
                                             ----------  ----------  ----------
PREFERRED STOCK DIVIDEND REQUIREMENTS OF
 SUBSIDIARIES..............................      19,894      15,326      10,178
                                             ----------  ----------  ----------
INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM........................     219,394     259,018     173,373
INCOME TAXES, EXCLUDING INCOME TAXES
 APPLICABLE TO
 EXTRAORDINARY ITEM........................     105,816     105,817      72,155
                                             ----------  ----------  ----------
INCOME BEFORE EXTRAORDINARY ITEM...........     113,578     153,201     101,218
EXTRAORDINARY ITEM (NET OF INCOME TAXES OF
 $188,254).................................    (311,718)         --          --
                                             ----------  ----------  ----------
NET INCOME (LOSS)..........................  $ (198,140) $  153,201  $  101,218
                                             ==========  ==========  ==========
EARNINGS (LOSS) APPLICABLE TO:
 Common stock
 Income before extraordinary item..........  $  106,639  $  141,292  $  101,218
 Extraordinary item, net of income taxes...    (295,161)         --          --
                                             ----------  ----------  ----------
  Total....................................  $ (188,522) $  141,292  $  101,218
                                             ==========  ==========  ==========
 Class A common stock
 Income before extraordinary item..........  $    6,939  $   11,909          --
 Extraordinary item, net of income taxes...     (16,557)         --          --
                                             ----------  ----------  ----------
  Total....................................  $   (9,618) $   11,909          --
                                             ==========  ==========  ==========
AVERAGE SHARES OUTSTANDING (000)
 Common stock..............................      93,320      94,338      61,122
 Class A common stock......................       6,110       6,561          --
EARNINGS (LOSS) PER AVERAGE SHARE, BASIC
 AND DILUTED
 Common stock
 Before extraordinary item.................  $     1.14  $     1.50  $     1.66
 Extraordinary item........................       (3.16)         --          --
                                             ----------  ----------  ----------
  Total....................................  $    (2.02) $     1.50  $     1.66
                                             ==========  ==========  ==========
 Class A common stock
 Before extraordinary item.................  $     1.14  $     1.82          --
 Extraordinary item........................       (2.71)         --          --
                                             ----------  ----------  ----------
  Total....................................  $    (1.57) $     1.82          --
                                             ==========  ==========  ==========
DIVIDENDS DECLARED PER SHARE
 Common stock..............................  $    1.045  $     1.54  $     1.54
 Class A common stock......................  $     3.20  $     3.20          --

          See accompanying Notes to Consolidated Financial Statements.

                                    CONECTIV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
                                                  (Dollars in Thousands)
Cash Flows From Operating Activities
 Net income (loss)............................ $(198,140) $ 153,201  $ 101,218
 Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities
  Deferred recoverable purchased power
   contract termination payment...............  (228,500)        --         --
  Distribution from partnership in excess of
   recognized earnings........................    70,849         --         --
  Extraordinary item, net of income taxes.....   311,718         --         --
  Special charges.............................   105,648     27,704         --
  Depreciation and amortization...............   294,902    261,457    142,734
  Allowance for equity funds used during
   construction...............................    (2,461)    (2,609)    (1,337)
  Investment tax credit adjustments, net......    (5,094)    (4,002)    (2,560)
  Deferred income taxes, net..................    44,752      4,620      7,169
  Net change in:
   Accounts receivable........................   (92,952)  (118,578)   (53,911)
   Inventories................................   (14,753)    (9,691)     4,763
   Prepaid New Jersey sales and excise taxes..    22,216    (20,078)        --
   Accounts payable...........................    61,561    107,005     16,394
   Other current assets & liabilities(1)......   (57,366)    10,296     43,708
  Gain on sale of landfill and waste hauling
   company....................................        --         --    (22,896)
  Other, net..................................    (2,211)   (37,016)   (18,250)
                                               ---------  ---------  ---------
Net cash provided by operating activities.....   310,169    372,309    217,032
                                               ---------  ---------  ---------
Cash Flows From Investing Activities
 Acquisition of businesses, net of cash
  acquired....................................   (17,138)    (2,590)   (31,994)
 Capital expenditures.........................  (320,395)  (224,831)  (156,808)
 Investments in partnerships..................   (23,570)   (28,594)    (1,800)
 Sale of landfill and waste hauling company...        --         --     33,405
 Deposits to nuclear decommissioning trust
  funds.......................................    (5,880)   (10,676)    (4,240)
 Decrease in bond proceeds held in trust
  funds.......................................    12,449         --      2,002
 Decrease in investment in leveraged leases...     8,242      8,027      1,640
 Other, net...................................     1,826       (688)     1,022
                                               ---------  ---------  ---------
Net cash used by investing activities.........  (344,466)  (259,352)  (156,773)
                                               ---------  ---------  ---------
Cash Flows From Financing Activities
 Common dividends paid........................  (135,134)  (154,101)   (93,811)
 Common stock issued..........................        68         63     17,807
 Common stock redeemed........................  (390,397)   (13,232)    (7,323)
 Preferred securities issued..................        --     25,000         --
 Preferred securities redeemed................        --    (33,769)        --
 Long-term debt issued........................   478,500     33,000    166,200
 Long-term debt redeemed......................  (133,218)  (200,078)   (28,540)
 Variable rate demand bonds issued............    33,330         --         --
 Variable rate demand bonds redeemed..........        --         --     (1,800)
 Principal portion of capital lease
  payments....................................   (23,554)   (20,037)    (6,813)
 Net change in short-term debt................   203,627    282,889   (102,671)
 Cost of issuances and refinancings...........    (8,570)    (2,147)    (4,502)
                                               ---------  ---------  ---------
Net cash provided (used) by financing
 activities...................................    24,652    (82,412)   (61,453)
                                               ---------  ---------  ---------
Net change in cash and cash equivalents.......    (9,645)    30,545     (1,194)
Beginning of year cash and cash equivalents...    65,884     35,339     36,533
                                               ---------  ---------  ---------
End of year cash and cash equivalents......... $  56,239  $  65,884  $  35,339
                                               =========  =========  =========

--------
(1) Other than debt and deferred income taxes classified as current.

          See accompanying Notes to Consolidated Financial Statements.

                                    CONECTIV

                          CONSOLIDATED BALANCE SHEETS

                                                          As of December 31,
                                                        -----------------------
                                                           1999        1998
                                                        ----------- -----------
                                                        (Dollars in Thousands)
ASSETS
Current Assets
  Cash and cash equivalents............................ $    56,239 $    65,884
  Accounts receivable, net of allowances of $11,564 and
   $4,743, respectively................................     544,463     455,088
  Inventories, at average cost
    Fuel (coal, oil and gas)...........................      65,360      71,701
    Materials and supplies.............................      58,177      73,047
  Prepaid New Jersey sales and excise taxes............          --      20,078
  Deferred energy supply costs.........................       8,612          --
  Other prepayments....................................      20,295      17,278
  Taxes receivable.....................................      15,674          --
  Deferred income taxes, net...........................      25,175      20,796
                                                        ----------- -----------
                                                            793,995     723,872
                                                        ----------- -----------
Investments
  Investment in leveraged leases.......................      72,161     122,256
  Funds held by trustee................................     173,247     174,509
  Other investments....................................     100,764      90,913
                                                        ----------- -----------
                                                            346,172     387,678
                                                        ----------- -----------
Property, Plant and Equipment
  Electric generation..................................   1,571,556   2,917,011
  Electric transmission and distribution...............   2,633,375   2,539,436
  Gas transmission and distribution....................     265,708     249,383
  Other electric and gas facilities....................     405,303     363,263
  Telecommunications, thermal systems, and other
   property, plant, and equipment......................     238,229     202,415
                                                        ----------- -----------
                                                          5,114,171   6,271,508
  Less: Accumulated depreciation.......................   2,097,529   2,522,878
                                                        ----------- -----------
  Net plant in service.................................   3,016,642   3,748,630
  Construction work-in-progress........................     199,390     265,593
  Leased nuclear fuel, at amortized cost...............      55,983      63,328
  Goodwill, net........................................     369,468     402,836
                                                        ----------- -----------
                                                          3,641,483   4,480,387
                                                        ----------- -----------
Deferred Charges and Other Assets
  Recoverable stranded costs...........................   1,030,049          --
  Deferred recoverable income taxes....................      93,853     184,434
  Unrecovered purchased power costs....................      28,923      48,274
  Unrecovered New Jersey state excise tax..............      22,567      35,594
  Deferred debt refinancing costs......................      21,113      44,223
  Deferred other postretirement benefit costs..........      32,479      34,978
  Prepaid pension costs................................      35,005      16,130
  Unamortized debt expense.............................      28,045      27,375
  License fees.........................................      23,331      24,706
  Other................................................      41,447      80,023
                                                        ----------- -----------
                                                          1,356,812     495,737
                                                        ----------- -----------
Total Assets........................................... $ 6,138,462 $ 6,087,674
                                                        =========== ===========

          See accompanying Notes to Consolidated Financial Statements.

                                    CONECTIV

                          CONSOLIDATED BALANCE SHEETS

                                                        As of December 31,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
                                                      (Dollars in Thousands)
CAPITALIZATION AND LIABILITIES
Current Liabilities
  Short-term debt.................................... $   579,688  $   376,061
  Long-term debt due within one year.................      48,937       80,822
  Variable rate demand bonds.........................     158,430      125,100
  Accounts payable...................................     307,764      240,775
  Taxes accrued......................................          --       41,299
  Interest accrued...................................      41,137       37,346
  Dividends payable..................................      27,545       47,743
  Deferred energy supply costs.......................      46,375       15,990
  Current capital lease obligation...................      28,715       28,314
  Above-market purchased energy contracts and other
   electric restructuring liabilities................      41,101           --
  Other..............................................      91,353       88,341
                                                      -----------  -----------
                                                        1,371,045    1,081,791
                                                      -----------  -----------
Deferred Credits and Other Liabilities
  Other postretirement benefits obligation...........      96,388      102,269
  Deferred income taxes, net.........................     730,987      862,179
  Deferred investment tax credits....................      74,431       79,525
  Regulatory liability for New Jersey income tax
   benefit...........................................      49,262           --
  Above-market purchased energy contracts and other
   electric restructuring liabilities................     119,704           --
  Deferred gain on termination of purchased energy
   contract..........................................      70,849           --
  Long-term capital lease obligation.................      30,395       36,603
  Other..............................................      47,447       50,701
                                                      -----------  -----------
                                                        1,219,463    1,131,277
                                                      -----------  -----------
Capitalization
  Common stock: $0.01 per share par value 150,000,000
   shares authorized; shares outstanding--86,173,169
   in 1999, and 100,516,768 in 1998..................         863        1,007
  Class A common stock: $0.01 per share par value;
   10,000,000 shares authorized; shares outstanding--
   5,742,315 in 1999, 6,560,612 in 1998..............          57           66
  Additional paid-in capital--common stock...........   1,085,060    1,462,675
  Additional paid-in capital--Class A common stock...      93,738      107,095
  Retained earnings (Accumulated deficit)............     (36,472)     276,939
                                                      -----------  -----------
                                                        1,143,246    1,847,782
  Treasury shares, at cost:
    167,514 shares in 1999; 185,030 shares in 1998...      (3,446)      (3,797)
  Unearned compensation..............................      (1,627)        (824)
                                                      -----------  -----------
    Total common stockholders' equity................   1,138,173    1,843,161
  Preferred stock of subsidiaries:
    Not subject to mandatory redemption..............      95,933       95,933
    Subject to mandatory redemption..................     188,950      188,950
  Long-term debt.....................................   2,124,898    1,746,562
                                                      -----------  -----------
                                                        3,547,954    3,874,606
                                                      -----------  -----------
  Commitments and Contingencies (Notes 21, 22 and 24)
                                                      -----------  -----------
Total Capitalization and Liabilities................. $ 6,138,462  $ 6,087,674
                                                      ===========  ===========

          See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

                                                             Additional
                                          Par Value        Paid-in Capital
                                      ------------------ --------------------    Retained
                           Common                Class A             Class A     Earnings             Unearned
                           Shares      Common    Common    Common     Common   (Accumulated Treasury  Compen-
                         Outstanding  Stock(1)    Stock    Stock      Stock      Deficit)    Stock     sation     Total
                         -----------  ---------  ------- ----------  --------  ------------ --------  --------  ----------
                                                           (Dollars in Thousands)
Balance as of December
 31, 1996..............   60,682,719  $ 136,765   $ --   $  508,300  $     --   $ 293,604   $ (2,138) $(1,618)  $  934,913
Net income.............                                                           101,218                          101,218
Cash dividends declared
 Common stock ($1.54
  per share)...........                                                           (94,065)                         (94,065)
Issuance of common
 stock
 DRIP(2)...............      965,655      2,173              15,485                                                 17,658
 LTIP(3)...............       76,553        172               1,288                                    (1,360)         100
 Other issuance........        2,741          6                  47                                                     53
Reacquired common
 stock.................     (517,406)                           230                           (9,549)   2,162       (7,157)
Amortization of
 unearned
 compensation..........                                       1,462                                       314        1,776
                         -----------  ---------   ----   ----------  --------   ---------   --------  -------   ----------
Balance as of December
 31, 1997..............   61,210,262    139,116     --      526,812        --     300,757    (11,687)    (502)     954,496
Net income.............                                                           153,201                          153,201
Cash dividends declared
 Common stock ($1.54
  per share)...........                                                          (155,302)                        (155,302)
 Class A common stock
  ($3.20 per share)....                                                           (20,994)                         (20,994)
Issuance of common
 stock
 Business
  acquisitions.........      488,473                                                           9,090                 9,090
 LTIP and CICP(4)......       78,381          7                (427)                           1,613   (1,130)          63
 Merger(5)(6)..........   45,924,284   (138,111)    66      946,804   107,095                                      915,854
Reacquired common
 stock.................     (598,862)        (5)            (10,947)                          (2,280)              (13,232)
Redemption of preferred
 stock.................                                         136                  (723)                            (587)
Incentive compensation
 Expense recognition...                                         309                                       263          572
 Forfeited common
  shares...............      (25,158)                           (12)                            (533)     545           --
                         -----------  ---------   ----   ----------  --------   ---------   --------  -------   ----------
Balance as of December
 31, 1998(6)...........  107,077,380      1,007     66    1,462,675   107,095     276,939     (3,797)    (824)   1,843,161
Net loss...............                                                          (198,140)                        (198,140)
Cash dividends declared
 Common stock ($1.045
  per share)...........                                                           (96,241)                         (96,241)
 Class A common stock
  ($3.20 per share)....                                                           (19,030)                         (19,030)
Issuance of common
 stock
 CICP(7)...............       95,676          1               1,475                              375   (1,783)          68
Reacquired common stock
 Tender Offer(8).......  (13,586,512)      (128)    (9)    (347,879)  (13,357)                                    (361,373)
 Common stock
  purchased............   (1,671,060)       (17)            (31,356)                             (24)              (31,397)
Incentive compensation
 expense...............                                         145                                       980        1,125
                         -----------  ---------   ----   ----------  --------   ---------   --------  -------   ----------
Balance as of December
 31, 1999(9)...........   91,915,484  $     863   $ 57   $1,085,060  $ 93,738   $ (36,472)  $ (3,446) $(1,627)  $1,138,173
                         ===========  =========   ====   ==========  ========   =========   ========  =======   ==========

-------
(1) There are 150,000,000 and 10,000,000 shares of Conectiv common stock and Conectiv Class A common stock, respectively, which are authorized. The common stock had a par value of $2.25 per share prior to the Merger and $0.01 per share after the Merger on March 1, 1998.
(2) Dividend Reinvestment and Common Share Purchase Plan (DRIP)--As of Decem-ber 31, 1999, 2,881,269 shares of Conectiv common stock remained available under Conectiv's registration statement filed with the Securities and Ex-change Commission for issuance of shares of Conectiv common stock through Conectiv's dividend reinvestment plan.
(3) Long-term Incentive Plan (LTIP) of Delmarva Power & Light Company (DPL)-- includes restricted common shares granted and stock options exercised.
(4) Includes restricted common shares granted and stock options exercised un-der DPL's LTIP and the Conectiv Incentive Compensation Plan (CICP)
(5) Conectiv common stock and Conectiv Class A common stock were issued to former Atlantic common stockholders, and Conectiv common stock was issued to former DPL common stockholders, pursuant to the Merger discussed in
    Note 4 to the Consolidated Financial Statements.
(6) Includes 6,560,612 shares of Conectiv Class A common stock; all other shares are Conectiv common stock.
(7) Includes restricted Conectiv common shares granted and stock options exer-cised under the CICP.
(8) Includes 12,768,215 shares of Conectiv common stock and 818,297 shares of Conectiv Class A common stock, and costs associated with the tender offer discussed in Note 16 to the Consolidated Financial Statements.
(9) Includes 86,173,169 shares of Conectiv common stock and 5,742,315 shares of Conectiv Class A common stock.

         See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

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

  DPL and ACE are public utilities which supply and deliver electricity to their customers. As discussed below, DPL also supplies and delivers natural gas to its customers. DPL and ACE supply electricity to customers with power purchased from other suppliers and electricity generated by their power plants. The transition to market pricing and terms of service for supplying electricity to customers in the regulated service areas of DPL and ACE began in 1999. DPL and ACE also supply electricity in markets which are not subject to price regulation. DPL and ACE deliver electricity within their service areas to approximately 955,000 customers through their respective transmission and distribution systems and also supply electricity to most of their elec-tricity delivery customers. DPL's regulated electric service area is located on the Delmarva Peninsula (Delaware and portions of Maryland and Virginia) and ACE's regulated service area is located in the southern one-third of New Jer-sey. On a combined basis, DPL's and ACE's regulated electric service areas en-compass about 8,700 square miles and have a population of approximately 2.0 million.

  DPL provides regulated gas service (supply and/or delivery) to approximately 107,300 customers located in a service territory that covers about 275 square miles with a population of approximately 0.5 million in northern Delaware. DPL also sells gas off-system and in markets which are not subject to price regu-lation.

  In December 1999, DPL and ACE filed an application with the Federal Energy Regulatory Commission (FERC) for approval of the transfer to other Conectiv subsidiaries of the electric generating plants remaining after the sale of certain electric generating plants (as discussed in Note 13 to the Consoli-dated Financial Statements). Through this planned divestiture, the principal businesses of DPL and ACE would be the transmission and distribution of ener-gy, as envisioned by legislation enacted during 1999 which restructured the electric utility industry in the service areas of DPL and ACE. The production of electricity would be conducted by the subsidiaries receiving the trans-ferred electric generating units. See Note 9 to the Consolidated Financial Statements for information concerning restructuring of the electric utility industry.

  "Other services," which are not subject to price regulation, are provided primarily by Conectiv's nonutility subsidiaries and, to a lesser extent, by DPL and ACE. The principal businesses of Conectiv's nonutility subsidiaries' which are included in revenues from "Other services" are as follows: heating, ventilation, and air conditioning (HVAC) construction and services; telecommu-nications, including local and long-distance phone services; construction and operation of thermal energy systems; power plant operations; leveraged leases; and sales of petroleum products. Revenues from marketing non-regulated elec-tricity and gas are included in "Electric" revenues and "Gas" revenues, re-spectively. Earnings from investments in energy-related technology growth com-panies which are accounted for on the equity method are included in "Other in-come."

Regulation of Utility Operations

  Certain aspects of Conectiv's utility businesses are subject to regulation by the Delaware and Maryland Public Service Commissions (DPSC and MPSC, re-spectively), the New Jersey Board of Public Utilities

(NJBPU), the Virginia State Corporation Commission (VSCC), and the FERC. Re-tail gas sales are subject to regulation by the DPSC. Excluding off-system sales not subject to price regulation, the percentage of electric and gas utility operating revenues regulated by each regulatory commission for the year ended December 31, 1999, was as follows: NJBPU, 46.3%; DPSC, 36.3%; MPSC, 13.2%; VSCC, 1.3%; and FERC, 2.9%.

  The electric delivery businesses of DPL and ACE and the retail gas business of DPL are subject to the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regu-lation" (SFAS No. 71). As discussed below, prior to the third quarter of 1999, the electricity supply businesses of DPL and ACE were subject to the require-ments of SFAS No. 71. Regulatory commissions occasionally provide for future recovery from customers of current period expenses. When this happens, the ex-penses are deferred as regulatory assets and subsequently recognized in the Consolidated Statements of Income during the period the expenses are recovered from customers. Similarly, regulatory liabilities may also be created due to the economic impact of regulatory commissions' actions.

  In the latter half of 1999, as discussed in Note 9 to the Consolidated Fi-nancial Statements, the NJBPU issued a Summary Order to ACE, and the DPSC and MPSC issued orders to DPL, concerning restructuring the electricity supply businesses of ACE and DPL, respectively. These orders were issued pursuant to the New Jersey, Delaware, and Maryland electric restructuring legislation en-acted earlier in 1999. Based on these orders, ACE and DPL determined that the requirements of SFAS No. 71 no longer applied to their electricity supply businesses in the third quarter of 1999. As a result, ACE and DPL discontinued applying SFAS No. 71 to their electricity supply businesses and applied the requirements of SFAS No. 101, "Regulated Enterprises--Accounting for the Dis-continuation of Application of FASB Statement No. 71" (SFAS No. 101) and Emerging Issues Task Force (EITF) Issue No. 97-4, "Deregulation of the Pricing of Electricity--Issues Related to the Application of FASB Statements No. 71 and No. 101" (EITF 97-4). For information concerning the extraordinary charge to earnings which resulted from applying the requirements of SFAS No. 101 and EITF 97-4, refer to Note 6 to the Consolidated Financial Statements.

  Refer to Note 15 to the Consolidated Financial Statements for information about regulatory assets arising from the financial effects of rate regulation.

Financial Statement Presentation

  The consolidated financial statements include the accounts of Conectiv and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

  Ownership interests of 20% or more in entities not controlled by Conectiv are accounted for on the equity method of accounting. Investments in entities accounted for on the equity method are included in "Other investments" on the Consolidated Balance Sheets. Earnings from equity method investees are in-cluded in "Other income" in the Consolidated Statements of Income. Ownership interests of less than 20% in other entities are accounted for on the cost method of accounting.

  Certain reclassifications of prior period data have been made to conform with the current presentation.

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

Revenue Recognition

  DPL and ACE accrue revenues for electric and gas service rendered from the last meter reading to the month-end which has not yet been billed to custom-ers. Similarly, revenues from "Other services" are recognized when services are performed or products are delivered.

Energy Supply Costs

  Under "energy adjustment clauses" prior to deregulation of electricity sup-ply, regulated electric customer rates were subject to adjustment for differ-ences between energy costs incurred in supplying regulated customers and amounts billed to customers for recovery of such costs. As a result, the amount recognized in the Consolidated Statements of Income for energy costs incurred in supplying electricity to regulated customers was adjusted to match the amounts billed to ACE's and DPL's regulated customers. An asset was re-corded for under-collections from customers and a liability was recorded for over-collections from customers. Effective August 1, 1999 for ACE, and October 1, 1999 for DPL, the accounting for energy costs associated with supplying electricity changed as discussed below.

  The DPSC and MPSC electric restructuring orders discussed in Note 9 to the Consolidated Financial Statements did not provide a rate adjustment mechanism for any under-recovery or over-recovery of energy costs after the start of customer choice (October 1, 1999 in Delaware and July 1, 2000 in Maryland). Thus, effective October 1, 1999 for DPL's Delaware electricity supply business (July 1, 2000 for DPL's Maryland electricity supply business), the practice of deferring the difference between the amount collected in revenues for energy costs and the amount of actual energy costs incurred was ended. As a result, differences between DPL's energy revenues and expenses will affect earnings and earnings volatility may increase.

  As discussed under "Shopping Credits and Basic Generation Service" in Note 9 to the Consolidated Financial Statements, the electric restructuring order is-sued by the NJBPU to ACE provides for recovery through customer rates of en-ergy and other costs of supplying customers who do not choose an alternative electricity supplier. Effective August 1, 1999, in recognition of these cost-based, rate-recovery mechanisms, ACE adjusts revenues from customer billings to the amount of the related costs incurred, including an allowed return on electric generating plants.

  The amount recognized in the Consolidated Statement of Income for the cost of gas purchased to supply DPL's regulated gas customers is adjusted to cus-tomer billings for such costs since customer rates are periodically adjusted to reflect amounts actually paid by DPL for purchased gas.

Nuclear Fuel

  The ownership interests of DPL and ACE in nuclear fuel at the Peach Bottom Atomic Power Station (Peach Bottom) and the Salem Nuclear Generating Station (Salem), and ACE's ownership interest in nuclear fuel at the Hope Creek Nu-clear Generating Station (Hope Creek), are financed through contracts ac-counted for as capital leases. Nuclear fuel costs, including a provision for the future disposal of spent nuclear fuel, are charged to fuel expense on a unit-of-production basis.

Energy Trading and Risk Management Activities

  In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Defer-ral of the Effective Date of FASB Statement No. 133," which delays the re-quired implementation date for SFAS No. 133, "Accounting for Derivative In-struments and Hedging Activities," until all fiscal quarters of all fiscal years beginning after June 15, 2000. Reporting entities may elect to adopt SFAS No. 133 prior to the required implementation date. SFAS No. 133 estab-lishes accounting and reporting standards for derivative instruments and for hedging activities. Conectiv has not yet adopted SFAS No. 133 and currently cannot determine the effect that SFAS No. 133 will have on its financial statements.

  On January 1, 1999, Conectiv adopted the EITF consensus EITF 98-10, "Ac-counting for Contracts Involved in Energy Trading and Risk Management Activi-ties" under which contracts (including derivative financial instruments) en-tered into in connection with energy trading activities are marked to market, with gains and losses (unrealized and realized) included in earnings. Imple-mentation of EITF 98-10 did not have a material impact on net income. In 1997 and 1998 (prior to implementation of EITF 98-10), certain energy trading transactions were accounted for with "hedge accounting," as discussed below.

  Conectiv uses futures, options and swap agreements to hedge firm commitments or anticipated transactions of energy commodities and also creates net open energy commodity positions. Under hedge accounting, a derivative, at its in-ception and on an ongoing basis, is expected to substantially offset adverse price movements in the firm commitment or anticipated transaction that it is hedging. Gains and losses related to qualifying hedges are deferred and are recognized in operating results when the underlying transaction occurs. If, subsequent to being hedged, underlying transactions are no longer likely to occur or the hedge is no longer effective, the gains or losses on the related derivatives are recognized currently in operating results. Gains and losses from hedges of the cost of energy sold are reflected within the Consolidated Statements of Income as "Electric fuel and purchased power" or "Gas pur-chased," as appropriate for the hedged transaction. Gains and losses on hedges of the selling price of generated electricity are recognized in revenues.

  Premiums paid for options are included as current assets in the consolidated balance sheet until they are exercised or expire. Margin requirements for futures contracts are also recorded as current assets. Under hedge accounting, unrealized gains and losses on all futures contracts are deferred on the con-solidated balance sheet as either current assets or deferred credits.

  The cash flows from derivatives are included in the cash flows from opera-tions section of the cash flow statement.

Depreciation Expense

  The annual provision for depreciation on utility property is computed on the straight-line basis using composite rates by classes of depreciable property. Accumulated depreciation is charged with the cost of depreciable property re-tired, including removal costs less salvage and other recoveries. The rela-tionship of the annual provision for depreciation for financial accounting purposes to average depreciable property was 3.5% for 1999, 3.8% for 1998, and 3.7% for 1997. Depreciation expense includes a provision for Conectiv's share of the estimated cost of decommissioning nuclear power plant reactors based on amounts billed to customers for such costs. Refer to Note 14 to the Consoli-dated Financial Statements for additional information on nuclear decommissioning.

  Nonutility property is generally depreciated on a straight-line basis over the useful lives of the assets.

Income Taxes

  The consolidated financial statements include two categories of income tax-es--current and deferred. Current income taxes represent the amounts of tax expected to be reported on Conectiv's federal and state income tax returns. Deferred income taxes are discussed below.

  Deferred income tax assets and liabilities represent the tax effects of tem-porary differences between the financial statement and tax bases of existing assets and liabilities and are measured using presently enacted tax rates. The portion of Conectiv's deferred tax liability applicable to the utility opera-tions of DPL and ACE that has not been recovered from utility customers repre-sents income taxes recoverable in the future and is shown on the Consolidated Balance Sheets as "Deferred recoverable income taxes." Deferred recoverable income taxes decreased to $93.9 million as of December 31, 1999, from $184.4 million as of December 31, 1998, primarily due to deregulation of the elec-tricity supply businesses of DPL and ACE in 1999.

  Deferred income tax expense generally represents the net change during the reporting period in the net deferred tax liability and deferred recoverable income taxes.

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

Deferred Debt Refinancing Costs

  Prior to the third quarter of 1999, the costs of refinancing debt of the utility businesses of DPL and ACE were deferred and amortized over the period during which the costs are recovered in rates, which is generally the life of the new debt. In the third quarter of 1999, the deferred costs associated with previously refinanced debt attributed to the electric generation businesses of DPL and ACE were written-off and charged to earnings, net of anticipated rate recovery. Any costs incurred in the future for refinancing debt attributed to the electric generation business for which rate recovery is not provided will be accounted for in accordance with SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which requires such costs to be expensed.

License Fees

  License fees represent the unamortized balance of amounts previously paid by the predecessor to Conectiv Thermal Systems, Inc. (a Conectiv subsidiary) for the right to operate heating and cooling systems of certain hotel casinos in Atlantic City, New Jersey, over a 20-year period. These fees are classified as License Fees on the balance sheet and are being amortized over 20 years.

Interest Expense

  The amortization of debt discount, premium, and expense, including deferred refinancing expenses associated with the regulated electric and gas transmis-sion and distribution businesses, is included in interest expense.

Utility Plant

  As discussed in Note 6 to the Consolidated Financial Statements, utility plant which became impaired as a result of deregulation of the electric util-ity industry is stated at fair value. The estimated fair values were based on amounts included in agreements for the sale of certain electric generating plants of DPL and ACE, as discussed in Note 13 to the Consolidated Financial Statements. Utility plant which is not impaired is stated at original cost.

  Utility plant is generally subject to a first mortgage lien.

Allowance for Funds Used During Construction

  Allowance for Funds Used During Construction (AFUDC) is included in the cost of regulated transmission and distribution utility plant and represents the cost of borrowed and equity funds used to finance construction. In the Consol-idated Statements of Income, the borrowed funds component of AFUDC is reported as a reduction of interest expense and the equity funds component of AFUDC is reported as other income. AFUDC was capitalized on utility plant construction at the rates of 8.6% in 1999, 8.8% in 1998, and 7.5% in 1997.

  Effective in the third quarter of 1999, the cost of financing the construc-tion of electric generation plant is capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost."

Stock-based Employee Compensation

  Refer to Note 16 to the Consolidated Financial Statements for Conectiv's ac-counting policy on stock-based employee compensation.

Cash Equivalents

  In the consolidated financial statements, Conectiv considers highly liquid marketable securities and debt instruments purchased with a maturity of three months or less to be cash equivalents.

Goodwill

  Conectiv amortizes goodwill arising from business acquisitions over the shorter of the estimated useful life or 40 years.

Leveraged Leases

  Conectiv's investment in leveraged leases includes the aggregate of rentals receivable (net of principal and interest on nonrecourse indebtedness) and es-timated residual values of the leased equipment less unearned and deferred in-come (including investment tax credits). Unearned and deferred income is rec-ognized at a level rate of return during the periods in which the net invest-ment is positive. Refer to Note 22 to the Consolidated Financial Statements for additional information on leveraged leases.

Funds Held By Trustee

  Funds held by trustee are stated at fair market value and primarily include deposits in Conectiv's external nuclear decommissioning trusts and unexpended, restricted, tax-exempt bond proceeds. Changes in the fair market value of the trust funds are also reflected in the accrued liability for nuclear decommissioning which is included in accumulated depreciation.

Earnings Per Share

  Earnings per share has been computed in accordance with SFAS No. 128, "Earn-ings Per Share." Under SFAS No. 128, basic earnings per share are computed based on earnings applicable to common stock divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed based on earnings applicable to common stock divided by the weighted average number of shares of common stock outstanding during the pe-riod after giving effect to securities considered to be dilutive common stock equivalents. The effect of dilutive common stock equivalents was not signifi-cant, and thus, for 1999, 1998, and 1997, Conectiv's basic and diluted earn-ings per share were the same amounts.

NOTE 2. SUPPLEMENTAL CASH FLOW INFORMATION

  See the Consolidated Statement of Changes in Common Stockholders' Equity and
Note 4 to the Consolidated Financial Statements for information concerning the issuance of Conectiv common stock and Conectiv Class A common stock in ex-change for DPL and Atlantic common stock pursuant to the Merger in March 1998.

Cash Paid During the Year

                                                        1999     1998    1997
                                                      -------- -------- -------
                                                       (Dollars in Thousands)
Interest, net of capitalized amounts................. $164,370 $142,503 $73,211
Income taxes, net of refunds......................... $111,667 $107,755 $53,550

NOTE 3. INCOME TAXES

  Conectiv files a consolidated federal income tax return which includes its wholly-owned subsidiaries. Income taxes are allocated to Conectiv's subsidiar-ies based upon the taxable income or loss of each subsidiary.

Components of Consolidated Income Tax Expense

                                                     1999       1998     1997
                                                   ---------  --------  -------
                                                     (Dollars in Thousands)
Operations
Federal: Current.................................. $  44,468  $ 80,408  $58,737
         Deferred.................................    36,088     7,387    6,589
State:   Current..................................    21,690    24,791    8,810
         Deferred.................................     8,664    (2,767)     579
Investment tax credit adjustments, net............    (5,094)   (4,002)  (2,560)
                                                   ---------  --------  -------
                                                     105,816   105,817   72,155
                                                   ---------  --------  -------
Extraordinary Item
Federal: Deferred.................................  (155,702)       --       --
State:   Deferred.................................   (32,552)       --       --
                                                   ---------  --------  -------
                                                    (188,254)       --       --
                                                   ---------  --------  -------
Total Income Tax Expense.......................... $ (82,438) $105,817  $72,155
                                                   =========  ========  =======

Reconciliation of Effective Income Tax Rate

  The amount computed by multiplying "Income before income taxes and extraor-dinary item" by the federal statutory rate is reconciled below to income tax expense on operations (which excludes amounts applicable to the extraordinary item).

                                        1999            1998            1997
                                    --------------  --------------  -------------
                                     Amount   Rate   Amount   Rate  Amount   Rate
                                    --------  ----  --------  ----  -------  ----
                                             (Dollars in Thousands)
Statutory federal income tax
 expense........................... $ 76,788   35%  $ 90,656   35%  $60,081   35%
Increase (decrease) due to:
  State income taxes, net of
   federal tax benefit.............   19,730    9     14,316    6     6,102    4
  Depreciation.....................    5,915    3      5,047    2     3,569    2
  Non-deductible goodwill..........    9,536    4      2,188    1        --   --
  Investment tax credit
   amortization....................   (5,094)  (2)    (4,002)  (2)   (2,560)  (2)
  Other, net.......................   (1,059)  (1)    (2,388)  (1)    4,963    3
                                    --------  ---   --------  ---   -------  ---
Total income tax expense for
 operations........................ $105,816   48%  $105,817   41%  $72,155   42%
                                    ========  ===   ========  ===   =======  ===

Components of Deferred Income Taxes

  The tax effects of temporary differences that give rise to Conectiv's net deferred tax liability are shown below.

                                                           As of December 31,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
                                                               (Dollars in
                                                               Thousands)
   Deferred Tax Liabilities
     Plant basis differences............................. $  636,762 $  692,780
     Leveraged leases....................................     87,669    116,481
     Deferred recoverable income taxes...................     46,215     72,448
     Termination of purchased energy contract............     65,487         --
     Other...............................................    134,368    132,747
                                                          ---------- ----------
     Total deferred tax liabilities......................    970,501  1,014,456
                                                          ---------- ----------
   Deferred Tax Assets
     Deferred investment tax credits.....................     32,895     36,494
     Other...............................................    231,794    136,579
                                                          ---------- ----------
     Total deferred tax assets...........................    264,689    173,073
                                                          ---------- ----------
   Total deferred taxes, net............................. $  705,812 $  841,383
                                                          ========== ==========

  Valuation allowances for deferred tax assets were not material as of Decem-ber 31, 1999 and 1998.

  Effective January 1, 1998, New Jersey eliminated the Gross Receipts and Franchise Tax paid by electric, natural gas and telecommunication public util-ities. Utilities were subject to the state's corporate business tax beginning in 1998. In addition, the state's existing sales and use tax was expanded to include retail sales of electricity and gas. A transitional energy facility assessment tax (TEFA) is being applied for a limited time to electric and nat-ural gas utilities and is being phased out over a five-year period which began January 1, 1999. When fully implemented, this will reduce ACE's effective state tax rate from 13% to approximately 7%. Savings from these changes in New Jersey tax law will be passed through to ACE's customers.

NOTE 4. MERGER

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

  In accordance with the terms of the Merger, DPL common stockholders received one share of Conectiv common stock in exchange for each share of DPL common stock, and Atlantic common stockholders received 0.75 of one share of Conectiv common stock and 0.125 of one share of Conectiv Class A common stock in ex-change for each share of Atlantic common stock. Atlantic stockholders and DPL stockholders received 39,363,672 and 61,832,699 shares of Conectiv common stock, respectively. Atlantic stockholders received 6,560,612 shares of Conectiv Class A common stock. See Note 17 to the Consolidated Financial Statements for information concerning Conectiv Class A common stock and the apportionment of earnings between Conectiv Class A common stock and Conectiv common stock.

  The Merger was accounted for under the purchase method of accounting, with DPL as the acquirer. In connection with the Merger, $289.0 million of goodwill was recorded, which is being amortized over 40 years. The results of opera-tions for ACE and the formerly Atlantic-owned nonutility subsidiaries from March 1, 1998 and thereafter are included in the Consolidated Statements of Income. The amount of goodwill from the Merger amortized to expense was $7.1 million, or $0.08 per common share, in 1999, and $6.2 million, or $0.07 per common share, in 1998.

NOTE 5. SPECIAL CHARGES

  Conectiv's operating results for 1999 include "Special charges" of $105.6 million before taxes ($71.6 million after taxes), which were recorded in the third quarter. The special charges decreased 1999 earnings per Conectiv common share by $0.75 and earnings per Conectiv Class A common share by $0.30. The items included in the 1999 special charges are discussed below.

  (a) Declines in the estimated residual values of the airplanes and cargo container-ships leased by certain Conectiv subsidiaries to third par-ties under leveraged leases resulted in a write-down of the investments in leveraged leases by $43.7 million before taxes ($26.7 million after taxes).

  (b) Approximately $10.9 million before taxes ($6.5 million after taxes) was accrued for 160 planned employee separations (80 of which have oc-curred) expected within the next year in conjunction with a cost reduc-tion and productivity program.

  (c) Lower actual operating cash flows than initially expected when certain HVAC businesses were acquired caused the net book value of the HVAC businesses to be impaired, based on SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Dis-posed Of" (SFAS No. 121). SFAS No. 121 requires that goodwill associ-ated with impaired assets purchased in a business combination be elimi-nated before reducing the carrying amounts of the other long-lived as-sets of the purchased business. As a result, the goodwill associated with the HVAC businesses was written-down by $35.6 million before taxes ($29.1 million after taxes).

  (d) Charges for additional costs related to the Merger, impairments of cer-tain other assets, and other items were $15.4 million before taxes ($9.3 million after taxes).

  Conectiv's operating results for 1998 include "Special charges" of $27.7 million before taxes ($16.8 million after taxes, or $0.18 per Conectiv common share) for the cost of DPL employee separations associated with the Merger-re-lated workforce reduction and other Merger-related costs. The $27.7 million pre-tax charge includes a net $45.5 million gain from curtailments and settle-ments of pension and other postretirement benefits. The 1998 employee separa-tion, relocation, and other Merger-related costs for Atlantic and its former subsidiaries of $80.8 million before taxes, or $48.3 million after taxes, were capitalized as costs of the Merger.

NOTE 6. EXTRAORDINARY ITEM

  As discussed in Note 1 to the Consolidated Financial Statements, as a result of electric utility restructuring orders, DPL and ACE discontinued applying SFAS No. 71 to their electricity supply businesses in the third quarter of 1999 and applied the requirements of SFAS No. 101 and EITF 97-4. Pursuant to the requirements of SFAS No. 101 and EITF 97-4, DPL and ACE recorded extraor-dinary charges which, on a consolidated basis, reduced earnings by $311.7 mil-lion, after $188.3 million of income taxes. The portion of the extraordinary charge related to impaired assets was determined in accordance with SFAS No.
121. The extraordinary charge primarily resulted from impaired electric gener-ating plants and certain other assets, uneconomic energy contracts, and other effects of deregulation requiring loss recognition. The impairment amount for electric generating plants was determined based on expected proceeds under agreements for the sale of the electric generating plants, which are discussed in Note 13 to the Consolidated Financial Statements. The extraordinary charge was decreased by the regulatory asset established for the amount of stranded costs expected to be recovered through regulated electricity delivery rates.

  As discussed in Note 9 to the Consolidated Financial Statements, ACE's por-tion of the extraordinary charge was based on the NJBPU's Summary Order and the NJBPU is to issue a more detailed order at a later date. If the NJBPU's final detailed order were to differ materially from the Summary Order, then the extraordinary charge could change.

  The details of the extraordinary charge are shown in the following table.

                                                 Consolidated
    Items Included in Extraordinary Charge         Conectiv     DPL      ACE
    --------------------------------------       ------------ -------  -------
                                                    (Dollars in millions)
(a) The net book value of certain electric
    generating stations (the nuclear plants and
    certain fossil-fuel plants) and other
    electric plant-related assets including
    inventories were written-down due to
    impairment.................................    $(915.4)   $(253.3) $(662.1)

(b) The net present value of water-supply
    capacity from the Merrill Creek Reservoir
    in excess of the electric generating
    plants' requirements was expensed..........      (45.3)     (41.9)    (3.4)

(c) The net present value of expected losses
    under uneconomic energy contracts,
    primarily for the purchase of electricity
    and gas at above-market prices, was
    expensed...................................     (100.3)     (99.0)    (1.3)

(d) Generation-related regulatory assets and
    certain other utility assets impaired from
    deregulation were written-off. Also,
    various liabilities resulting from
    deregulation were recorded.................     (252.5)     (51.5)  (201.0)
(e) Regulatory assets were established for the
    amount of stranded costs expected to be
    recovered through regulated electricity
    delivery rates.............................      813.5       44.3    769.2
                                                   -------    -------  -------
Total pre-tax extraordinary charge.............     (500.0)    (401.4)   (98.6)

Income tax benefit.............................      188.3      147.8     40.5
                                                   -------    -------  -------
Total extraordinary charge, net of income
   taxes.......................................    $(311.7)   $(253.6) $ (58.1)
                                                   =======    =======  =======


NOTE 7. INVESTMENT INCOME

Enertech Capital Partners, L.P.

  An indirect Conectiv subsidiary holds a limited partner interest in Enertech Capital Partners, L.P. (Enertech). Enertech is a venture capital fund that in-vests in energy-related technology and Internet service companies. Enertech records its investments at fair value and includes gains and losses on changes in the fair value of its investments in income in accordance with industry practice. Conectiv's subsidiary accounts for its investment in Enertech on the equity method of accounting. Conectiv's equity in earnings of Enertech was $42.1 million ($24.9 million after-income taxes or $0.27 per common share) in 1999. The pre-tax earnings are reported as "Other income" in the Consolidated Statement of Income. Conectiv's equity in earnings of Enertech was not signif-icant in 1998. Due to the nature of Enertech's investments, its earnings may be volatile from period to period.

  The carrying amount of Conectiv's subsidiary's investment in Enertech was $26.6 million as of December 31, 1999 and $15.9 million as of December 31, 1998. In 1999, Conectiv's subsidiary received $45 million of cash distribu-tions from Enertech. In 1998, no cash distributions were received.

  Summarized financial information for Enertech (in its entirety) is presented below for the periods in which Enertech is included in Conectiv's Consolidated Financial Statements. Conectiv's subsidiary owns a partial interest in Enertech.

                                                       Year Ended December 31,
                                                       -----------------------
      Income Statement Information                        1999        1998
      ----------------------------                     ----------- -----------
                                                       (Dollars in Thousands)
      Operating Revenues(a)........................... $    60,272 $    (2,161)
      Income (Loss) Before Taxes...................... $    58,500 $    (3,743)
     --------
     (a)Includes the net change in investment valuation.

                                                         As of December 31,
                                                       -----------------------
      Balance Sheet Information                           1999        1998
      -------------------------                        ----------- -----------
                                                       (Dollars in Thousands)
      Current assets.................................. $     6,347 $     2,251
      Noncurrent assets...............................      38,701      18,165
                                                       ----------- -----------
      Total assets.................................... $    45,048 $    20,416
                                                       =========== ===========
      Current liabilities............................. $     7,006 $     1,794
      Partners' capital...............................      38,042      18,622
                                                       ----------- -----------
      Total capitalization and liabilities............ $    45,048 $    20,416
                                                       =========== ===========

Pine Grove Landfill

  In the fourth quarter of 1997, a subsidiary of DPL sold the Pine Grove Land-fill and a related waste-hauling company. Pre-tax proceeds received from the sale were $34.2 million ($33.4 million net of cash sold), resulting in a pre-tax gain of $22.9 million ($13.7 million after income taxes or $0.22 per com-mon share).

Other

  See Note 8 to the Consolidated Financial Statements for additional informa-tion concerning investment income.

NOTE 8. SUMMARIZED FINANCIAL INFORMATION OF ENTITIES NOT CONSOLIDATED

  Summarized financial information for unconsolidated entities accounted for on the equity method (excluding Enertech, which is shown in Note 7 to the Con-solidated Financial Statements) is presented below for the periods the uncon-solidated entities are included in Conectiv's Consolidated Financial State-ments. The amounts presented below are primarily attributed to unconsolidated electric co-generation projects and are for the unconsolidated entities in their entirety.

                                                        Year Ended December 31,
                                                        -----------------------
   Income Statement Information                          1999    1998    1997
   ----------------------------                         ------- ------- -------
                                                        (Dollars in Thousands)
   Operating Revenues.................................. $98,507 $99,208 $47,196
   Income Before Taxes................................. $15,932 $50,077 $14,873

                                                               As of December
                                                                     31,
                                                              -----------------
   Balance Sheet Information                                    1999     1998
   -------------------------                                  -------- --------
                                                                 (Dollars in
                                                                 Thousands)
   Current assets............................................ $ 77,404 $116,144
   Noncurrent assets.........................................  225,860  235,176
                                                              -------- --------
   Total assets.............................................. $303,264 $351,320
                                                              ======== ========
   Current liabilities....................................... $ 17,125 $ 24,195
   Noncurrent liabilities....................................  147,443  197,031
   Partners' capital.........................................  138,696  130,094
                                                              -------- --------
   Total capitalization and liabilities...................... $303,264 $351,320
                                                              ======== ========

  The carrying amount of Conectiv's subsidiaries' investments in these enti-ties was $60.4 million as of December 31, 1999 and $62.4 million as of Decem-ber 31, 1998. Conectiv's subsidiaries' equity in earnings of these entities was $6.4 million in 1999, $22.2 million in 1998, and $9.1 million in 1997. These amounts are included in "Other Income" in the Consolidated Statements of Income. Conectiv's subsidiaries received cash distributions from these enti-ties of $86.4 million in 1999, which includes the $82.2 million distribution related to the purchased power contract termination discussed in Note 10 to the Consolidated Financial Statements, and $22.2 million in 1998. In 1997, distributions from equity method investees were insignificant.

NOTE 9. RATE MATTERS

Electric Utility Industry Restructuring

New Jersey Electric Utility Industry Restructuring

  On February 9, 1999, New Jersey enacted the Electric Discount and Energy Competition Act (the New Jersey Act) which, among other things, provided cus-tomers of New Jersey electric utilities with a choice of electricity suppliers beginning August 1, 1999. Pursuant to the New Jersey Act, on July 15, 1999, the NJBPU issued a Summary Order to ACE concerning stranded costs, unbundled rates, and other matters related to restructuring. The NJBPU stated that a more detailed order would be issued at a later date. Management expects the NJBPU's final order to be issued after appeals related to the NJBPU's final order on restructuring the electric supply business of Public Service Electric and Gas Company are resolved. The outcome of these appeals could potentially affect the NJBPU's final order for ACE. The key provisions of the Summary Or-der are discussed below.

Rate Decreases

  In its Summary Order, the NJBPU directed ACE to implement a five percent ag-gregate rate reduction effective August 1, 1999. ACE also must implement at least an additional two percent rate reduction by January 1, 2001. By August 1, 2002, rates must be reduced by ten percent from the rates which were in ef-fect as of April 30, 1997. Management estimates that the initial rate reduc-tion effective August 1, 1999, will reduce revenues by approximately $50 mil-lion (on an annualized basis, assuming fiscal year 1998 sales and revenues). Since an estimated $25 million of the revenue reduction resulted from the en-ergy component of ACE's regulated revenues previously exceeding related energy costs, this portion of the revenue reduction should not affect earnings.

Stranded Cost Recovery and Securitization

  The Summary Order provides that ACE may divest its nuclear and fossil fuel baseload units and transfer the remaining generating units to a nonutility af-filiated company at net book value. The NJBPU determined that ACE will have the opportunity to recover 100% of the net stranded costs related to certain generation units to be divested and the stranded costs associated with power purchased from nonutility generators (NUGs), subject to further NJBPU proceedings. The Summary Order also permits securitization of stranded costs. Securitization is expected to occur through a special purpose entity which will issue bonds secured by the right to collect stranded costs from customers. The Summary Order allows securitization of (a) 100% of the net stranded costs of certain generation units to be divested, over a period not to exceed 15 years, and (b) 100% of the costs to effect potential NUG contract buyouts or buydowns, over a period not to exceed the remaining term of the re-structured contracts. The Summary Order provides for stranded costs, net of taxes, to be collected from customers through a transition bond charge over the securitization term. The Summary Order also provides for customers' rates to include a separate market transition charge for recovery of the income tax expense associated with the revenues from stranded cost recovery.

  As of December 31, 1999, the balance for ACE's pre-tax recoverable stranded costs was $988.3 million, which includes the stranded costs estimated and re-corded as a result of discontinuing the application of SFAS No. 71 (as dis-cussed in Note 6 to the Consolidated Financial Statements) and the $228.5 mil-lion payment to terminate a NUG contract (as discussed in Note 10 to the Con-solidated Financial Statements). ACE's amount of recoverable stranded costs remains subject to adjustment based on the actual gains and losses realized on the sale of certain electric generating plants, additional buyouts or buydowns of NUG contracts, the NJBPU's final restructuring order, and the final amount determined to be recoverable through customer rates under the New Jersey Act.

Shopping Credits and Basic Generation Service

  The Summary Order established minimum initial shopping credits for customers who choose an alternative electric supplier, from a system average 5.27 cents per kilowatt-hour (kWh), effective August 1, 1999, to a system average of 5.48 cents per kWh in 2003. These shopping credits include transmission costs and charges by ACE for Basic Generation Service (BGS) to be provided to retail customers who do not choose another electricity supplier. ACE is obligated to provide BGS through July 31, 2002; thereafter, the BGS supplier will be deter-mined each year based on a competitive bidding process. In accordance with the Summary Order, ACE will supply the BGS load requirement with power purchased under its NUG contracts and the output generated by certain units to be di-vested (prior to divestiture of the units). ACE will purchase power through a competitive bidding process for any BGS supply requirement greater than the output from certain generation units to be divested and power purchased from NUGs.

  The Summary Order established the rates charged to ACE's BGS customers for such service, which include a component for the market-value of power pur-chased from NUGs. The above-market portion of the cost of NUG power is to be collected through a non-bypassable Net NUG Charge included in regulated elec-tricity delivery rates, over the remaining term of the NUG contracts. The above market portion of the costs of certain of ACE's power plants is being recovered through a Market Transition Charge, included in regulated electric-ity delivery rates. The NJBPU's Summary Order also provided that ACE's regula-tory liability for over-recovered energy supply costs as of July 31, 1999 would be offset by any subsequent under-recoveries of BGS and certain other costs. Due to under-recoveries of such costs from August 1, 1999 to December 31, 1999, ACE reduced its liability for over-recovered energy supply costs by $17.2 million and recognized a like amount of revenue. Similarly, any over-re-coveries will increase the regulatory liability. Customer rates are to be ad-justed for any deferred balance remaining after the initial four-year transi-tion period which began August 1, 1999.

Code of Conduct

  The NJBPU is presently considering Code of Conduct issues concerning the re-lationship between regulated and non-regulated activities.

Delaware Electric Utility Industry Restructuring

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

Implementation Dates

  The DPSC approved implementation dates for retail customer choice of elec-tric suppliers of October 1, 1999 for customers with a peak monthly load of 1,000 kilowatts (kW) or more; January 15, 2000 for customers with a peak monthly load of 300 kW or more; and October 1, 2000 for other customers.

Rate Decrease

  The DPSC approved DPL's proposed rate structure which provides for a 7.5% decrease in DPL's Delaware residential electric rates, effective October 1, 1999, with those rates held constant from October 1, 1999 to September 30, 2003. Also, non-residential rates are to be held constant from October 1, 1999 to September 30, 2002. Management estimates that the initial 7.5% residential rate reduction effective October 1, 1999, will reduce revenues by approxi-mately $17.5 million (on an annualized basis, assuming fiscal year 1998 sales and revenues).

Sale of Electric Generating Plants

  The Delaware Act permits DPL to sell, transfer, or otherwise divest its electric generating plants without DPSC approval after October 1, 1999. The DPSC's order effectively provides that electric rates will remain unchanged as a result of such divestiture. See Note 13 to the Consolidated Financial State-ments for related information concerning the expected sales of electric gener-ating plants.

Stranded Cost Recovery

  The rate structure approved by the DPSC also provides for DPL's recovery of stranded costs, $16 million net of taxes, or $31 million before taxes, through a Competitive Transition Charge billed to non-residential customers from Octo-ber 1, 1999 to September 30, 2002.

Shopping Credits

  The system-average customer shopping credits, which include the costs of electricity supply, transmission, and ancillary services, are 4.736 cents per kWh for the year beginning October 1, 1999, 4.738 cents per kWh for the year beginning October 1, 2000, and 4.740 cents per kWh for the year beginning Oc-tober 1, 2001.

Default Service for Electricity Supply

  The Delaware Act makes DPL the provider of default service to customers who do not choose an alternative electricity supplier for a period of 3 or 4 years (transition period) for non-residential and residential customers, respective-ly. Thereafter, the DPSC may conduct a bidding process to select the default supplier for such customers. During the transition period, the energy compo-nent of customers' rates for default service will be set at DPL's average en-ergy cost per kWh for the twelve months ended September 30, 1999.

  The DPSC order permits customers with demand below 300 kW to choose an al-ternative electric supplier and to switch back to DPL's default service with-out any time restrictions or price differential. Customers with demand above 300 kW who choose an alternative supplier and switch back to DPL's default service must either, at the customer's option, return to DPL's default service for a minimum of 12 months or pay market prices.

Code of Conduct

  The DPSC ruled that the existing Code of Conduct will remain in place, con-ditioned upon the requirement that a revised code be proposed and, if neces-sary, litigated. As requested by the DPSC, DPL filed a new Cost Accounting Manual and Code of Conduct in November 1999.

Maryland Electric Utility Industry Restructuring

  On April 8, 1999, Maryland enacted the Electric Customer Choice and Competi-tion Act of 1999 (the Maryland Act), which provided for customer choice of electricity suppliers, customer rate decreases, and other matters concerning restructuring the electric utility industry in Maryland. On May 5, 1999, DPL submitted to the MPSC a proposed settlement agreement (subsequently supple-mented) for implementing the provisions of the Maryland Act in DPL's Maryland service area. On October 8, 1999 the MPSC issued an order to DPL which ap-proved the settlement agreement. The key elements of the approved settlement agreement are discussed below.

Implementation Date

  Effective July 1, 2000, all of DPL's Maryland-retail customers will be eli-gible to select an alternative electricity supplier.

Rate Decrease

  The MPSC approved a 7.5% decrease in DPL's Maryland residential electric rates, effective July 1, 2000, with those rates held constant from July 1, 2000 to June 30, 2004. Also, non-residential rates are to be held constant from July 1, 2000 to June 30, 2003. Management estimates that the initial 7.5% residential rate reduction effective July 1, 2000, will reduce revenues by ap-proximately $12.5 million (on an annualized basis, assuming fiscal year 1998 sales and revenues).

Sale of Electric Generating Plants

  The Maryland Act in conjunction with the approved settlement effectively provide that electric rates will not be changed in the event DPL sells or transfers generating assets. See Note 13 to the Consolidated Financial State-ments for related information concerning the expected sales of electric gener-ating plants.

Stranded Cost Recovery

  The MPSC approved DPL's recovery of stranded costs, $8 million net of taxes, or $14 million before taxes, through a Competitive Transition Charge billed to non-residential customers from July 1, 2000 to June 30, 2003.

Shopping Credits

  The system-average customer shopping credits, which include the costs of electricity supply, transmission, and ancillary services, are estimated to be approximately 5.302 cents per kWh for the year beginning July 1, 2000, 5.305 cents per kWh for the year beginning July 1, 2001, and 5.307 cents per kWh for the year beginning July 1, 2002. These estimated shopping credits will be re-set so that the energy component is DPL's average energy cost per kWh for the twelve months ended April 30, 2000.

Default Service for Electricity Supply

  DPL is to provide default service to customers who do not choose an alterna-tive electricity supplier during July 1, 2000 to July 1, 2004 for residential customers and during July 1, 2000 to July 1, 2003 for non-residential custom-ers. Subsequent to these default service periods, the MPSC is to determine the default service supplier. During the initial periods when DPL provides default service, the energy component of customers' rates will be set at DPL's average energy cost per kWh for the twelve months ended April 30, 2000.

Code of Conduct

  On July 26, 1999, the MPSC initiated a new review of the generic affiliate transaction provisions of the Maryland Act. Subsequently, the MPSC conducted hearings and is expected to issue an order within several months.

Virginia Electric Utility Industry Restructuring

  On March 29, 1999, the Governor of Virginia signed the Virginia Electric Utility Restructuring Act (the Virginia Act). In 1999, revenues from DPL's Virginia customers comprised about 1.4% of consolidated Conectiv electric rev-enues earned from regulated electricity sales and deliveries. Significant pro-visions of the Virginia Act are as follows:

  (a) A phase-in of retail electric competition is to start on January 1, 2002.

  (b) The rates in effect on January 1, 2001 are to become "capped rates," which continue in effect through July 1, 2007, except for adjustments for changes in fuel costs and state tax rates.

  (c) A customer who chooses an alternative electricity supplier would pay the incumbent utility the capped transmission and distribution rates and a "wires" charge, representing the difference between the capped generation rate and projected market prices for electricity.

  (d) Just and reasonable net stranded costs are to be recovered through capped rates and wires charges during the period January 1, 2001 through July 1, 2007.

  Pursuant to the requirements of the Virginia Act, DPL filed in January 2000 an application for approval of a plan for functional separation of electric generation from transmission and distribution by divestiture. The plan in-volves complete divestiture by the third quarter of 2000 of DPL's generation facilities, some of which would be sold to unaffiliated parties and the re-mainder of which are proposed to be transferred to a Conectiv subsidiary. By the completion of the divestiture, DPL proposes an overall revenue decrease of 2.6% (approximately $0.7 million on an annual basis). DPL also indicated in its application that it expects to propose starting retail choice on or after January 1, 2002 for all of its Virginia retail customers, instead of a phase-in of retail choice.

Merger Rate Decrease

  In accordance with the terms included in regulatory commissions orders' which approved the Merger, ACE and DPL phased-in reductions in electric and gas retail customer base rates. ACE's total Merger-related electric base rate decrease of $15.7 million was phased-in as follows: (1) $5.0 million effective January 1, 1998 coincident with a $5.0 million increase for recovery of de-ferred other postretirement benefit costs; (2) $9.9 million effective March 1, 1998, and (3) $0.8 million effective January 1, 1999. DPL's total Merger-re-lated base rate decrease of $13.0 million was phased-in as follows: (1) $11.5 million effective March 1, 1998, (2) $1.1 million effective March 1, 1999, and
(3) $0.4 million effective October 1, 1999.

NOTE 10. TERMINATION OF PURCHASED POWER CONTRACT

  On November 10, 1999, the NJBPU issued an Order approving ACE's proposal to terminate a contract under which ACE purchased energy and 116 megawatts (MW) of capacity from a NUG partnership (Pedricktown Co-generation Limited Partner-ship) owned 50% by other Conectiv subsidiaries. The NJBPU Order also provided that ACE is entitled to recover from customers the contract termination pay-ment of $228.5 million, together with reasonable and prudently incurred trans-action costs and interim financing costs as specified therein. The NJBPU Order also found that the contract termination payment and related transaction costs are eligible for long-term financing through the issuance of transition bonds (securitization). On December 28, 1999, ACE paid $228.5 million to terminate the contract and borrowed funds from a credit facility (discussed in Note 19 to the Consolidated Financial Statements) which ACE arranged to finance the contract termination payment. The contract termination payment and related costs are included in "Recoverable Stranded Costs" on the balance sheet as of

December 31, 1999. ACE's customer rates were reduced by about 1% (approxi-mately $11 million of revenues on an annualized basis) effective January 1, 2000 as a result of the net savings expected to result from the contract ter-mination.

  ACE anticipates that securitization will ultimately be used to finance the stranded costs associated with the buyout or buydown of its NUG contracts (in-cluding the buyout described above), along with stranded costs determined in connection with the planned divestiture of certain of ACE's generating units. As noted above, there can be no assurances that the NJBPU will approve the is-suance of transition bonds for such costs or that ACE will be able to issue and sell any such bonds.

  On December 28, 1999, the Conectiv subsidiaries which own 50% of the NUG partnership with which ACE terminated its contract received an $82.2 million distribution from the NUG partnership. The distribution was primarily the re-sult of a gain realized by the NUG partnership from the contract termination; the Conectiv subsidiaries' share of the gain was $70.8 million, which was de-ferred in Conectiv's Consolidated Balance Sheet as of December 31, 1999 and classified under "Deferred Credits and Other Liabilities." The deferred gain is expected to be amortized to income over the period revenues are collected from ACE's customers to repay the securitized debt attributed to the contract termination payment.

NOTE 11. ENERGY HEDGING AND TRADING ACTIVITIES

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

Natural Gas Activities

  At December 31, 1999, Conectiv's open futures contracts represented a net long position with a notional quantity of 8.5 billion cubic feet (Bcf), through March 2002. Conectiv also had a net long commodity swap position at December 31, 1999 equivalent to 1.2 Bcf and a net short basis swaps position equivalent to 0.2 Bcf. At December 31, 1998, Conectiv's open futures contracts represented a net long position with a notional quantity of
13.1 Bcf, through February 2001. Conectiv also had a net long commodity swap position at December 31, 1998 equivalent to 4.6 Bcf and a net long basis swaps position equivalent to 5.3 Bcf.

  During 1999, a gain of $5.0 million, including a $3.0 million unrealized gain, was recognized for gas trading positions (physical and financial com-bined). In 1999, the annual average unrealized gain on trading activities was $2.1 million. During 1998, recognized and unrealized gains from gas trading positions were not material to Conectiv's results of operations or financial position.

  Unrealized hedging losses of $7.6 million and $8.6 million as of December 31, 1999 and 1998, respectively, from natural gas futures, swaps and options contracts used to hedge gas marketing activities are deferred in the Consoli-dated Balance Sheets. These losses are offset by gains on the physical commod-ity transactions being hedged.

Electricity Marketing and Trading Activities

  At December 31, 1999, Conectiv had a net long exposure of 219,900 megawatt-hours (MWH) through December 2000 primarily from forward contracts. At Decem-ber 31, 1998, Conectiv had a net short exposure of 102,400 MWH through Decem-ber 1999 primarily from forward contracts.

  During 1999, a gain of $6.0 million, including a $1.3 million unrealized gain, was recognized for electricity trading activities (physical and finan-cial combined). During 1998, a gain of $11.4 million, including a $1.2 million unrealized gain, was recognized for electricity trading activities (physical and financial combined). The annual average unrealized gain on electricity trading activities was $0.1 million in 1999 and $1.3 million in 1998.

  The deferred gains and losses from hedges of electricity marketing activi-ties were not material to Conectiv's financial position as of December 31, 1999 and December 31, 1998.

Electricity Generation Activities

  Under the NJBPU's Summary Order, the electricity output from certain ACE electric generating units is not dedicated to supplying BGS customers, but in-stead is being operated on a deregulated basis, effective August 1, 1999. Ef-fective October 1, 1999, the Delaware portion (approximately 59%) of DPL's electric generating plants was deregulated and the plants' output may, at DPL's option, be sold in deregulated markets or used to supply default service customers in Delaware. Similarly, effective July 1, 2000, the Maryland portion (approximately 30%) of DPL's electric generating plants is deregulated and the plants' output may, at DPL's option, be sold in deregulated markets or used to supply default service customers in Maryland.

  Conectiv hedges the newly deregulated portion of its electric generating units using derivative financial instruments and forward contracts. Conectiv hedges portions of the fuel purchased and the electricity output of the gener-ating plants to stabilize fuel costs and to lock-in prices for electricity generated. As of December 31, 1999, Conectiv hedged 3,865,800 MWH of forward generation output, through the sale of forward contracts, which resulted in an $11.0 million unrealized and unrecognized gain as of December 31, 1999. A net unrealized loss of $4.1 million which resulted from hedging the cost of gas burned by electric generating units was deferred in the Consolidated Balance Sheet as of December 31, 1999. This hedge consisted of a long position of nat-ural gas futures, forwards and swaps with a combined notional amount of 12.9 Bcf.

Petroleum Activities

  Conectiv markets petroleum products through a subsidiary. To hedge a portion of its petroleum sales commitments, the subsidiary had net long futures posi-tions as of December 31, 1999 and 1998 with notional equivalents of 376,000 barrels and 315,000 barrels, respectively. An unrealized hedging gain of $3.0 million was deferred as of December 31, 1999 and an unrealized hedging loss of $3.1 mil-lion was deferred as of December 31, 1998.

  Petroleum trading activities began in 1999 and a $1.3 million trading gain was recognized, including a $0.7 million unrealized gain. The average annual unrealized gain on 1999 petroleum trading activities was $0.5 million.

NOTE 12. JOINTLY OWNED PLANT

  Conectiv's Consolidated Balance Sheets include its proportionate share of assets and liabilities related to jointly owned plant. Both DPL and ACE have ownership interests in electric power plants, transmission facilities, and other facilities in which various parties have ownership interests. DPL's and ACE's proportionate shares of operating and maintenance expenses of the jointly owned plant is included in the corresponding expenses in Conectiv's Consolidated Statements of Income. DPL and ACE are responsible for providing their share of financing for the jointly owned facilities.

  DPL and ACE own 14.82% of Salem in the aggregate. Salem Units 1 and 2 were removed from operation by Public Service Electric & Gas Company (PSE&G), the Salem operator, in the second quarter of 1995 due to operational problems and safety concerns. PSE&G returned Unit 2 to service in August 1997, and Unit 1 to service in April 1998. The net increase in expenses due to unrecovered re-placement power and other costs, net of the benefit of lawsuit settlement pro-ceeds received in 1997, was $3.1 million in 1998 and $7.1 million in 1997.

  Information with respect to DPL's and ACE's shares of jointly owned plant as of December 31, 1999 is shown below and reflects the write-downs which re-sulted from discontinuing application of SFAS No. 71 as discussed in Note 6 to the Consolidated Financial Statements. As discussed in Note 13 to the Consoli-dated Financial Statements, agreements have been reached to sell to third par-ties the jointly-owned nuclear and coal-fired plants listed below.

                                    Megawatt                        Construction
                         Ownership Capability Plant in Accumulated    Work in
                           Share     Owned    Service  Depreciation   Progress
                         --------- ---------- -------- ------------ ------------
                                                    (Dollars in Thousands)
Nuclear
  Peach Bottom..........    15.02%   328 MW   $  9,548   $   204*     $    --
  Salem.................    14.82%   334 MW      7,742       190*          --
  Hope Creek............     5.00%    52 MW      1,930        29*          --
Coal-Fired
  Keystone..............     6.17%   106 MW     34,755    14,580          299
  Conemaugh.............     7.55%   129 MW     68,494    23,014        1,351
Transmission
 Facilities.............  Various               28,670    12,428           --
Other Facilities........  Various                3,269       792       14,586
                                              --------   -------      -------
Total...................                      $154,408   $51,237      $16,236
                                              ========   =======      =======

--------
* Excludes nuclear decommissioning reserve.

NOTE 13. SUBSEQUENT EVENT--EXPECTED SALES OF ELECTRIC GENERATING PLANTS

  Pursuant to the financial and strategic initiatives announced by Conectiv in May 1999, Conectiv distributed offering memoranda for the proposed sale of nu-clear and non-strategic baseload fossil electric generating plants owned by DPL and ACE. Management intends to retain certain fossil fuel-fired electric generating plants which are strategic to Conectiv's energy business, pursuant to Conectiv's "mid-merit" strategy as discussed in the "Deregulated Generation and Power Plant Sales" section of Management's Discussion and Analysis of Fi-nancial Condition and Results of Operations (MD&A). A summary of the electric generating plants which have been offered for sale is shown in the following table.

                           Consolidated     DPL Generating    ACE Generating
                             Conectiv            Units             Units
                         ----------------- ----------------- -----------------
                          MW of   Net Book  MW of   Net Book  MW of   Net Book
                         Capacity Value(a) Capacity Value(a) Capacity Value(a)
                         -------- -------- -------- -------- -------- --------
Fossil Units:
  Wholly-owned.......... 1,640.0   $355.3    954.0   $277.3    686.0   $ 78.0
  Jointly-owned.........   234.5     67.3    126.8     31.8    107.7     35.5
Jointly-owned nuclear
 units..................   714.0     18.8    331.0      8.4    383.0     10.4
                         -------   ------  -------   ------  -------   ------
                         2,588.5   $441.4  1,411.8   $317.5  1,176.7   $123.9
                         =======   ======  =======   ======  =======   ======

--------
(a) The net book values shown above are as of December 31, 1999, are stated in millions of dollars, and reflect the write-downs discussed in Note 6 to the Consolidated Financial Statements.

  On September 30, 1999, Conectiv announced that DPL and ACE reached agree-ments to sell their ownership interests in nuclear plants to PSEG Power LLC (a subsidiary of Public Service Enterprise Group Incorporated) and PECO Energy Company (PECO) for approximately $20 million, plus the net book value of the interests of DPL and ACE in nuclear fuel on-hand as of the closing date. The combined interests of DPL and ACE in the nuclear units which are being sold include a 15.02 percent (328 MW) interest in Peach Bottom, a 14.82 percent in-terest (334 MW) in Salem and a 5.0 percent interest (52 MW) in Hope Creek. Upon completion of the sale, DPL and ACE will transfer their respective nu-clear decommissioning trust funds to the purchasers and PSEG Power LLC and PECO will assume full responsibility for the decommissioning of Peach Bottom, Salem, and Hope Creek. The sales are subject to various federal and state reg-ulatory approvals and are expected to close by the third quarter of 2000.

  On January 19, 2000, Conectiv announced that DPL and ACE reached agreements to sell the wholly- and jointly-owned fossil units listed in the above table, which have a total capacity of 1,874.5 MW and a net book value of $422.6 mil-lion as of December 31, 1999 (net of the write downs recorded as a result of deregulation), to NRG Energy, Inc., a subsidiary of Northern States Power Com-pany, for $800 million. The sales are subject to various federal and state regulatory approvals and are expected to be completed during the third quarter of 2000. Management expects that the aggregate proceeds from the sale of the electric generating plants will be used for debt repayment, repurchases of common stock and new investments that fit with Conectiv's strategies, includ-ing expansion of the mid-merit generation business.

  The terms of DPL's agreement with NRG Energy, Inc. provide for DPL to pur-chase from NRG Energy, Inc. 500 megawatt-hours of firm electricity per hour from completion of the sale through December 31, 2005. DPL expects to use electricity purchased under this agreement and other purchased power agree-ments to fulfill its obligations in Delaware and Maryland as a default service provider. Recently DPL entered into an agreement to purchase 350 MW of capac-ity and energy from PECO from March 2000 to February 2003.

  Under the restructuring orders issued by the DPSC and MPSC, as discussed in
Note 9 to the Consolidated Financial Statements, DPL's Delaware and Maryland retail electric rates will not be changed in the event DPL sells or transfers generating assets. Based on the terms of the restructuring orders and DPL's sales agreement with NRG Energy, Inc, management expects to recognize a net gain in earnings of approximately $140 million to $150 million when DPL com-pletes the sale of its electric generating plants which were not impaired from deregulation. There can be no assurances, however, that the sales of DPL's, or ACE's, electric generating plants will be completed pursuant to the agree-ments, or that any gain will be realized from such sales of electric generat-ing plants.

  Under the NJBPU's Summary Order, any gain or loss realized upon the sale of ACE's electric generating plants (other than the Deepwater plant and combus-tion turbines owned by ACE) will affect the amount of ACE's recoverable stranded costs. Accordingly, any gain or loss realized by ACE on the sale of these plants would not affect future earnings. Any loss on a sale within three years of the Deepwater plant and combustion turbines owned by ACE, which began operating on a deregulated basis effective August 1, 1999, cannot be recovered from ACE's customers. ACE's agreement for the sale of electric generating units to NRG Energy, Inc. includes the sale of the 239 MW Deepwater plant at a loss which was recorded in the fourth quarter of 1999 as an adjustment to the extraordinary item initially estimated and recorded in the third quarter of 1999.

  For pro forma information concerning the expected sale of power plants, see
Exhibit 99 to this report on Form 10-K.

NOTE 14. NUCLEAR DECOMMISSIONING

  Conectiv's subsidiaries, DPL and ACE, record liabilities for their share of the estimated cost of decommissioning the Peach Bottom, Salem, and Hope Creek nuclear reactors over the remaining lives of the plants based on amounts col-lected in rates charged to electric customers. ACE estimates its share of fu-ture nuclear decommissioning costs ($157 million) based on site specific stud-ies filed with and approved by the NJBPU. DPL estimates its share of future nuclear decommissioning costs ($98 million) based on Nuclear Regulatory Com-mission (NRC) regulations concerning the minimum financial assurance amount for nuclear decommissioning. The ultimate cost of nuclear decommissioning for the Peach Bottom, Salem, and Hope Creek reactors may exceed the current esti-mates, which are updated periodically.

  Conectiv's consolidated accrued nuclear decommissioning liability, which is reflected in the accumulated reserve for depreciation, was $179.5 million as of December 31, 1999 and $167.7 million as of December 31,1998. The provision reflected in depreciation expense for nuclear decommissioning was $6.7 million in 1999, $10.6 million in 1998, and $4.2 million in 1997. External trust funds established by DPL and ACE for the purpose of funding nuclear decommissioning costs had an aggregate book balance (stated at fair market value) of $166.9 million as of December 31, 1999 and $155.9 million as of December 31, 1998. Earnings on the trust funds are recorded as an increase to the accrued nuclear decommissioning liability, which, in effect, reduces the expense recorded for nuclear decommissioning. As discussed in Note 13 to the Consolidated Financial Statements, upon completion of the expected sale of the nuclear plants, DPL and ACE will transfer their respective nuclear decommissioning trust funds to the purchasers who will then assume full responsibility for the decommissioning of the nuclear plants.

  The staff of the Securities and Exchange Commission (SEC) has questioned certain of the current accounting practices of the electric utility industry, including Conectiv, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. Recently, the FASB issued an exposure draft of a new accounting pronouncement which addresses the accounting for obliga-tions associated with the retirement of long-lived assets, such as decommissioning costs of nuclear generating stations. Under this proposed pro-nouncement, the present value of the decommissioning obligation would be capi-talized as part of the cost of the nuclear generating station and recorded as a liability. The cost capitalized would be depreciated over the life of the nuclear generating station. Changes in the liability due to the passage of time would be recorded as interest expense. Changes in the liability resulting from revisions in the timing or amount of cash flows would increase or de-crease the liability and the carrying amount of the nuclear generating sta-tion. Trust fund income from the external decommissioning trusts would be re-ported as investment income under the proposed pronouncement rather than as a reduction of decommissioning expense.

NOTE 15. REGULATORY ASSETS AND LIABILITIES

  In conformity with SFAS No. 71, Conectiv's accounting policies reflect the financial effects of rate regulation and decisions by regulatory commissions having jurisdiction over the regulated utility businesses of DPL and ACE. Reg-ulatory commissions occasionally provide for future recovery from customers of current period expenses. When this happens, the expenses are deferred as regu-latory assets and subsequently recognized in the Consolidated Statement of In-come during the period the expenses are recovered from customers. Similarly, regulatory liabilities may also be created due to the economic impact of an action taken by a regulatory commission.

  As discussed in Notes 1, 6, and 9 to the Consolidated Financial Statements, in the third quarter of 1999, the electricity supply businesses of ACE and DPL no longer met the requirements of SFAS No. 71. Accordingly, regulatory assets and liabilities related to the electricity supply business were written off, except to the extent that future cost recovery was provided for through the regulated electricity delivery business. A new regulatory as-set, "Recoverable stranded costs," was established to recognize amounts to be collected from regulated delivery customers for stranded costs which resulted from deregulation of the electricity supply business.

  The table below displays the regulatory assets and liabilities as of Decem-ber 31, 1999 and December 31, 1998.

                                                     December 31, December 31,
   Regulatory Assets (Liabilities)                       1999         1998
   -------------------------------                   ------------ ------------
                                                       (Millions of Dollars)
   Recoverable stranded costs.......................   $1,030.0          --
   Deferred recoverable income taxes................       93.9      $184.4
   Deferred debt refinancing costs..................       21.1        44.2
   Unrecovered state excise taxes...................       22.6        35.6
   Deferred other postretirement benefit costs......       32.5        35.0
   Unrecovered purchased power costs................       28.9        48.3
   Deferred energy supply costs--DPL................        8.6        (0.4)
   Deferred energy supply costs--ACE................      (46.4)      (15.6)
   Deferred costs for nuclear
    decommissioning/decontamination.................        5.6        11.9
   Regulatory liability for New Jersey income tax
    benefit.........................................      (49.3)         --
   Asbestos removal costs...........................        8.3         8.5
   Deferred demand-side management costs............        4.1         5.7
   Other............................................        2.7        20.1
                                                       --------      ------
   Total............................................   $1,162.6      $377.7
                                                       ========      ======

  Recoverable Stranded Costs: Represents amounts to be collected from regu-lated delivery customers (net of amounts which have been amortized to expense) for stranded costs which resulted from deregulation of the electricity supply business. Any gain realized on the sale of certain of ACE's electric generat-ing plants will reduce the amount of recoverable stranded costs. The $1.0 bil-lion pre-tax balance as of December 31, 1999 is net of amounts amortized and includes the $228.5 million NUG contract termination payment discussed in Note 10 to the Consolidated Financial Statements, with the remaining balance aris-ing from the write-down of property, plant and equipment and recognition of certain liabilities in conjunction with discontinuing the application of SFAS No. 71 due to deregulation of the electricity supply business, as discussed in
Note 6 to the Consolidated Financial Statements.

  Deferred Recoverable Income Taxes: Represents the portion of deferred income tax liabilities applicable to DPL's and ACE's utility operations that has not been reflected in current customer rates for which future recovery is proba-ble. As temporary differences between the financial statement and tax bases of assets reverse, deferred recoverable income taxes are amortized. Due to dis-continuing the application of SFAS No. 71 to the electricity supply business, the portion of deferred recoverable income taxes attributable to the electric-ity supply businesses of DPL and ACE was written off in 1999.

  Deferred Debt Refinancing Costs: See "Deferred Debt Refinancing Costs" in
Note 1 to the Consolidated Financial Statements.

  Unrecovered State Excise Taxes: Represents additional amounts paid, by ACE, as a result of prior legislative changes in the computation of New Jersey state excise taxes. These costs are included in current customer rates, with the remaining balance scheduled for full recovery over the next 3 years.

  Deferred Other Postretirement Benefit Costs: Represents the non-cash portion of other postretirement benefit costs deferred by ACE during 1993 through 1997. This cost is being recovered over a 15-year period which began on Janu-ary 1, 1998.

  Unrecovered Purchased Power Costs: Includes prior deferrals by ACE of capac-ity costs ($12 million as of December 31, 1999) which had exceeded the related recovery from customers. These capacity costs are scheduled for recovery through customer rates within the next year. Unrecovered purchased power costs also includes costs incurred by ACE for renegotiation of a long-term capacity and energy contract. These costs are included in current customer rates with the balance scheduled for full recovery over the next 15 years.

  Deferred Energy Supply Costs: See "Energy Supply Costs" in Note 1 to the Consolidated Financial Statements.

  Deferred Costs for Nuclear Decommissioning/Decontamination: The December 31, 1999 balance represents amounts recoverable from ACE's customers for amounts owed by ACE to the U.S. government for clean-up of gaseous diffusion enrich-ment facilities pursuant to the Energy Policy Act of 1992.

  Regulatory liability for New Jersey income tax benefit: In 1999, a deferred tax asset arising from the write down of ACE's electric generating plant was established. The deferred tax asset represents the future tax benefit expected to be realized when the higher tax basis of the generating plants is deducted for New Jersey state income tax purposes. ACE has requested the New Jersey Di-vision of Taxation to rule on whether or not this tax benefit may be used to reduce the rates charged to ACE's regulated electricity delivery customers for stranded cost recovery. To recognize that this tax benefit probably will be given to ACE's regulated electricity customers through lower electric rates, ACE established a regulatory liability.

  Asbestos Removal Costs: Represents costs incurred by ACE to remove asbestos insulation from a wholly-owned generating station. These costs are included in current customer rates with the balance scheduled for full recovery over the next 30 years.

  Deferred Demand-Side Management Costs: Represents deferred costs of programs which allow DPL to reduce the peak demand for power. These costs are being re-covered over 4 years.

NOTE 16. CONECTIV COMMON STOCK

Significant Transactions

Offer to Purchase

  Pursuant to an offer to purchase shares of Conectiv common stock (the Of-fer), in June 1999, Conectiv paid $361.4 million (including expenses) to pur-chase 14,077,466 shares of Conectiv common stock through the Offer at a price of $25.50 per share, which was determined based on procedures described in the Offer. Holders of shares of Class A common stock could participate in the Of-fer by electing to convert shares of Class A common stock into shares of Conectiv common stock and tendering such shares of Conectiv common stock pur-suant to the Offer. The 14,077,466 shares of Conectiv common stock purchased through the Offer included 1,309,251 shares of Conectiv common stock (1.59997 shares of Conectiv common stock for each share of Class A common stock con-verted) which were issued to and then tendered by holders of 818,297 shares of Class A common stock who elected to convert shares of Class A common stock through the Offer.

Buyback program

  Conectiv also purchases shares of Conectiv common stock, from time to time, pursuant to a plan to purchase up to $60 million (market value) of Conectiv common stock. Under the buyback program, Conectiv purchased 1,670,000 shares of Conectiv common stock for $31.4 million in 1999 and 503,700 shares of Conectiv common stock for $11.3 million in 1998. On January 19, 2000, Conectiv announced that its Board of Directors approved the open market purchase of up to an additional 5 million shares of common stock.

Merger

  See Note 4 to the Consolidated Financial Statements and the Statement of Changes in Common Stockholders' Equity for information concerning changes in common stock due to the Merger.

Other Common Stock Transactions

  For additional information concerning issuances and redemptions of common stock during 1997 through 1999, see the Consolidated Statements of Changes in Common Stockholders' Equity.

Dividends

  Conectiv announced on May 11, 1999 that it intended to reduce the dividends on Conectiv common stock to a targeted payout ratio of 40% to 60% of earnings per average share of common stock outstanding. Conectiv's Board of Directors declared a quarterly dividend per share on Conectiv common stock of $0.385 for the first quarter of 1999, and $0.22 per share in the second, third, and fourth quarters of 1999, or a total of $1.045 in 1999 which represented ap-proximately 55% of the $1.89 of earnings per average share of Conectiv common stock outstanding adjusted to exclude the special and extraordinary charges discussed in Notes 5 and 6 to the Consolidated Financial Statements.

  Conectiv's common dividends paid to public stockholders are funded from the common dividends DPL and ACE pay to Conectiv. DPL's and ACE's certificates of incorporation require payment of all preferred dividends in arrears (if any) prior to payment of common dividends to Conectiv, and have certain other limi-tations on the payment of common dividends to Conectiv.

  Under the Public Utility Holding Company Act of 1935, as amended, Conectiv may not pay dividends on the shares of common stock and Class A common stock from an accumulated deficit or paid-in-capital without SEC approval. As of De-cember 31, 1999, Conectiv had an accumulated deficit of $36.5 million. In Jan-uary 2000, the SEC approved payment of the dividends declared by Conectiv on its common stock and Class A common stock in December 1999. Conectiv expects to have retained earnings sufficient to offset dividends declared on shares of common stock and Class A common stock beginning in the third quarter of 2000, when the sale of the electric generating units discussed in Note 13 to the Consolidated Financial Statements is expected to be completed. There can be no assurances, however, that the sales of the electric generating units will be completed, or that any gain will be realized from such sales of the electric generating units. In any event, Conectiv expects to receive the necessary SEC approvals during 2000 for the quarterly payment of dividends on shares of its common stock and Class A common stock.

Stock-Based Compensation

  Through the effective date of the Merger (March 1, 1998), DPL's Long-Term Incentive Plan (LTIP) provided long-term incentives to key employees through contingent awards of performance-based restricted stock, dividend rights, and stock options. The DPL common stock options outstanding as of the Merger date were converted to Conectiv common stock options and included in the Conectiv Incentive Compensation Plan (CICP). The restricted common stock previously granted under DPL's LTIP is earned and payable at the end of a four-year pe-riod to the extent that stock performance compares favorably with the stock performance of a peer group of utility companies. The 1994 awards were for-feited in early 1998 when the required performance targets were not met. Re-strictions on shares contingently granted in 1995 and 1996 lapsed upon the Merger and the shares became fully vested. The restricted DPL common stock contingently granted in 1997 was exchanged for Conectiv common stock upon the Merger and is included in the CICP. As of December 31, 1999, there were 95,415 shares of the 1997 awards outstanding which had a $19 1/8 per share fair value on the date of grant.

  The CICP provides long-term awards to key employees and directors through awards of stock-based compensation. Up to 5,000,000 shares of common stock may be issued under the CICP during the ten-year period from March 1, 1998, through February 28, 2008. Awards granted under the CICP which can be settled in common stock have included performance accelerated restricted stock (PARS), stock options, and performance accelerated stock options (PASO's).

  Conectiv granted 52,700 shares of PARS in 1998 and 71,500 shares of PARS in 1999 which are earned by participants over a seven-year vesting period unless accelerated vesting occurs, in whole or in part, after three years due to sat-isfaction of certain conditions required for accelerated vesting. For 22,000 shares of the PARS granted in 1998 and 22,000 shares of the PARS granted in 1999, a total stockholder return of 8% must be earned over the seven years for those shares to vest, unless vesting is accelerated. The 52,700 shares of the PARS granted in 1998 and the 71,500 shares of the PARS granted in 1999 had per share fair values on the grant dates of $22.84 and $24.25, respectively.

  Conectiv issued 289,000 stock options in 1998 and 367,800 stock options in 1999, which do not contain performance acceleration features and have an exer-cise price of $22.84 per share and $24.25 per share, respectively. These stock options have a ten-year life, with 50% of the options vesting after two years and the remaining 50% vesting after three years. Conectiv also issued 150,000 PASO's in 1999 (exercise price of $24.25 per share) and 750,000 PASO's in 1998 (exercise price of $22.84 per share). The PASO's have a ten-year life and vest after nine and a half years. One third of the PASO's will vest if Conectiv's common stock price closes at or above $26 per share for ten consecutive days, two thirds will vest if the stock price closes at or above $28 per share for ten consecutive days, and all of the PASO's will vest if the stock price closes at or above $30 per share for ten consecutive days.

  Changes in stock options (including PASO's) are summarized below.

                                  1999                    1998                    1997
                         ----------------------- ----------------------- -----------------------
                          Number     Weighted     Number     Weighted     Number     Weighted
                         of Shares Average Price of Shares Average Price of Shares Average Price
                         --------- ------------- --------- ------------- --------- -------------
Beginning-of-year
 balance................ 1,072,150    $22.77        38,500    $20.55      43,950      $20.19
Options exercised.......     5,600    $20.23         3,200    $19.89       5,450      $17.61
Options forfeited.......    42,400    $22.70         2,150    $19.73          --          --
Options issued..........   517,800    $24.28     1,039,000    $22.84          --          --
End-of-year balance..... 1,541,950    $23.28     1,072,150    $22.77      38,500      $20.55
Exercisable.............    11,950    $20.11        33,150    $20.67      38,500      $20.55

  For options outstanding as of December 31, 1999, the range of exercise prices was $18.13 to $24.75, and the weighted average remaining contractual life was 8.3 years.

  Conectiv recognizes compensation costs for its stock-based employee compen-sation plans based on the accounting prescribed by Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Stock-based employee compensation costs charged to expense were $1.8 million in 1999, $0.9 million in 1998, and $2.2 million in 1997. Pro forma net income (loss), based on the application of SFAS No. 123, "Accounting for Stock-Based Compensation," was $(199.306) million for 1999, $152.676 million for 1998, and $101.638 mil-
lion for 1997. Pro forma earnings (loss) per share of Conectiv common stock was $(2.03) for 1999, $1.49 for 1998 and $1.66 for 1997.

  The fair values of each option and PASO granted in 1999 and 1998, estimated on the date of grant using the Black Scholes option pricing model, and related valuation assumptions are as follows:

                                                                   1999   1998
                                                                   -----  -----
   Weighted Average Fair Value Per Option......................... $3.38  $2.64
   Weighted Average Fair Value Per PASO........................... $3.93  $2.87
   Expected Option Term (years)...................................   3.5    3.5
   Expected PASO Term (years).....................................   5.5    5.3
   Expected Volatility............................................  20.0%  20.0%
   Expected Dividend Yield........................................   4.0%   6.0%
   Risk-free Interest Rate........................................   4.7%   5.6%

Stockholders Rights Plan

  Under Conectiv's Stockholders Rights Plan (Plan), holders of Conectiv common stock and holders of Conectiv Class A common stock were granted preferred stock purchase rights on May 11, 1998, by means of a dividend at the rate of one Right for each share of common stock and one Right for each share of Class A common stock held. The Rights expire in 10 years.

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

  Each Right would, after the Rights become exercisable, entitle the holder to purchase from Conectiv one one-hundredth of one share of Series One Junior Preferred Stock or one one-hundredth of one share of Series Two Junior Pre-ferred Stock at an initial price of $65. The Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the ag-gregate voting power represented by Conectiv's outstanding securities (i.e., becomes an "Acquiring Person" as defined in the Plan) or commences a tender or exchange offer to acquire beneficial ownership of 15% or more of the aggregate voting power represented by Conectiv's outstanding securities. Conectiv gener-ally will be entitled to redeem the Rights at $.01 per Right at any time be-fore a person or group becomes an Acquiring Person.

NOTE 17. CONECTIV CLASS A COMMON STOCK

General

  Conectiv Class A common stock provides its holders a proportionately greater opportunity to share in the growth prospects of, and a proportionately greater exposure to the uncertainties associated with, the electric utility business of ACE. Earnings applicable to Class A common stock are equal to a percentage of "Company Net Income Attributable to the Atlantic Utility Group," which is earnings of the Atlantic Utility Group (AUG) less $40 million per year. The AUG includes the assets and liabilities of the electric generation, transmis-sion, and distribution businesses of ACE which existed on August 9, 1996 and were regulated by the NJBPU.

  The percentage of "Company Net Income Attributable to the Atlantic Utility Group" applicable to Class A common stock was 30% at the date of the Merger. Certain circumstances, as specified in the Restated Certificate of Incorpora-tion of Conectiv, result in an adjustment to the percentage of "Company Net Income Attributable to the Atlantic Utility Group" applicable to Class A com-mon stock. As discussed in Note 16 to the Consolidated Financial Statements, the number of shares of Class A common stock outstanding decreased by 818,297 as a result of the Offer. Due to this reduction in the number of shares of Class A common stock outstanding and in accordance with the Restated Certifi-cate of Incorporation of Conectiv, the percentage of "Company Net Income At-tributable to the Atlantic Utility Group" applicable to Class A common stock decreased to 27.3% in June 1999, when the Offer was completed.

  The earnings of the Atlantic Utility Group (AUG) will be affected by the im-plementation of the Summary Order in New Jersey, including the rate decreases required by the Summary Order. (See Note 9 to the Consolidated Financial Statements for information concerning the Summary Order.) The planned sales of most of ACE's electric generating plants are expected to decrease the earnings capacity of the AUG. The extent of the decrease in earnings capacity will be affected by how the proceeds from the sales of the generating plants are uti-lized, which has not yet been finalized by Conectiv's management and Board of Directors. On January 19, 2000, Conectiv announced that it expects to use the proceeds for debt repayment, repurchases of common stock and new investments that fit with Conectiv's strategies, including expansion of the mid-merit gen-eration business. Under certain circumstances, the percentage of "Company Net Income Attributable to the Atlantic Utility Group" applicable to Class A com-mon stock may be adjusted. The electric generating plants of ACE which are not sold to third parties are expected to be transferred to another Conectiv sub-sidiary; such transfer would not affect the earnings of the AUG or the percentage of "Company Net Income At-tributable to the Atlantic Utility Group" applicable to Class A common stock because the transferred electric generating plants would remain part of the AUG.

Dividends

  Dividends declared per share of Class A common stock were $3.20 for 1999 and $3.20 for 1998. In comparison, earnings excluding special charges and the ex-traordinary item which were applicable to Class A common stock were $1.44 in 1999 and $1.82 in 1998.

Computation of Earnings Applicable to Conectiv Class A Common Stock

                                         Twelve Months Ended Ten Months Ended
                                          December 31, 1999  December 31, 1998
                                         ------------------- -----------------
                                                (Dollars in Thousands)
Net earnings of ACE [a].................      $  3,703           $ 23,742
Exclude:
  Employee separation and other Merger-
   related costs........................           837             47,886
  Net loss of nonutility activities.....         1,712              1,402
  Pro-rata portion of fixed amount of
   $40 million per year.................       (40,000)           (33,333)
                                              --------           --------
Company Net Income (Loss) Attributable
 to the Atlantic Utility Group..........       (33,748)            39,697
Percentage applicable to Class A Common
 Stock[b]...............................          28.5%              30.0%
                                              --------           --------
Earnings (loss) applicable to Class A
 Common Stock...........................      $ (9,618)          $ 11,909
                                              ========           ========
Earnings (loss) applicable to Class A
 Common Stock
  Before extraordinary item[c]..........      $  6,939           $ 11,909
  Extraordinary item[d].................       (16,557)                --
                                              --------           --------
                                              $ (9,618)          $ 11,909
                                              ========           ========

--------
[a] Under the purchase method of accounting, the 1998 Conectiv Consolidated
    Statement of Income includes ten months of ACE's operating results from March 1, 1998 to December 31, 1998.
[b] The percentage applicable to Class A common stock in a reporting period is a weighted average based on the number of days the percentage was in ef-fect during the reporting period.
[c] Includes "Special charges" of $1.9 million for 1999, as discussed in Note
    5 to the Consolidated Financial Statements.
[d] Represents the portion of the extraordinary item recorded by ACE, as dis-cussed in Note 6 to the Consolidated Financial Statements, which is appli-cable to Class A common stock based on the percentage of "Company Net In-come Attributable to the Atlantic Utility Group" applicable to Class A common stock in 1999.

Summarized Financial Information of ACE

                                          Twelve Months Ended Ten Months Ended
                                           December 31, 1999  December 31, 1998
                                          ------------------- -----------------
                                                 (Dollars in Thousands)
   Income Statement Information(1)
   -------------------------------
   Operating Revenues...................      $1,076,585          $875,741
   Operating Income(2)..................      $  171,931          $105,099
   Income before extraordinary item(2)..      $   63,930          $ 23,940
   Extraordinary item, net of income
    taxes(3)............................      $  (58,095)               --
   Earnings applicable to common stock..      $    3,703          $ 23,742

--------
(1) Under the purchase method of accounting, the 1998 Conectiv Consolidated Statement of Income includes ten months of ACE's operating results from March 1, 1998 to December 31, 1998.
(2) In 1999, special charges for employee separations, additional merger costs, and certain other items reduced ACE's operating income by $12.3 million and income before extraordinary item by $7.3 million. For the ten months ended December 31, 1998, employee separation and other Merger-re-lated costs reduced ACE's operating income by $80.1 million and income be-fore extraordinary item by $47.9 million. In the Consolidated Conectiv Fi-nancial Statements, ACE's employee separation and other Merger-related costs incurred in 1998 were capitalized as costs of the Merger.
(3) For information concerning the extraordinary item, refer to Note 6 to the Consolidated Financial Statements.

                                                          As of December 31,
                                                        -----------------------
                                                           1999        1998
                                                        ----------- -----------
                                                        (Dollars in Thousands)
   Balance Sheet Information
   -------------------------
   Current assets...................................... $   340,774 $   236,177
   Noncurrent assets...................................   2,313,885   2,131,045
                                                        ----------- -----------
   Total assets........................................ $ 2,654,659 $ 2,367,222
                                                        =========== ===========
   Current liabilities................................. $   300,837 $   236,546
   Noncurrent liabilities..............................   1,550,690   1,275,402
   Preferred stock.....................................     125,181     125,181
   Common stockholders' equity.........................     677,951     730,093
                                                        ----------- -----------
   Total capitalization and liabilities................ $ 2,654,659 $ 2,367,222
                                                        =========== ===========

Conversion and Redemption Provisions Relating to Class A Common Stock

  Conectiv may at any time convert each share of Conectiv Class A common stock into the number of shares of Conectiv common stock equal to a specified per-centage set forth in Conectiv's Restated Certificate of Incorporation (Conectiv Charter) of the Market Value Ratio of Conectiv Class A common stock to Conectiv common stock (as defined in the Conectiv Charter).

  If the holders of more than 50% of the Conectiv Class A common stock accept a tender offer by Conectiv for all of the Conectiv Class A common stock for either (a) a cash price of at least 110% of the market price of Conectiv Class A common stock, or (b) a number of shares of Conectiv common stock equal to at least 110% of the Market Value Ratio of Conectiv Class A common stock to Conectiv common stock, then, based on terms specified in the Conectiv Charter, Conectiv may either redeem each share of Conectiv Class A common stock remain-ing outstanding for cash or convert each share of Conectiv Class A common stock remaining outstanding into shares of Conectiv common stock.

  If any person (including Conectiv) consummates a tender offer for all of the outstanding shares of Conectiv common stock at an all cash price that is ac-cepted by the holders of more than 50% of Conectiv common stock,

Conectiv may, based on terms specified in the Conectiv Charter, either redeem each share of Conectiv Class A common stock for cash or convert each share of Conectiv Class A common stock into shares of Conectiv common stock.

  If any person (including Conectiv) makes a tender offer to purchase shares of Conectiv common stock for cash, property, or other securities, any holder of Conectiv Class A common stock may elect to convert shares of Conectiv Class A common stock into shares of Conectiv common stock based on terms specified in the Conectiv Charter.

  Upon the disposition of all or substantially all (as defined in the Conectiv Charter) of the assets attributed to the AUG to an entity which is not con-trolled by Conectiv, the Conectiv Charter provides for the payment of a divi-dend to holders of Conectiv Class A common stock or redemption of some or all of the shares of Conectiv Class A common stock or conversion of shares of Conectiv Class A common stock into shares of Conectiv common stock, in each case subject to the terms specified in the Conectiv Charter.

NOTE 18. PREFERRED STOCK

  Conectiv (the parent holding company), ACE, and DPL are each authorized to separately issue preferred stock. Conectiv is authorized to issue 20,000,000 shares of $0.01 per share par value preferred stock, none of which has been issued. ACE is authorized to issue 799,979 shares of $100 par value Cumulative Preferred Stock, 2,000,000 shares of No Par Preferred Stock, and 3,000,000 shares of Preference Stock. DPL has $1, $25, and $100 par value per share pre-ferred stock for which 10,000,000, 3,000,000, and 1,800,000 shares are autho-rized, respectively. Dividends on ACE and DPL preferred stock are cumulative. Information concerning shares of preferred stock outstanding is shown below.

Preferred Stock of Subsidiaries Not Subject to Mandatory Redemption

  The amounts outstanding as of December 31, 1999, and 1998 of DPL's and ACE's preferred stock not subject to mandatory redemption are presented below.

                                                  Shares Outstanding          Amount
                                     Current      ------------------- -----------------------
Issuer           Series          Redemption Price   1999      1998       1999        1998
------  ------------------------ ---------------- --------- --------- ----------- -----------
                                                                      (Dollars in Thousands)
ACE(1)  $100 per share par value
        4.00%-5.00%              $100.00-$105.50     62,305    62,305 $     6,230 $     6,230
DPL     $25 per share par value
        7 3/4%                         (2)          316,500   316,500       7,913       7,913
DPL     $100 per share par value
        3.70%-5.00%              $103.00-$105.00    181,698   181,698      18,170      18,170
DPL     6 3/4%                         (3)           35,000    35,000       3,500       3,500
DPL     Adjustable rate(4)             $100         151,200   151,200      15,120      15,120
DPL     Auction rate(5)                $100         450,000   450,000      45,000      45,000
                                                                      ----------- -----------
                                                                      $    95,933 $    95,933
                                                                      =========== ===========

--------
(1) Under purchase accounting for the Merger, ACE and its wholly-owned trusts were consolidated in Conectiv's financial statements beginning March 1, 1998.
(2) Redeemable beginning September 30, 2002, at $25 per share.
(3) Redeemable beginning November 1, 2003, at $100 per share.
(4) Average rates were 5.5% during 1999 and 1998.
(5) Average rates were 4.3% during 1999 and 4.2% during 1998.

  In the fourth quarter of 1998, ACE purchased and retired 237,695 shares, or $23.8 million, of various series of $100 per share par value preferred stock, which had an average dividend rate of 4.4%. A $2.5 million gain on the redemp-tion is presented in the 1998 Consolidated Statement of Income as a reduction of Preferred Stock Dividend Requirements of Subsidiaries.

Preferred Stock of Subsidiaries Subject to Mandatory Redemption

  The amounts outstanding as of December 31, 1999, and 1998 of Conectiv's sub-sidiaries preferred stock subject to mandatory redemption are presented below.

                                  Shares Outstanding          Amount
                                  ------------------- -----------------------
Issuer             Series           1999      1998       1999        1998
------      --------------------- --------- --------- ----------- -----------
                                                      (Dollars in Thousands)
DPL
 financing
 trust(1)   $25 per share, 8.125% 2,800,000 2,800,000 $    70,000 $    70,000
ACE(2)      $100 per share, $7.80   239,500   239,500      23,950      23,950
ACE
 financing
 trust(1)   $25 per share, 8.25%  2,800,000 2,800,000      70,000      70,000
ACE
 financing
 trust(1)   $25 per share, 7.375% 1,000,000 1,000,000      25,000      25,000
                                                      ----------- -----------
                                                      $   188,950 $   188,950
                                                      =========== ===========

--------
(1) Per share value is stated liquidation value. See additional information below.
(2) No par value; stated value is $100 per share. Beginning May 1, 2001, 115,000 shares are subject to mandatory redemption annually.

  On August 3, 1998, ACE redeemed the remaining 100,000 shares of its $8.20 No Par Preferred Stock at $100 per share or $10.0 million in total (the book value of the preferred stock).

  In November 1998, a financing subsidiary trust owned by ACE issued $25 mil-lion (1,000,000 shares) of 7 3/8% preferred stock.

  DPL and ACE have established wholly-owned subsidiary trusts for the purposes of issuing common and preferred trust securities and holding Junior Subordi-nated Debentures (the Debentures) issued by DPL and ACE, respectively. The De-bentures held by the trusts are their only assets. The trusts use interest payments received on the Debentures they hold to make cash distributions on the trust securities.

  DPL's and ACE's obligations pursuant to the Debentures and guarantees of distributions with respect to the trusts' securities, to the extent the trusts have funds available therefor, constitute full and unconditional guarantees of the obligations of the trusts under the trust securities the trusts have is-sued. DPL and ACE own all of the common securities of the trusts, which con-stitute approximately 3% of the liquidation amount of all of the trust securi-ties issued by the trusts.

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

NOTE 19. DEBT

  Substantially all utility plant of DPL and ACE are subject to the liens of the Mortgages collateralizing First Mortgage Bonds issued by DPL and ACE.

  Maturities of long-term debt and sinking fund requirements during the next five years are as follows: 2000--$48.9 million; 2001--$100.8 million; 2002-- $370.6 million; 2003--$212.8 million; 2004--$154.7 million.

  As of December 31, 1999, Conectiv and its subsidiaries had credit agreements providing $1.05 billion of aggregate borrowing capability, as follows: (a) Conectiv (the holding company) had a $300 million credit agreement with a five-year term that expires in February 2003; (b) Conectiv (the holding compa-ny) had a $500 million credit agreement with a one-year term that expired in February 2000, when Conectiv renewed the one-year credit agreement and increased its capacity from $500 million to $730 million; (c) ACE had a $250 million credit facility which is discussed below. On a consolidated basis, $273 million was available for borrowing as of Decem-ber 31, 1999 under the various credit agreements and credit lines.

  As discussed in Note 10 to the Consolidated Financial Statements, ACE bor-rowed $228.5 million from a $250 million revolving credit facility on December 28, 1999 to finance a payment for termination of a NUG purchased power con-tract. ACE arranged this credit facility to provide interim financing of the NUG contract termination payment until securitized bonds are issued. (See Note 9 to the Consolidated Financial Statements for information concerning the ex-pected securitization of ACE's stranded costs.) The revolving loan balance is due on December 20, 2000 unless ACE elects to convert the outstanding loan balance to a term loan. If securitized bonds have not been issued by December 20, 2000, ACE intends to exercise its option to convert the revolving loan balance to a term loan. The term loan balance is due in two installments; (1) 25% of the principal balance is due December 20, 2001, and (2) the remaining term loan principal is due December 20, 2002.

  Conectiv had a $579.7 million consolidated short-term debt balance (average interest rate of 6.4%) as of December 31, 1999, an increase of $203.6 million from the $376.1 million balance (average interest rate of 6.0%) as of December 31, 1998. The $203.6 million increase was primarily due to financing part of the common stock purchased pursuant to the Offer and funding the expansion of Conectiv Communications, Inc.'s telecommunications business.

  On May 26, 1999, Conectiv issued $250 million of 6.73% Medium Term Notes which mature as follows: $100 million in 2002; $50 million in 2003; $50 mil-lion in 2004; $30 million in 2005; and $20 million in 2006. Proceeds from the issuance of the Medium Term Notes and short-term borrowings under Conectiv's bank credit lines were used to finance the $361.4 million purchase of Conectiv common stock pursuant to the Offer, as discussed in Note 16 to the Consoli-dated Financial Statements.

  In May 1999, DPL repaid at maturity $30 million of 7.50% Medium Term Notes and ACE repaid at maturity $30 million of 7.52% Medium Term Notes. In June 1999, ACE purchased $18.9 million of its First Mortgage Bonds, which had an average interest rate of 6.88% and were scheduled to mature in 2013 ($6.4 mil-lion) and 2023 ($12.5 million). In July 1999, the Delaware Economic Develop-ment Authority issued, on behalf of DPL, $33.33 million of Variable Rate De-mand Bonds (VRDB) due on demand or at maturity in July 2024. The proceeds from the VRDB were used to refinance $22.33 million of 7.3% long-term debt in Sep-tember 1999 and $11.0 million of 7.5% long-term debt in October 1999.

  In December 1999, ATE Investments, Inc., a Conectiv subsidiary, repaid at maturity $15.0 million of long-term debt bearing an interest rate of 7.44%.

  On December 14, 1999, the SEC approved Conectiv's request regarding the fol-lowing financing matters: (a) The authorized short-term debt borrowing capac-ity of Conectiv (the holding company) and DPL was increased from a total of $800 million to a total of $1.3 billion and (b) Conectiv was authorized to is-sue securities as long as consolidated common equity as a percent of total capitalization (common equity ratio) is 20% or higher. Conectiv also requested SEC approval for the following financing matters: (a) The issuance of up to $500 million of additional long-term debt by Conectiv (the holding company), which would bring the total amount of authorized Conectiv long-term debt to $1 billion, of which $250 million has been issued. Proceeds from the additional long-term debt would be used to pay down short term debt; and (b) The authori-zation to use proceeds from the issuance of securities for investments in a Conectiv subsidiary that will own contractual rights for non-utility, combus-tion turbine generating facilities. The SEC has currently "reserved jurisdic-tion" over these requests, which requires additional information to be filed by Conectiv prior to any SEC authorization.

  On September 28, 1999, the parties to the agreements for Conectiv's $800 million short-term credit facilities agreed to an amendment permitting a ratio of total indebtedness to total capitalization of 70% through December 31, 2000. As of December 31, 1999, the ratio of total indebtedness to total capi-talization computed in accordance with the terms of the credit agreements, which allow for an adjustment to increase common equity by the amount of the extraordinary item, was 63.5%.

  Long-term debt outstanding as of December 31, 1999, and 1998 is presented be-low:

                          Interest Rates    Due          1999         1998
                          -------------- ---------    -----------  -----------
                                                      (Dollars in Thousands)
First Mortgage Bonds:...      6.95%           2002    $    30,000  $    30,000
                              6.40%           2003         90,000       90,000
                           6.625%-8.15%  2011-2015        161,770      190,500
                           5.90%-7.60%   2017-2021        152,200      163,200
                           6.85%-8.50%   2022-2025        227,500      240,000
                           6.05%-7.00%   2028-2032         90,000       90,000
Amortizing First
 Mortgage Bonds.........      6.95%      2000-2008         22,962       24,149
                                                      -----------  -----------
                                                          774,432      827,849
                                                      -----------  -----------
Pollution Control Bonds
 and Notes..............   7.125%-7.25%  2000-2006          2,700        2,800
                              6.375%          2006          2,275        2,350
                              6.80%           2021         38,865       38,865
                           5.60%-7.20%   2025-2029         58,650       58,650
                                                      -----------  -----------
                                                          102,490      102,665
                                                      -----------  -----------
Medium-Term Notes
 (secured):.............      7.52%           1999             --       30,000
                              6.83%           2000         46,000       46,000
                              6.86%           2001         40,000       40,000
                              7.02%           2002         30,000       30,000
                           6.00%-7.18%        2003         40,000       40,000
                           6.19%-7.98%   2004-2008        223,000      223,000
                           7.25%-7.63%   2010-2014          8,000        8,000
                              7.68%      2015-2016         17,000       17,000
                                                      -----------  -----------
                                                          404,000      434,000
                                                      -----------  -----------
Medium-Term Notes
 (unsecured):...........      7.50%           1999             --       30,000
                           6.46%-9.29%        2002        136,000       36,000
                           6.63%-6,73%        2003         80,000       30,000
                           6.73%-8.30%        2004         85,000       35,000
                           6.73%-6.84%        2005         40,000       10,000
                           6.73%-6.75%        2006         40,000       20,000
                           7.06%-8.125%       2007        106,500      106,500
                           7.54%-7.62%        2017         40,700       40,700
                           6.59%-6.84%        2018         33,000       33,000
                           7.61%-9.95%   2019-2021         73,000       73,000
                              7.72%           2027         30,000       30,000
                                                      -----------  -----------
                                                          664,200      444,200
                                                      -----------  -----------
Other Obligations:......      7.44%           1999             --       15,000
                              8.00%           1999             --        3,351
                              7.11%           2001         57,125           --
                              7.11%           2002        171,375           --
                           6.00%-11.00%  2000-2002            819          193
                              9.65%           2002(1)       3,437        4,441
Unamortized premium and
 discount, net..........                                   (4,043)      (4,315)
Current maturities of
 long-term debt.........                                  (48,937)     (80,822)
                                                      -----------  -----------
Total long-term debt....                                2,124,898    1,746,562
Variable Rate Demand
 Bonds(2)...............                                  158,430      125,100
                                                      -----------  -----------
Total long-term debt and
 Variable Rate Demand
 Bonds..................                              $ 2,283,328  $ 1,871,662
                                                      ===========  ===========

--------
(1) Repaid through monthly payments of principal and interest over 15 years ending November 2002.

(2) The debt obligations of Conectiv's subsidiaries included VRDB in the amounts of $158.4 million and $125.1 million as of December 31, 1999 and 1998, respectively. The VRDB are classified as current liabilities because the VRDB are due on demand by the bondholder. However, bonds submitted to Conectiv's subsidiaries for purchase are remarketed by a remarketing agent on a best efforts basis. Management expects that bonds submitted for pur-chase will continue to be remarketed successfully due to the credit wor-thiness of Conectiv's subsidiaries and the bonds' interest rates being set at market. Conectiv's subsidiaries also may utilize one of the fixed rate/fixed term conversion options of the bonds. Thus, management consid-ers the VRDB to be a source of long-term financing. The $158.4 million balance of VRDB outstanding as of December 31, 1999, matures in 2009 ($12.5 million), 2014 ($18.2 million), 2017 ($30.4 million), 2024 ($33.33 million); 2028 ($15.5 million), 2029 ($30.0 million) and 2031 ($18.5 mil-
    lion). Average annual interest rates on the VRDB were 3.3% in 1999 and 3.4% in 1998.

NOTE 20. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The year-end fair values of certain financial instruments are listed below. The fair values were based on quoted market prices of Conectiv's securities or securities with similar characteristics.

                                            1999                  1998
                                    --------------------- ---------------------
                                     Carrying     Fair     Carrying     Fair
                                      Amount     Value      Amount     Value
                                    ---------- ---------- ---------- ----------
                                              (Dollars in Thousands)
Funds held by trustee.............  $  173,247 $  173,247 $  174,509 $  174,509
Preferred stock of subsidiaries
 subject to mandatory redemption..  $  188,950 $  163,900 $  188,950 $  194,178
Long-term debt....................  $2,124,898 $2,075,510 $1,746,562 $1,878,044

NOTE 21. LONG-TERM PURCHASED POWER CONTRACTS

  As of December 31, 1999, ACE's and DPL's commitments under long-term pur-chased power contracts were as follows: ACE-708 MW of capacity; DPL-243 MW of capacity; and DPL-100 MWH of firm electricity per hour. As discussed in Note 6 to the Consolidated Financial Statements, the net present value of expected losses under uneconomic purchased power contracts was included in the extraor-dinary item in the third quarter of 1999. Historical information is presented below for these contracts (including ACE from March 1, 1998 forward) and also includes amounts for the 116 MW NUG purchased power contract which was termi-nated on December 28, 1999, as discussed in Note 10 to the Consolidated Finan-cial Statements.

                                                           1999    1998   1997
                                                          ------  ------  -----
   Percent of system capacity............................   16.8%   17.6%   6.4%
   Percent of energy output..............................   23.4%   26.2%  12.1%
   Capacity charges ($ in millions)...................... $200.6  $182.7  $28.5
   Energy charges ($ in millions)........................ $144.4  $166.5  $38.1

  Based on existing contracts as of December 31, 1999, Conectiv's commitments during the next five years for capacity and energy under long-term purchased power contracts are estimated to be $312.6 million in 2000; $306.1 million in 2001; $310.2 million in 2002; $314.5 million in 2003; and $319.0 million in
2004.

  The terms of DPL's wholly-owned power plant sale agreement discussed in Note 13 to the Consolidated Financial Statements provide for DPL to purchase from NRG Energy, Inc. 500 MWH of firm electricity per hour from completion of the sale through December 31, 2005. DPL expects to use electricity purchased under this agreement and other purchased power agreements to fulfill its obligations in Delaware and Maryland as a default service provider. Recently, DPL entered into an agreement to purchase 350 MW of capacity and energy from PECO from March 2000 to February 2003. These planned power purchases are excluded from the commitments discussed above.

NOTE 22. LEASES

Nuclear Fuel

  The ownership interests of DPL and ACE in nuclear fuel at Peach Bottom, Sa-lem, and Hope Creek are financed through nuclear fuel energy contracts, which are accounted for as capital leases. Payments under the contracts are based on the quantity of nuclear fuel burned by the plants. The obligations of DPL and ACE under the contracts are generally the net book values of the nuclear fuel financed, which was $56.0 million, in total, as of December 31, 1999. As dis-cussed in Note 13 to the Consolidated Financial Statements, under sales agree-ments for the nuclear power plants which are pending completion, the nuclear fuel is to be sold at its net book value, in conjunction with the sale of the plants.

Lease Commitments

  DPL leases an 11.9% interest in the Merrill Creek Reservoir. The lease is an operating lease and payments over the remaining lease term, which ends in 2032, are $167.6 million in aggregate. As discussed in Note 6 to the Consoli-dated Financial Statements, the net present value of water-supply capacity from the Merrill Creek Reservoir in excess of the electric generating plants' requirements was included in the extraordinary item in the third quarter of 1999. DPL, ACE and other Conectiv subsidiaries also have long-term leases for certain other facilities and equipment. Minimum commitments as of December 31, 1999, under the Merrill Creek Reservoir lease and other lease agreements (ex-cluding payments under the nuclear fuel energy contracts, which cannot be rea-sonably estimated) are as follows: 2000--$19.7 million; 2001--$19.7 million; 2002--$19.7 million; 2003--$21.7 million; 2004--$19.1 million; after 2004--
$162.9 million; total--$262.8 million.

Rentals Charged To Operating Expenses

  The following amounts were charged to operating expenses for rental payments under both capital and operating leases.

                                                         1999    1998    1997
                                                        ------- ------- -------
                                                        (Dollars in Thousands)
   Interest on capital leases.......................... $ 2,466 $ 2,468 $ 1,548
   Amortization of capital leases......................  24,237  19,554   6,499
   Operating leases....................................  22,344  17,443  11,590
                                                        ------- ------- -------
                                                        $49,047 $39,465 $19,637
                                                        ======= ======= =======

Leveraged Leases

  The leveraged leases of Conectiv's subsidiaries included five aircraft leases and two containership leases as of December 31, 1999 and 1998. During 1999, declines in the estimated residual values of the airplanes and cargo container-ships leased by Conectiv's subsidiaries to third parties under leveraged leases resulted in a write-down of the investments in leveraged leases by $43.7 million before taxes ($26.7 million after taxes). The net in-vestment in leveraged leases as of December 31, 1999, and 1998 was as follows:

                                                            1999      1998
                                                          --------  --------
                                                             (Dollars in
                                                             Thousands)
   Rentals receivable (net of principal and interest on
    nonrecourse debt).................................... $ 66,771  $ 75,014
   Estimated residual value..............................    9,234    75,944
   Unearned and deferred income..........................   (3,844)  (28,702)
                                                          --------  --------
   Investment in leveraged leases........................   72,161   122,256
   Deferred income tax liability.........................   87,669   116,481
                                                          --------  --------
   Net investment in leveraged leases.................... $(15,508) $  5,775
                                                          ========  ========

NOTE 23. PENSION AND OTHER POSTRETIREMENT BENEFITS

Assumptions

                                                            1999  1998  1997
                                                            ----- ----- -----
   Discount rates used to determine projected benefit
    obligation as of December 31........................... 7.75% 6.75% 7.00%
   Expected long-term rates of return on assets............ 9.00% 9.00% 9.00%
   Rates of increase in compensation levels................ 4.50% 4.50% 5.00%
   Health care cost trend rate on covered charges.......... 6.50% 7.00% 7.50%

  The health-care cost trend rate, or the expected rate of increase in health-care costs, is assumed to gradually decrease to 5.0% by 2002. Increasing the health-care cost trend rates of future years by one percentage point would in-crease the accumulated postretirement benefit obligation by $15.9 million and would increase annual aggregate service and interest costs by $1.8 million. Decreasing the health-care cost trend rates of future years by one percentage point would decrease the accumulated postretirement benefit obligation by $14.0 million and would decrease annual aggregate service and interest costs by $1.6 million.

  The following schedules reconcile the beginning and ending balances of the pension and other postretirement benefit obligations and related plan assets for Conectiv. Other postretirement benefits include medical benefits for re-tirees and their spouses and retiree life insurance.

Change in Benefit Obligation

                                                       Other Postretirement
                                   Pension Benefits          Benefits
                                  -------------------  ----------------------
                                    1999      1998        1999        1998
                                  --------  ---------  ----------  ----------
                                           (Dollars in Thousands)
Benefit obligation at beginning
 of year......................... $748,689  $ 515,590  $  232,374  $   80,500
Merger with Atlantic.............       --    316,700          --     125,300
Service cost.....................   20,288     20,193       5,282       5,828
Interest cost....................   51,442     51,721      13,839      15,105
Plan participants' contribu-
 tions...........................       --         --         500         497
Plan amendments..................       --    (21,392)         --          --
Actuarial (gain) loss............  (75,244)    59,046     (43,861)     (2,863)
Special termination benefits.....       --     59,610          --       2,682
Curtailment (gain) loss..........       --    (10,256)         --       6,614
Settlement (gain) loss...........       --    (45,291)         --       6,457
Benefits paid....................  (64,671)  (197,232)     (9,436)     (7,746)
Other............................   (7,409)        --      (4,667)         --
                                  --------  ---------  ----------  ----------
Benefit obligation at end of
 year............................ $673,095  $ 748,689  $  194,031  $  232,374
                                  ========  =========  ==========  ==========

Change in Plan Assets

                                                         Other Postretirement
                                    Pension Benefits           Benefits
                                   --------------------  ----------------------
                                      1999       1998       1999       1998
                                   ----------  --------  ----------  ----------
                                            (Dollars in Thousands)
Fair value of assets at beginning
 of year.........................  $  951,474  $771,257  $   95,164  $  48,591
Merger with Atlantic.............          --   260,200          --     19,700
Actual return on plan assets.....     138,450   117,249      13,494      6,263
Employer contributions...........          --        --      25,017     27,859
Plan participant contributions...          --        --         500        497
Benefits paid....................     (64,671) (197,232)     (9,436)    (7,746)
Other............................      (7,409)       --      (4,667)        --
                                   ----------  --------  ----------  ---------
Fair value of assets at end of
 year............................  $1,017,844  $951,474  $  120,072  $  95,164
                                   ==========  ========  ==========  =========

Reconciliation of Funded Status of the Plans

                                                         Other Postretirement
                                    Pension Benefits           Benefits
                                   --------------------  ---------------------
                                     1999       1998       1999        1998
                                   ---------  ---------  ---------- ----------
                                            (Dollars in Thousands)
Funded status at end of year.....  $ 344,749  $ 202,785  $ (73,959) $ (137,210)
Unrecognized net actuarial
 (gain)..........................   (300,864)  (173,243)   (63,286)     (9,094)
Unrecognized prior service cost..      4,129      2,361        198         248
Unrecognized net transition (as-
 set) obligation.................    (13,009)   (15,773)    40,659      43,787
                                   ---------  ---------  ---------  ----------
Net amount recognized at end of
 year............................  $  35,005  $  16,130  $ (96,388) $ (102,269)
                                   =========  =========  =========  ==========

  Based on fair values as of December 31, 1999, the pension plan assets were comprised of publicly traded equity securities ($723.5 million or 71.1%) and fixed income obligations ($294.3 million or 28.9%). Based on fair values as of December 31, 1999, the other postretirement benefit plan assets included eq-uity securities ($74.8 million or 62.3%) and fixed income obligations ($45.3 million or 37.3%).

Components of Net Periodic Benefit Cost

                                                         Other Postretirement
                               Pension Benefits                Benefits
                          ----------------------------  -------------------------
                            1999      1998      1997     1999     1998     1997
                          --------  --------  --------  -------  -------  -------
                                        (Dollars in Thousands)
Service cost............  $ 20,288  $ 18,933  $ 12,779  $ 5,282  $ 5,221  $ 2,393
Interest cost...........    51,442    48,291    34,173   13,839   13,636    5,547
Expected return on
 assets.................   (83,999)  (81,259)  (60,020)  (6,769)  (4,845)  (2,580)
Amortization of:
  Transition obligation
   (asset)..............    (2,764)   (2,764)   (3,314)   3,128    3,244    3,617
  Prior service cost....       406     1,911     2,035       49       50       53
  Actuarial (gain)......    (4,248)   (9,165)   (7,814)  (1,059)    (567)    (712)
                          --------  --------  --------  -------  -------  -------
Benefit cost before
 items below............   (18,875)  (24,053)  (22,161)  14,470   16,739    8,318
Special termination
 benefits...............        --    59,610        --       --    2,682       --
Curtailment (gain)
 loss...................        --   (10,256)       --       --    6,614       --
Settlement (gain) loss..        --   (45,291)       --       --    6,457       --
                          --------  --------  --------  -------  -------  -------
Total net periodic
 benefit cost...........  $(18,875) $(19,990) $(22,161) $14,470  $32,492  $ 8,318
                          ========  ========  ========  =======  =======  =======
Portion of net periodic
 benefit cost included
 in results of
 operations.............  $(13,892) $(22,258) $(16,621) $10,935  $20,440  $ 6,239
                          ========  ========  ========  =======  =======  =======

  The special termination benefits and curtailment and settlement gains and losses shown above for 1998 resulted from Merger-related employee separation programs discussed in Note 5 to the Consolidated Financial Statements.

  Conectiv also maintains 401(k) savings plans for covered employees. Conectiv contributes to the plan, in the form of Conectiv stock, at varying levels up to $0.50 for each dollar contributed by employees, up to 6% of employee base pay. The amount expensed for Conectiv's matching contributions was $5.6 mil-lion in 1999, $4.9 million in 1998, and $3.0 million in 1997.

NOTE 24. COMMITMENTS AND CONTINGENCIES

Commitments

  Conectiv's expected capital and acquisition expenditures are estimated to be approximately $375 million to $400 million in 2000.

  See Note 21 to the Consolidated Financial Statements for commitments related to long-term purchased power contracts and Note 22 to the Consolidated Finan-cial Statements for commitments related to leases.

Environmental Matters

  Conectiv's subsidiaries are subject to regulation with respect to the envi-ronmental effects of their operations, including air and water quality con-trol, solid and hazardous waste disposal, and limitations on land use by vari-ous federal, regional, state, and local authorities. Federal and state stat-utes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practic-es. Conectiv's current liabilities include $3.0 million as of December 31, 1999, and 1998, respectively, for potential clean-up and other costs related to sites at which a Conectiv subsidiary is a potentially responsible party or alleged to be a third party contributor. Conectiv does not expect such future costs to have a material effect on its financial position or results of opera-tions.

Nuclear Insurance

  In conjunction with the ownership interests of DPL and ACE in Peach Bottom, Salem, and Hope Creek, they could be assessed for a portion of any third-party claims associated with an incident at any commercial nuclear power plant in the United States. Under the provisions of the Price Anderson Act, if third-party claims relating to such an incident exceed $200 million (the amount of primary insurance), they could be assessed up to $57.0 million on an aggregate basis for such third-party claims. In addition, Congress could impose a reve-nue-raising measure on the nuclear industry to pay such claims.

  The co-owners of Peach Bottom, Salem, and Hope Creek maintain property in-surance coverage of approximately $2.8 billion for each unit for loss or dam-age to the units, including coverage for decontamination expense and premature decommissioning. In addition, Conectiv is a member of an industry mutual in-surance company, which provides replacement power cost coverage in the event of a major accidental outage at a nuclear power plant. Under these coverages, Conectiv is subject to potential retrospective loss experience assessments of up to $7.3 million on an aggregate basis.

NOTE 25. BUSINESS SEGMENTS

  The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In ac-cordance with SFAS No. 131, Conectiv's business segments were determined from Conectiv's internal organization and management reporting, which are based primarily on differences in products and services. Conectiv's business seg-ments under SFAS No. 131 are as follows: "Energy"--generates, purchases, and sells electricity (includes trading activities), also operates power plants and thermal heating and cooling systems; "Power Delivery"--delivers electric-ity and gas to customers at regulated prices over transmission and distribu-tion systems; "Telecommunications"--represents services provided by Conectiv Communications Inc. (CCI), including local and long-distance telephone service and Internet services; "HVAC"--represents heating, ventilation, and air condi-tioning (HVAC) services provided by Conectiv Services, Inc. (CSI). Segment in-formation for 1998 and 1997 has been restated to conform with the current pre-sentation.

  All revenues of Conectiv's business segments are from customers located in the United States. Also, all assets of Conectiv's business segments are lo-cated in the United States.

  As discussed in Note 9 to the Consolidated Financial Statements, Conectiv's electricity supply businesses were deregulated in the third quarter of 1999. Prior to deregulation, billings to electric customers included unspecified amounts for electricity supply and delivery; during this period revenues were allocated directly to the Energy and Power Delivery business segments based on the cost of services provided.

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

  The business segments' operating results are evaluated based on "earnings before interest and income taxes," which is generally equivalent to Operating Income plus Other Income, less certain interest charges allocated to the busi-ness segments. "Earnings before interest and income taxes" for 1999 and 1998 exclude the "Special charges" which are discussed in Note 5 to the Consoli-dated Financial Statements. "All Other" business segments' "earnings before interest and income taxes" for 1999 includes $42.1 million from equity in earnings of Enertech as discussed in Note 7 to the Consolidated Financial Statements. "Earnings before interest and income taxes" for 1998 includes the January and February 1998 (pre-Merger) operating results of the former Atlan-tic-owned companies. "Earnings before interest and income taxes" for the En-ergy business segment in 1998 includes $17.7 million of equity in earnings of a nonutility generation joint venture. "Earnings before interest and income taxes" for 1997 excludes the gain on the sale of the Pine Grove landfill and its related waste-hauling company, which is discussed in Note 7 to the Consol-idated Financial Statements.

  For internal management reporting purposes, Investments and Property, Plant and Equipment are assigned to business segments, but Current Assets and De-ferred Charges and Other Assets are not.

                                                                                         As of
                                     Year Ended December 31, 1999                  December 31, 1999
                         --------------------------------------------------------  -----------------
                                       Depreciation     Earnings                    Investments and
                                           and       Before Interest   Capital      Property, Plant
Business Segments         Revenues     Amortization     and Taxes    Expenditures     & Equipment
-----------------        ----------    ------------  --------------- ------------  -----------------
                                                 (Dollars in Thousands)
Energy.................. $3,002,736      $132,538       $271,181       $ 88,677       $1,064,159
Power Delivery..........    765,551        91,519        260,835        115,273        2,223,571
Telecommunications......     36,253         5,229        (43,344)        54,798          116,101
HVAC....................    134,942         3,316        (13,655)         1,172           21,623
All Other...............      6,470         2,981         34,339         17,316          288,229
                         ----------      --------       --------       --------       ----------
                         $3,945,952(1)   $235,583(2)    $509,356(3)    $277,236(4)    $3,713,683(5)
                         ==========      ========       ========       ========       ==========

--------
(1) Includes intercompany revenues which are eliminated in consolidation as follows: Energy business segment--$195,498; Telecommunications--$4,482; All Other business segments--$1,075.
(2) Excludes $7,073 of goodwill amortization pursuant to the Merger and $28,692 of depreciation classified in business segment operating expenses which are included in consolidated depreciation and amortization expense.
(3) The following items are subtracted from "earnings before interest and in-come taxes" to arrive at consolidated income before income taxes and ex-traordinary item: (a) $182,451 of interest expense and preferred stock dividends, (b) $105,648 of Special Charges, which are discussed in Note 5 to the Consolidated Financial Statements, and (c) $1,863 of net Merger-re-lated consolidation adjustments.
(4) Consolidated capital expenditures of $320,395 include $43,159 of shared services' capital expenditures which are excluded above.
(5) Excludes $273,972 of shared services' property, plant & equipment and cer-tain investments, all Current Assets ($793,995), and all Deferred Charges and Other Assets ($1,356,812) which are included in total consolidated as-sets of $6,138,462. Amounts invested in equity method investees as of De-cember 31, 1999 were $60,371 by Energy and $26,601 by All Other business segments.

                                                                                         As of
                                     Year Ended December 31, 1998                  December 31, 1998
                         --------------------------------------------------------  -----------------
                                       Depreciation     Earnings                    Investments and
                                           and       Before Interest   Capital      Property, Plant
Business Segments         Revenues     Amortization     and Taxes    Expenditures     & Equipment
-----------------        ----------    ------------  --------------- ------------  -----------------
                                                 (Dollars in Thousands)
Energy.................. $2,450,274      $130,863       $267,463       $ 41,254       $1,985,956
Power Delivery..........    666,894        88,612        256,886        102,651        2,139,111
Telecommunications......     10,620         2,992        (29,591)        25,814           66,751
HVAC....................     94,907         1,984        (21,676)           955           45,622
All Other...............     14,096         3,781         (9,570)        13,919          316,264
                         ----------      --------       --------       --------       ----------
                         $3,236,791(1)   $228,232(2)    $463,512(3)    $184,593(4)    $4,553,704(5)
                         ==========      ========       ========       ========       ==========

--------
(1) Includes $165,185 of revenues for January to February 1998 of the formerly Atlantic-owned companies which are excluded from consolidated revenues of $3,071,606.
(2) Includes $14,629 of depreciation for January to February 1998 of the for-merly Atlantic-owned companies which is excluded from consolidated depre-ciation expense of $241,420. Excludes $6,174 of goodwill amortization pur-suant to the Merger and $21,643 of depreciation classified in business segment operating expenses which are included in consolidated depreciation and amortization expense.
(3) The following items are subtracted from "earnings before interest and tax-es" to arrive at consolidated income before income taxes and extraordinary item: (a) $20,914 for the January to February 1998 "earnings before inter-est and taxes" of the formerly Atlantic-owned companies; (b) $27,704 of employee separation and other Merger-related costs; (c) $154,044 of interest expense and pre-ferred stock dividends; and (d) $1,832 of net Merger-related consolidation adjustments.
(4) Consolidated capital expenditures of $224,831 include $53,862 of shared services' capital expenditures which are excluded above and exclude $13,624 of January to February 1998 capital expenditures of the formerly Atlantic-owned companies which are included above.
(5) Excludes $314,361 of shared services' property, plant & equipment and cer-tain investments, all Current Assets ($723,872), and all Deferred Charges and Other Assets ($495,737) which are included in total consolidated as-sets of $6,087,674. Amounts invested in equity method investees as of De-cember 31, 1998 were $62,420 by Energy and $15,854 by All Other business segments.

                                                                                      As of
                                     Year Ended December 31, 1997               December 31, 1997
                         -----------------------------------------------------  ------------------
                                    Depreciation     Earnings                    Investments and
                                        and       Before Interest   Capital      Property, Plant
Business Segments         Revenues  Amorization      and Taxes    Expenditures     & Equipment
-----------------        ---------- ------------  --------------- ------------  ------------------
                                                 (Dollars in Thousands)
Energy.................. $  955,676   $ 63,554       $117,187       $ 27,579        $  969,900
Power Delivery..........    351,454     49,292        133,359         76,581         1,145,872
Telecommunications......      1,671        697         (9,510)        35,198            43,989
HVAC....................     64,928      1,747        (10,515)         3,074            21,298
All Other...............     41,638      5,704         10,522          3,708            65,683
                         ----------   --------       --------       --------        ----------
                         $1,415,367   $120,994(1)    $241,043(2)    $146,140(3)     $2,246,742(4)
                         ==========   ========       ========       ========        ==========

--------
(1) Excludes $15,346 of depreciation expense classified in business segment operating expenses which is included in total consolidated depreciation and amortization expense of $136,340.
(2) Excludes the $22,910 pre-tax gain on the sale of the Pine Grove landfill and waste-hauling company and $90,580 of interest expense and preferred stock dividends which are reflected in consolidated income before income taxes and extraordinary item.
(3) Excludes $10,668 of shared services' capital expenditures included in con-solidated capital expenditures of $156,808.
(4) Excludes $181,435 of shared services' property, plant & equipment and cer-tain investments, all Current Assets ($340,891), and all Deferred Charges and Other Assets ($246,413) which are included in total consolidated as-sets of $3,015,481.

NOTE 26. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The quarterly data presented below reflect all adjustments necessary in the opinion of Conectiv management for a fair presentation of the interim results. Quarterly data normally vary seasonally because of temperature variations, differences between summer and winter rates, the timing of rate orders, and the scheduled downtime and maintenance of electric generating units.

                                                  1999
                            --------------------------------------------------
                             First    Second    Third      Fourth
                            Quarter  Quarter   Quarter    Quarter      Year
                            -------- -------- ----------  --------  ----------
                            (Dollars in Thousands, Except Per Share Amounts)
Operating Revenues........  $946,585 $802,480 $1,080,412  $915,420  $3,744,897
Operating Income..........   102,538   85,858    107,333    49,860     345,589
Income Before
 Extraordinary Item.......    48,695   31,359     20,239    13,285     113,578
Extraordinary Item(1).....        --       --   (271,106)  (40,612)   (311,718)
Net Income (Loss).........    48,695   31,359   (250,867)  (27,327)   (198,140)
Earnings (Loss) Per Common
 Share
  Before Extraordinary
   Item...................      0.47     0.31       0.15      0.19        1.14
  Extraordinary Item......        --       --      (3.04)    (0.34)      (3.16)
Earnings (Loss) Per Class
 A Common Share
  Before Extraordinary
   Item...................      0.20     0.20       1.25     (0.51)       1.14
  Extraordinary Item......        --       --      (0.83)    (1.93)      (2.71)

--------
(1) For information concerning the extraordinary item recorded in the third and fourth quarters of 1999, see Note 6 to the Consolidated Financial Statements.

  As discussed in Note 5 to the Consolidated Financial Statements, special charges were recorded in the third quarter of 1999 primarily for write-downs of investments in non-utility businesses and accrued employee separation costs. These special charges decreased operating income by $105.6 million, in-come before extraordinary item by $71.6 million, third quarter 1999 earnings per share of common stock by $0.80, and third quarter 1999 earnings per share of Class A common stock by $0.30.

  As discussed in Note 7 to the Consolidated Financial Statements, Conectiv recorded investment income in 1999 for equity in the earnings of the Enertech venture capital fund. This investment income increased (a) income before ex-traordinary item and earnings per share of common stock in the first quarter of 1999 by $9.4 million and $0.09, respectively, and (b) income before ex-traordinary item and earnings per share of common stock in the fourth quarter of 1999 by $14.2 million and $0.16, respectively,

                                                   1998
                             -------------------------------------------------
                              First     Second    Third     Fourth
                             Quarter   Quarter   Quarter   Quarter     Year
                             --------  -------- ---------- -------- ----------
                             (Dollars in Thousands, Except Per Share Amounts)
Operating Revenues.......... $503,591  $684,039 $1,012,479 $871,497 $3,071,606
Operating Income............   22,163   109,429    200,755   54,568    386,915
Net Income (Loss)...........   (3,978)   39,344     93,668   24,167    153,201
Earnings (Loss) Per Common
 Share......................    (0.06)     0.37       0.83     0.24       1.50
Earnings (Loss) Per Class A
 Common Share...............     0.02      0.31       1.44     0.04       1.82

  As discussed in Note 5 to the Consolidated Financial Statements, special charges for the cost of DPL employee separations associated with the Merger-related workforce reduction and other Merger-related costs were recorded in 1998. These special charges caused (a) operating income, net income, and earn-ings per share of common stock to decrease by $40.6 million, $24.6 million, and $0.33, respectively, in the first quarter of 1998, and (b) operating in-come, net income, and earnings per share of common stock to increase by $14.3 million $8.6 million, and $0.09, respectively, in the second quarter of 1998.

  The total of 1999 and 1998 quarterly earnings per share does not equal an-nual earnings per share for 1999 and 1998, respectively, due to different amounts for average quarterly common shares outstanding. The quarterly average number of common shares and Class A common shares outstanding during 1999 and 1998 are presented below.

                                                     Average Number of Shares
                                                            Outstanding
                                                   -----------------------------
                                                                      Class A
                                                    Common Stock   Common Stock
                                                   --------------- -------------
                                                    1999    1998    1999   1998
                                                   ------- ------- ------ ------
                                                       (Thousands of Shares)
   First Quarter.................................. 100,532  74,684  6,561  6,561
   Second Quarter.................................  98,120 101,063  6,408  6,561
   Third Quarter..................................  87,711 101,011  5,743  6,561
   Fourth Quarter.................................  86,916 100,592  5,742  6,561

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  "Proposal No. 1--Election of Directors" is incorporated by reference herein from the Definitive Proxy Statement which was filed with the SEC on February 22, 2000.

  Information about Conectiv's executive officers is included under Item 1.

  Information about reporting on Form 4, Statement of Changes in Beneficial Ownership of Securities, and on Form 5, Annual Statement of Beneficial Owner-ship of Securities, is incorporated by reference herein from the "Section 16(a) Beneficial Ownership Compliance" section of the Definitive Proxy State-ment which was filed with the SEC on February 22, 2000.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 11 of Form 10-K is incorporated herein by reference from Conectiv's Definitive Proxy Statement, which was filed with the SEC on February 22, 2000, except that the Report of the Personnel & Compensa-tion Committee and the Stock Performance Chart are specifically excluded.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 of Form 10-K is set forth under the heading "Security Ownership of Directors, Executive Officers and Certain Bene-ficial Owners" in the Definitive Proxy Statement which was filed with the SEC on February 22, 2000 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 of Form 10-K is set forth under the heading "Personnel & Compensation Committee Interlocks and Insider Participa-tion" in the Definitive Proxy Statement which was filed with the SEC on Febru-ary 22, 2000 and is incorporated herein by reference.

                                     III-1

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed As Part Of This Report

  1. Financial Statements

  The following financial statements are contained in Item 8 of Part II.

                                                                       Page No.
                                                                       ---------
Report of Independent Accountants....................................  II-27
Consolidated Statements of Income for the years ended December 31,
 1999, 1998, and 1997................................................  II-28
Consolidated Statements of Cash Flows for the years ended December
 31, 1999, 1998, and 1997............................................  II-29
Consolidated Balance Sheets as of December 31, 1999 and 1998.........  II-30, 31
Consolidated Statements of Changes in Common Stockholders' Equity for
 the years ended December 31, 1999, 1998, and 1997...................  II-32
Notes to Consolidated Financial Statements...........................  II-33

  2. Financial Statement Schedules

  Schedule I, Condensed Financial Information of Registrant, and Schedule II, Valuation and Qualifying Accounts, are presented below. No other financial statement schedules have been filed since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the respective financial statements or the notes thereto.

                                  Schedule 1
                 Condensed Financial Information of Registrant

  Condensed financial statements of Conectiv, the holding company, are pre-sented below. Conectiv accounts for its subsidiaries on the equity method of accounting. Since Conectiv was established through a series of merger transac-tions on March 1, 1998, the periods presented for the Statements of Income and Statements of Cash Flows do not include 1997 and January to February of 1998.

  Conectiv's $250 million balance of long-term debt matures as follows: $100 million in 2002; $50 million in 2003; $50 million in 2004; $30 million in 2005; and $20 million in 2006. For additional information see Note 19 to the Consolidated Financial Statements included in Item 8 of Part II.

  For information concerning Conectiv's common stock and Class A common stock, see Notes 16 and 17, respectively, to the Consolidated Financial Statements included in Item 8 of Part II.

  Cash dividends received by Conectiv from consolidated subsidiaries were $135.7 million in 1999 and $132.4 million in 1998.

                                    CONECTIV

                              STATEMENTS OF INCOME

                                                     Year Ended December 31,
                                                     -------------------------
                                                         1999         1998
                                                     ------------  -----------
                                                      (Dollars in Thousands)
Operating Expenses.................................. $      2,003  $     1,639
                                                     ------------  -----------
Operating Income....................................       (2,003)      (1,639)
                                                     ------------  -----------
Other Income
  Equity in earnings of consolidated subsidiaries
   excluding extraordinary item.....................      129,209      156,511
  Other income......................................          513          624
                                                     ------------  -----------
                                                          129,722      157,135
                                                     ------------  -----------
Interest Expense....................................       22,557        3,914
                                                     ------------  -----------
Income Before Income Taxes And Extraordinary Item...      105,162      151,582
                                                     ------------  -----------
Income Tax Benefit, Excluding Income Taxes
 Applicable To Extraordinary Item...................       (8,416)      (1,619)
                                                     ------------  -----------
Income Before Extraordinary Item....................      113,578      153,201
                                                     ------------  -----------
Equity In Extraordinary Item Of Consolidated
 Subsidiaries.......................................     (311,718)          --
                                                     ------------  -----------
Net Income (Loss)................................... $   (198,140) $   153,201
                                                     ============  ===========

As discussed on IV-1, the above amounts are for Conectiv, the holding company; not Conectiv on a consolidated basis.

                                    CONECTIV

                            STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
                                                      (Dollars in Thousands)
Cash Flows From Operating Activities
  Net income (loss).................................. $  (198,140) $   153,201
  Adjustments to reconcile net income to net cash
     provided by operating activities
    Equity in loss (earnings) of subsidiaries........     182,509     (156,511)
    Net change in:
      Accounts receivable............................       9,742      (16,124)
      Taxes accrued..................................      (4,476)       5,903
      Other current assets and liabilities...........      (2,992)      (4,501)
  Dividends received from subsidiaries...............     135,691      132,357
  Other, net.........................................       2,380         (170)
                                                      -----------  -----------
    Net cash provided by operating activities........     124,714      114,155
                                                      -----------  -----------
Cash Flows From Investing Activities
  Increase in loans receivable from subsidiaries.....     (48,130)     (45,456)
  Decrease (increase) in notes receivable from
   subsidiaries......................................      16,452     (168,003)
  Capital contributions to subsidiaries..............     (39,018)     (27,496)
  Other, net.........................................         143          239
                                                      -----------  -----------
    Net cash used by investing activities............     (70,553)    (240,716)
                                                      -----------  -----------
Cash Flows From Financing Activities
  Common dividends paid..............................    (135,134)    (130,451)
  Common stock issued................................          68           --
  Common stock redeemed..............................    (390,397)     (11,135)
  Long-term debt issued..............................     250,000           --
  Long-term debt redeemed............................          --      (53,500)
  Net change in short-term debt......................     210,685      339,000
  Costs of issuances and refinancings................      (4,114)         365
                                                      -----------  -----------
    Net cash provided (used) by financing
     activities......................................     (68,892)     144,279
                                                      -----------  -----------
  Net change in cash and cash equivalents............     (14,731)      17,718
  Beginning of year cash and cash equivalents........      18,691          973
                                                      -----------  -----------
  End of year cash and cash equivalents.............. $     3,960  $    18,691
                                                      ===========  ===========

As discussed on IV-1, the above amounts are for Conectiv, the holding company; not Conectiv on a consolidated basis.

                                    CONECTIV

                                 BALANCE SHEETS

                                                           As of December 31,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
                                                               (Dollars in
                                                               Thousands)
ASSETS
Current Assets
  Cash and cash equivalents.............................. $    3,960 $   18,691
  Dividends receivable from subsidiaries.................     23,536     43,953
  Accounts receivable....................................        600        467
  Loans receivable from subsidiaries.....................    136,456     45,456
  Other..................................................      1,838         --
                                                          ---------- ----------
                                                             166,390    108,567
                                                          ---------- ----------
Investments
  Investment in subsidiary companies.....................  1,647,529  1,957,463
  Notes receivable from subsidiary companies.............    151,178    176,094
  Other investments......................................      5,675         --
                                                          ---------- ----------
                                                           1,804,382  2,133,557
                                                          ---------- ----------
Deferred Charges And Other Assets
  Unamortized debt expense...............................      1,477         --
  Deferred charges.......................................        297        239
                                                          ---------- ----------
                                                               1,774        239
                                                          ---------- ----------
                                                          ---------- ----------
Total Assets............................................. $1,972,546 $2,242,363
                                                          ========== ==========

As discussed on IV-1, the above amounts are for Conectiv, the holding company; not Conectiv on a consolidated basis.

                                    CONECTIV

                                 BALANCE SHEETS

                                                         As of December 31,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
                                                             (Dollars in
                                                             Thousands)
CAPITALIZATION AND LIABILITIES
Current Liabilities
  Short-term debt...................................... $  549,685  $  339,000
  Taxes accrued........................................      8,231      12,707
  Dividends payable....................................     25,983      45,845
  Other................................................        474       1,529
                                                        ----------  ----------
                                                           584,373     399,081
                                                        ----------  ----------
Deferred income taxes..................................         --         121
                                                        ----------  ----------
Capitalization
  Common stock: $0.01 per share par value 150,000,000
   shares authorized; shares outstanding--86,173,169 in
   1999, and 100,516,768 in 1998.......................        863       1,007
  Class A common stock, $0.01 par value; 10,000,000
   shares authorized; shares outstanding-- 5,742,315 in
   1999, 6,560,612 in 1998.............................         57          66
  Additional paid-in-capital--common stock.............  1,085,060   1,462,675
  Additional paid-in-capital--Class A common stock.....     93,738     107,095
  Accumulated deficit/retained earnings................    (36,472)    276,939
                                                        ----------  ----------
                                                         1,143,246   1,847,782
  Treasury shares, at cost.............................     (3,446)     (3,797)
  Unearned compensation................................     (1,627)       (824)
                                                        ----------  ----------
  Total common stockholders' equity....................  1,138,173   1,843,161
  Long-term debt.......................................    250,000          --
                                                        ----------  ----------
                                                         1,388,173   1,843,161
                                                        ----------  ----------
Total Capitalization and Liabilities................... $1,972,546  $2,242,363
                                                        ==========  ==========

As discussed on IV-1, the above amounts are for Conectiv, the holding company; not Conectiv on a consolidated basis.

                                  Schedule II
                       Valuation and Qualifying Accounts
                   Years Ended December 31, 1999, 1998, 1997
                            (Dollars in thousands)

                            Column B      Column C         Column D   Column E
                            --------- -----------------   ----------  --------
                                          Additions
                                      -----------------
                             Balance  Charged  Charged                Balance
                               at        to       to                     at
                            beginning cost and  other                  end of
Description                 of period expenses accounts   Deductions   period
-----------                 --------- -------- --------   ----------  --------
1999
Allowance for doubtful
 accounts..................  $4,743   $23,917   $1,000    $18,096(b)  $11,564
1998
Allowance for doubtful
 accounts..................     196     8,697    3,500(a)   7,650(b)    4,743
1997
Allowance for doubtful
 accounts..................      --     3,344       --      3,148(b)      196

--------
(a) Consolidation of ACE's balance due to the Merger discussed in Note 4 to the Consolidated Financial Statements included in Item 8 of Part II.
(b) Accounts receivable written off.

  3. Exhibits

Exhibit
Number
-------
2        Amended and Restated Agreement and Plan of Merger, dated as of December 26,
         1996 between DPL, Atlantic Energy, Inc., Conectiv and DS Sub, Inc. (filed with Registration Statement No. 333-18843)

3-A      Restated Certificate of Incorporation of Conectiv, filed with Delaware
         Secretary of State, effective as of March 2, 1998 (filed with Conectiv's
         Current Report on Form 8-K dated March 6, 1998)

3-B Certificate to change name from Conectiv, Inc. to Conectiv filed with the Delaware Secretary of State pursuant to Section 102(a) of the Delaware
         General Corporation Law (filed with Conectiv's Current Report on Form 8-K dated March 6, 1998)

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

3-G      Conectiv's By-Laws as amended February 16, 1999 (filed with Conectiv's 1999
         Report on Form 10-K)


Exhibit
Number
-------
10-A     Conectiv Incentive Compensation Plan (filed with Conectiv, Inc. Registration
         Statement No. 333-18843)

10-B     Conectiv Deferred Compensation Plan, effective January 1, 1999 (filed with
         Conectiv's 1999 Report on Form 10-K)

10-C     Change-in-Control Severance Agreement between Conectiv and certain executive officers (filed with Conectiv's 1999 Report on Form 10-K)

10-D Change-in-Control Severance Agreement between Conectiv and certain select employees (filed with Conectiv's 1999 Report on Form 10-K)

10-E     Stockholders Rights Agreement between Conectiv and Conectiv Resource
         Partners, Inc. as of April 23, 1998 (filed with Conectiv's Current Report on
         Form 8-K dated April 22, 1998

12       Ratio of earnings to fixed charges (filed herewith)

21       Subsidiaries of the registrant (filed herewith)

23       Consent of Independent Public Accountants (filed herewith)

27       Financial Data Schedule (filed herewith)

99       Pro Forma Financial Statements -- Generation Asset Sale and Transfer (filed herewith)

(b) Reports on Form 8-K

  The following Reports on Form 8-K were filed in the fourth quarter of 1999:

  On October 7, 1999, Conectiv filed a Report on Form 8-K dated September 30, 1999 reporting on Item 5, Other Events, and Item 7 (c), Exhibits.

  On October 26, 1999, Conectiv filed a Report on Form 8-K dated October 26, 1999 reporting on Item 5, Other Events.

                                  Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.
                                          Conectiv

                                           (Registrant)

                                                 /s/ John C. van Roden
                                          By __________________________________
                                                     John C. van Roden
                                              Senior Vice President and Chief
                                                     Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis-trant and in the capacities indicated, on March 29, 2000.

                 Signature                                     Title
                 ---------                                     -----

        /s/ Howard E. Cosgrove              Chairman of the Board, President, and Chief
___________________________________________  Executive Officer
           (Howard E. Cosgrove)

         /s/ John C. van Roden              Senior Vice President and Chief Financial
___________________________________________  Officer
            (John C. van Roden)

          /s/ James P. Lavin                Controller and Chief Accounting Officer
___________________________________________
             (James P. Lavin)

        /s/ R. Franklin Balotti             Director
___________________________________________
           (R. Franklin Balotti)

         /s/ Robert D. Burris               Director
___________________________________________
            (Robert D. Burris)

       /s/ Audrey K. Doberstein             Director
___________________________________________
          (Audrey K. Doberstein)

         /s/ Michael B. Emery               Director
___________________________________________
            (Michael B. Emery)

           /s/ Sarah I. Gore                Director
___________________________________________
              (Sarah I. Gore)

         /s/ Jerrold L. Jacobs              Director
___________________________________________
            (Jerrold L. Jacobs)

        /s/ Richard B. McGlynn              Director
___________________________________________
           (Richard B. McGlynn)

         /s/ Bernard J. Morgan              Director
___________________________________________
            (Bernard J. Morgan)

                                 Exhibit Index

 Exhibit
 Number  Description
 ------- -----------
   12    Ratio of Earnings to Fixed Charges
   21    Subsidiaries of the registrant
   23    Consent of Independent Accountants
   27    Financial Data Schedule
   99    Pro Forma Information Financial Statements - Generation Asset
         Sale and Transfer