Form 10-Q
period 2000-03-31
CONECTIV
filed 2000-05-12
CIK 1029590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000

OR
--

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

Commission file number     1-13895

                                   CONECTIV
                                   --------
            (Exact name of registrant as specified in its charter)

        Delaware                                        51-0377417
--------------------------                             ------------
 (State of incorporation)                            (I.R.S. Employer
                                                     Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware       19899
---------------------------------------------------    ------------
     (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     302-429-3114
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

                       Yes    X   No
                             ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                      Shares Outstanding at March 31, 2000
----------------------------------      ------------------------------------
Common Stock, $0.01 par value                        84,715,675
Class A Common Stock, $0.01 par value                 5,742,315

                                   CONECTIV
                                   --------

                               Table of Contents
                               -----------------


                                                                           Page
                                                                           -----


Part I.    Financial Information:

  Item 1.    Financial Statements

             Consolidated Statements of Income for the three months
             ended March 31, 2000, and March 31, 1999..................        1

             Consolidated Balance Sheets as of March 31, 2000, and
             December 31, 1999.........................................      2-3

             Consolidated Statements of Cash Flows for the
             three months ended March 31, 2000, and March 31, 1999.....        4

             Notes to Consolidated Financial Statements................     5-10

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    11-19

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk       20


Part II.     Other Information

  Item 1.    Legal Proceedings.........................................       21

  Item 4.    Submission of Matters to a Vote of Security Holders.......       21

  Item 6.    Exhibits and Reports on Form 8-K..........................       21

Signature    ..........................................................       22

                       PART I.    FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                                   CONECTIV
                                   --------
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                                      Three Months Ended
                                                                           March 31,
                                                                 -----------------------------
                                                                     2000            1999
                                                                 -------------   -------------
OPERATING REVENUES
  Electric                                                          $ 630,295       $ 563,313
  Gas                                                                 274,493         291,850
  Other services                                                      140,557          91,422
                                                                 -------------   -------------
                                                                    1,045,345         946,585
                                                                 -------------   -------------

OPERATING EXPENSES
  Electric fuel and purchased energy and capacity                     331,304         278,614
  Gas purchased                                                       251,619         271,613
  Other services' cost of sales                                       118,437          73,933
  Operation and maintenance                                           156,878         134,251
  Depreciation and amortization                                        63,930          66,883
  Taxes other than income taxes                                        21,231          18,753
                                                                 -------------   -------------
                                                                      943,399         844,047
                                                                 -------------   -------------
OPERATING INCOME                                                      101,946         102,538
                                                                 -------------   -------------

OTHER INCOME                                                           12,315          23,113
                                                                 -------------   -------------

INTEREST EXPENSE
  Interest charges                                                     54,157          40,260
  Allowance for borrowed funds used during
    construction and capitalized interest                              (1,693)         (1,566)
                                                                 -------------   -------------
                                                                       52,464          38,694
                                                                 -------------   -------------

PREFERRED STOCK DIVIDEND
  REQUIREMENTS OF SUBSIDIARIES                                          5,049           4,948
                                                                 -------------   -------------

INCOME BEFORE INCOME TAXES                                             56,748          82,009

INCOME TAXES                                                           24,211          33,314
                                                                 -------------   -------------

NET INCOME                                                          $  32,537       $  48,695
                                                                 =============   =============


EARNINGS (LOSS) APPLICABLE TO COMMON STOCK
    Common stock                                                    $  34,990       $  47,358
    Class A common stock                                               (2,453)          1,337
                                                                 -------------   -------------
                                                                    $  32,537       $  48,695
                                                                 =============   =============

COMMON STOCK
  Average shares outstanding (000)
    Common stock                                                       85,568         100,532
    Class A common stock                                                5,742           6,561
  Earnings (loss) per average share--basic and diluted
    Common stock                                                        $0.41           $0.47
    Class A common stock                                               ($0.43)          $0.20
  Dividends declared per share
    Common stock                                                        $0.22          $0.385
    Class A common stock                                                $0.80           $0.80

         See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)



                                                         March 31,      December 31,
                                                           2000            1999
                                                       --------------  --------------
ASSETS

Current Assets
    Cash and cash equivalents                            $   80,545      $   56,239
    Accounts receivable, net of allowances of
         $14,578 and $11,564, respectively                  674,387         544,463
    Inventories, at average cost
         Fuel (coal, oil and gas)                            51,640          65,360
         Materials and supplies                              59,386          58,177
    Deferred energy supply costs                              2,116           8,612
    Other prepayments                                        11,500          20,295
    Prepaid taxes                                              -             15,674
    Deferred income taxes, net                               28,047          25,175
                                                       --------------  --------------
                                                            907,621         793,995
                                                       --------------  --------------

Investments
    Investment in leveraged leases                           62,024          72,161
    Funds held by trustee                                   175,396         173,247
    Other investments                                       101,563         100,764
                                                       --------------  --------------
                                                            338,983         346,172
                                                       --------------  --------------

Property, Plant and Equipment
    Electric generation                                   1,572,919       1,571,556
    Electric transmission and distribution                2,650,274       2,633,375
    Gas transmission and distribution                       266,452         265,708
    Other electric and gas facilities                       400,527         405,303
    Telecommunications, thermal systems, and other
         property, plant, and equipment                     242,339         238,229
                                                       --------------  --------------
                                                          5,132,511       5,114,171
    Less: Accumulated depreciation                        2,139,678       2,097,529
                                                       --------------  --------------
    Net plant in service                                  2,992,833       3,016,642
    Construction work-in-progress                           219,201         199,390
    Leased nuclear fuel, at amortized cost                   51,039          55,983
    Goodwill, net                                           369,512         369,468
                                                       --------------  --------------
                                                          3,632,585       3,641,483
                                                       --------------  --------------

Deferred Charges and Other Assets
    Recoverable stranded costs                            1,020,406       1,030,049
    Deferred recoverable income taxes                        93,764          93,853
    Unrecovered purchased power costs                        25,318          28,923
    Unrecovered New Jersey state excise tax                  19,600          22,567
    Deferred debt refinancing costs                          20,163          21,113
    Deferred other postretirement benefit costs              31,855          32,479
    Prepaid pension costs                                    42,451          35,005
    Unamortized debt expense                                 28,147          28,045
    License fees                                             22,987          23,331
    Other                                                    41,925          41,447
                                                       --------------  --------------
                                                          1,346,616       1,356,812
                                                       --------------  --------------
Total Assets                                             $6,225,805      $6,138,462
                                                       ==============  ==============

         See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                   March 31,       December 31,
                                                                     2000             1999
                                                                 --------------   --------------
CAPITALIZATION AND LIABILITIES

Current Liabilities
   Short-term debt                                                 $  608,219       $  579,688
   Long-term debt due within one year                                   2,937           48,937
   Variable rate demand bonds                                         158,430          158,430
   Accounts payable                                                   337,236          307,764
   Taxes accrued                                                       97,527             -
   Interest accrued                                                    45,214           41,137
   Dividends payable                                                   26,703           27,545
   Deferred energy supply costs                                        55,542           46,375
   Current capital lease obligation                                    28,718           28,715
   Above-market purchased energy contracts
      and other electric restructuring liabilities                     35,140           41,101
   Other                                                               93,240           91,353
                                                                 --------------   --------------
                                                                    1,488,906        1,371,045
                                                                 --------------   --------------

Deferred Credits and Other Liabilities
   Other postretirement benefits obligation                            93,134           96,388
   Deferred income taxes, net                                         719,038          730,987
   Deferred investment tax credits                                     73,158           74,431
   Regulatory liability for New Jersey income tax benefit              49,262           49,262
   Above-market purchased energy contracts
      and other electric restructuring liabilities                    115,607          119,704
   Deferred gain on termination of purchased energy contract           70,849           70,849
   Long-term capital lease obligation                                  25,197           30,395
   Other                                                               57,872           47,447
                                                                 --------------   --------------
                                                                    1,204,117        1,219,463
                                                                 --------------   --------------

Capitalization
   Common stock: $0.01 per share par value;
      150,000,000 shares authorized; shares outstanding - -
      84,715,675 in 2000, and 86,173,169 in 1999                          849              863
   Class A common stock, $0.01 per share par value;
      10,000,000 shares authorized; shares outstanding - -
      5,742,315 in 2000 and 1999                                           57               57
   Additional paid-in capital - - common stock                      1,063,946        1,085,060
   Additional paid-in capital - - Class A common stock                 93,738           93,738
   Accumulated deficit                                                (27,131)         (36,472)
                                                                 --------------   --------------
                                                                    1,131,459        1,143,246
   Treasury shares, at cost:
         167,608 shares in 2000; 167,514 shares in 1999                (3,447)          (3,446)
   Unearned compensation                                               (2,663)          (1,627)
                                                                 --------------   --------------
      Total common stockholders' equity                             1,125,349        1,138,173
   Preferred stock of subsidiaries:
      Not subject to mandatory redemption                              95,933           95,933
      Subject to mandatory redemption                                 188,950          188,950
   Long-term debt                                                   2,122,550        2,124,898
                                                                 --------------   --------------
                                                                    3,532,782        3,547,954
                                                                 --------------   --------------

   Commitments and Contingencies (Notes 4 and 7)

Total Capitalization and Liabilities                               $6,225,805       $6,138,462
                                                                 ==============   ==============

         See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                                   --------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                  Three Months Ended
                                                                       March 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                     $ 32,537       $ 48,695
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                   70,280         72,805
  Allowance for equity funds used during construction               (351)          (736)
  Investment tax credit adjustments, net                          (1,273)        (1,274)
  Deferred income taxes, net                                     (14,733)         2,876
  Net change in:
   Accounts receivable                                          (114,397)       (28,497)
   Inventories                                                    12,511         11,467
   Accounts payable                                               27,136        (14,693)
   Accrued / Prepaid taxes                                       113,201         28,085
   Other current assets & liabilities (1)                         26,892         41,059
 Other, net                                                       (2,899)       (10,801)
                                                              ------------   ------------
 Net cash provided by operating activities                       148,904        148,986
                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of businesses, net of cash acquired                    (798)        (1,950)
 Capital expenditures                                            (63,455)       (58,909)
 Investments in partnerships                                      (2,845)       (10,292)
 Deposits to nuclear decommissioning trust funds                    -            (2,672)
 Decrease in bond proceeds held in trust funds                      -            11,536
 Decrease in investment in leveraged leases, net                  13,644            974
 Other, net                                                        2,456            626
                                                              ------------   ------------
 Net cash used by investing activities                           (50,998)       (60,687)
                                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock dividends paid                                     (23,496)       (43,723)
 Common stock redeemed                                           (22,678)           (22)
 Long-term debt redeemed                                         (48,414)          (211)
 Principal portion of capital lease payments                      (6,350)        (5,922)
 Net change in short-term debt                                    28,531         (1,650)
 Cost of issuances and refinancings                               (1,193)          (606)
                                                              ------------   ------------
 Net cash used by financing activities                           (73,600)       (52,134)
                                                              ------------   ------------
 Net change in cash and cash equivalents                          24,306         36,165
 Cash and cash equivalents at beginning of period                 56,239         65,884
                                                              ------------   ------------
 Cash and cash equivalents at end of period                     $ 80,545       $102,049
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

 See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                                   --------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)


NOTE 1.  FINANCIAL STATEMENT PRESENTATION
-------  --------------------------------

Conectiv's consolidated condensed interim financial statements contained herein include the accounts of Conectiv and its majority-owned subsidiaries and reflect all adjustments necessary in the opinion of management for a fair presentation of interim results. In accordance with regulations of the Securities and Exchange Commission (SEC), disclosures which would substantially duplicate the disclosures in Conectiv's 1999 Annual Report on Form 10-K have been omitted. Accordingly, Conectiv's consolidated condensed interim financial statements contained herein should be read in conjunction with Conectiv's 1999 Annual Report on Form 10-K and Part II of this Quarterly Report on Form 10-Q for additional relevant information.

Within the Consolidated Statements of Income, amounts previously reported for the three months ended March 31, 1999 as "Electric fuel and purchased power" and "Purchased electric capacity" have been combined and reported as "Electric fuel and purchased energy and capacity." Certain other reclassifications of prior period data have been made to conform with the current presentation.

NOTE 2.  PLANNED ASSET SALES
-------  -------------------

For information concerning agreements for the sale of the nuclear and non-strategic baseload fossil electric generating plants of Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE), see Note 13 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K. The operating results of the electric generating plants to be sold are included in the Energy business segment shown in Note 9 to the Consolidated Financial Statements included herein.

On March 22, 2000, Conectiv announced its plans to sell Conectiv Services, Inc.
(CSI) and Conectiv Thermal Systems, Inc. (CTS). CSI provides heating, ventilation, and air conditioning (HVAC) services and had total assets of approximately $84 million as of March 31, 2000. The results of operations for CSI are presented as the "HVAC" business segment in Note 9 to the Consolidated Financial Statements included herein. CTS constructs and operates thermal energy systems and had total assets of approximately $186 million as of March 31, 2000. The results of operations for CTS are included in the Energy business segment in Note 9 to the Consolidated Financial Statements included herein.


NOTE 3.  RATE MATTERS
-------  ------------

An update to the information previously reported in Note 9 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K is presented below.

NEW JERSEY ELECTRIC UTILITY INDUSTRY RESTRUCTURING

As previously disclosed, the New Jersey Board of Public Utilities (NJBPU) issued a Summary Order to ACE in July 1999 concerning restructuring ACE's electricity supply business and indicated that a more detailed order would be issued at a later time. The NJBPU's final order for ACE has been delayed due to appeals of the NJBPU's final order concerning restructuring the electricity supply business of Public Service Electric and Gas Company (PSE&G). In April 2000, the appeals of the NJBPU's restructuring order for PSE&G were denied by the Appellate Division of the New Jersey Superior Court. On May 2, 2000, one of the appellants filed a notice of its intention to request the New Jersey Supreme Court to exercise its discretion to review the unanimous Appellate Division decision.


NOTE 4.  LONG-TERM PURCHASED POWER CONTRACTS
-------  -----------------------------------

As of March 31, 2000, the commitments of ACE and DPL under long-term purchased power contracts were as follows: ACE--708 megawatts (MW) of capacity; DPL--593 MW of capacity; and DPL--100 megawatt-hours of firm energy. Based on these contracts, Conectiv's commitments during the next five years for capacity and energy under long-term purchased power contracts are estimated to be $374 million in 2000; $379 million in 2001; $385 million in 2002; $325 million in 2003; and $319 million in 2004.

As previously disclosed in Notes 1 and 13 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K, the electric generating plants of DPL and ACE are expected to be divested during 2000 through sales to third parties and transfers to other Conectiv subsidiaries. Subsequent to these divestitures, DPL and ACE will supply electricity to their customers entirely with purchased power. In addition to the commitments for purchased power discussed above, DPL will purchase 500 megawatt-hours of firm electricity per hour from NRG Energy, Inc., beginning upon completion of the sale of DPL's non-strategic fossil-fired electric generating plants; the term of this purchased power agreement will extend through December 31, 2005. ACE expects to enter into additional long-term purchased power agreements in the third quarter of 2000 in order to supply its Basic Generation Service (BGS) customers.


NOTE 5.  COMMON STOCKHOLDERS' EQUITY
-------  ---------------------------

(A)  GENERAL
     -------

As previously disclosed in Note 16 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K, as a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), Conectiv may not pay dividends on the shares of common stock and Class A common stock from an accumulated deficit or paid-in-capital without SEC approval. As of March 31, 2000, Conectiv had an accumulated deficit of $27.1 million. On April 27, 2000, the SEC approved Conectiv's payment of dividends on common stock and Class A common stock for the first and second quarters of 2000. Conectiv expects to have retained earnings sufficient to offset dividends declared on shares of common stock and Class A common stock beginning in the third quarter of 2000, when the sale of certain electric generating units is expected to be completed. There can be no assurances, however, that the sales of these electric generating units will be completed, or that any gain will be realized from the sales of these electric generating units. Conectiv expects that, if additional SEC approvals are required for quarterly payment of dividends, such approvals would be received.

(B)  CONECTIV COMMON STOCK
     ---------------------

During the three months ended March 31, 2000, Conectiv purchased 1,541,500 shares of Conectiv common stock for $22.7 million. As of March 31, 2000, 4,630,300 shares of common stock remained authorized for purchase under the stock purchase program announced in January 2000.

Conectiv's Board of Directors declared a $0.22 dividend per share of common stock for the first quarter of 2000, which represented approximately 54% of the $0.41 of earnings per average share of common stock outstanding for the first quarter of 2000. For additional information concerning dividends on common stock, see "Dividends on Common Stock" on page II-7 in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in Conectiv's 1999 Annual Report on Form 10-K.

(C)  CONECTIV CLASS A COMMON STOCK
     -----------------------------

For general information concerning Class A common stock and information about conversion and redemption provisions related to Class A common stock, refer to
Note 17 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K.

For the three months ended March 31, 2000, dividends declared per share of Class A common stock were $0.80 in comparison to a loss per share of Class A common stock of $0.43. For additional information concerning dividends on Class A common stock, see "Dividends on Class A Common Stock" on page II-8 of the MD&A included in Conectiv's 1999 Annual Report on Form 10-K.

COMPUTATION OF EARNINGS APPLICABLE TO CONECTIV CLASS A COMMON STOCK (Dollars in Thousands)(unaudited)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
  Net earnings of ACE                                       $  1,040   $ 14,558
    Exclude net income of non-utility activities                 (24)      (102)
                                                            --------   --------
  Net income of Atlantic Utility Group                         1,016     14,456
  Pro-rata portion of fixed notional charge
    of $40 million per year                                  (10,000)   (10,000)
                                                            --------   --------
  Company Net Income (Loss) Attributable
   to the Atlantic Utility Group                              (8,984)     4,456
  Percentage applicable to Class A Common Stock *               27.3%      30.0%
                                                            --------   --------
  Earnings (loss) applicable to Class A Common Stock        $ (2,453)  $  1,337
                                                            ========   ========

  * For information concerning the percentage of "Company Net Income (Loss) Attributable to the Atlantic Utility Group" which is applicable to Class A common stock, refer to Note 17 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K.

SUMMARIZED FINANCIAL INFORMATION OF ATLANTIC CITY ELECTRIC COMPANY
 (Dollars in Thousands)(unaudited)

INCOME STATEMENT INFORMATION


                                           THREE MONTHS ENDED
                                                MARCH 31
                                          ------------------------
                                             2000          1999
                                          ----------    ----------
 Operating revenues                       $  208,886    $  244,839
 Operating income                         $   22,680    $   38,034
 Net income                               $    1,573    $   15,091
 Earnings applicable to common stock      $    1,040    $   14,558

BALANCE SHEET INFORMATION


                                           MARCH 31,   DECEMBER 31,
                                             2000          1999
                                          ----------    ----------
  Current assets                          $  280,383    $  340,774
  Noncurrent assets                        2,286,818     2,313,885
                                          ----------    ----------
  Total assets                            $2,567,201    $2,654,659
                                          ==========    ==========

  Current liabilities                     $  221,252    $  300,837
  Noncurrent liabilities                   1,558,604     1,550,690
  Preferred stock                            125,181       125,181
  Common stockholder's equity                662,164       677,951
                                          ----------    ----------
  Total capitalization and liabilities    $2,567,201    $2,654,659
                                          ==========    ==========

(D)  CHANGES IN CONSOLIDATED COMMON STOCKHOLDERS' EQUITY
     ---------------------------------------------------

Conectiv's consolidated common stockholders' equity decreased from $1,138.2 million as of December 31, 1999, to $1,125.3 million as of March 31, 2000, primarily due to $23.2 million of common dividends declared and Conectiv's purchase of 1,541,500 shares of Conectiv common stock for $22.7 million, partly offset by net income of $32.5 million.


NOTE 6.  DEBT
-------  ----

The $608.2 million of short-term debt outstanding as of March 31, 2000 represented borrowings at the holding company level by Conectiv and had an average interest rate of 6.2%. Conectiv (the holding company) has credit agreements which provide borrowing capability of up to $1.03 billion.

ACE redeemed $46.0 million of 6.83% Medium Term Notes at maturity on January 26, 2000. On February 1, 2000, DPL redeemed $2.1 million of 7 1/8% Pollution Control Bonds.

On January 31, 2000, DPL arranged a $150 million revolving credit facility which expires January 31, 2003. The credit facility will provide liquidity for DPL's $104.8 million of Variable Rate Demand Bonds and for general corporate purposes.


NOTE 7.  CONTINGENCIES
-------  --------------

ENVIRONMENTAL MATTERS

Conectiv's subsidiaries are subject to regulation with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Conectiv's current liabilities include $3.0 million as of March 31, 2000 and December 31, 1999, respectively, for potential clean-up and other costs related to sites at which a Conectiv subsidiary is a potentially responsible party or alleged to be a third party contributor. Conectiv does not expect such future costs to have a material effect on its financial position or results of operations.

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


NOTE 8.  SUPPLEMENTAL CASH FLOW INFORMATION
-------  ----------------------------------

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                         ------------------
                                           2000      1999
                                         --------   -------
                                       (Dollars in thousands)
CASH PAID (RECEIVED) FOR:
 Interest, net of amounts capitalized    $ 46,103   $34,489
 Income taxes, net of refunds            $(74,832)  $   152

As shown above, Conectiv received $74.8 million of income tax refunds during the three months ended March 31, 2000. The income tax refunds were primarily related to the tax benefit associated with ACE's payment of $228.5 million on December 28, 1999 to terminate ACE's purchase of electricity under a contract with the Pedricktown Co-generation Limited Partnership (Pedricktown). For additional information concerning the contract termination, see Note 10 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K.


NOTE 9.  BUSINESS SEGMENTS
-------  -----------------

The following information is presented in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). Conectiv's business segments under SFAS No. 131 are as follows: "ENERGY" represents (a) the generation, purchase, trading and sale of electricity, including the obligations of DPL and ACE to supply electricity to customers who do not choose an alternative electricity supplier;
(b) gas supply and trading activities, (c) power plant operation services, and
(d) thermal heating and cooling systems operation and construction services; "POWER DELIVERY" includes activities related to delivery of electricity and gas to customers at regulated prices over transmission and distribution systems; "TELECOMMUNICATIONS" represents services provided by Conectiv Communications Inc. (CCI), including local and long-distance telephone service and internet services; "HVAC" represents heating, ventilation, and air conditioning services provided by CSI.

As discussed in Note 9 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K, Conectiv's electricity supply businesses were deregulated in the third quarter of 1999. Prior to deregulation, amounts included in billings to electric customers for electricity supply and delivery were not separately identified; during this period, revenues were allocated directly to the Energy and Power Delivery business segments based on the cost of services provided.

The operating results for business segments are evaluated based on "earnings before interest and income taxes," which is generally equivalent to Operating Income plus Other Income, less certain interest charges allocated to the business segments. The "earnings before interest and income taxes" of "All Other" business segments for the three months ended March 31, 1999 include $16.0 million from equity in earnings of Enertech Capital Partners, L.P. (Enertech). For additional information concerning Enertech, see Note 7 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K.



                                 THREE MONTHS ENDED                THREE MONTHS ENDED
                                   MARCH 31, 2000                    MARCH 31, 1999
                          ----------------------------------    ----------------------------------
                                                EARNINGS                              EARNINGS
                                            BEFORE INTEREST                        BEFORE INTEREST
BUSINESS SEGMENTS            REVENUES          AND TAXES             REVENUES         AND TAXES
------------------------  --------------    ----------------    ---------------    ---------------
(Dollars in Thousands)
Energy (1)                $     950,295     $        64,973     $      763,358     $       39,088
Power Delivery                  188,060              63,262            196,966             80,934
Telecommunications               12,563             (13,577)             6,819             (8,289)
HVAC                             31,863              (3,506)            26,696             (3,328)
All Other                         2,640                (344)             1,784             14,359
                          --------------    ----------------    ---------------    ---------------
                          $   1,185,421 (2) $       110,808 (3) $      995,623 (4) $      122,764 (5)
                          ==============    ================    ===============    ===============

(1) Includes the operating results of non-strategic electric generating plants which are expected to be sold by the third quarter of 2000 and CTS, which Conectiv plans to sell during 2000.
(2) Includes intercompany revenues which are eliminated in consolidation as follows: Energy business segment--$137,654; Telecommunications business segment--$1,026; All Other business segments--$1,396.
(3) "Earnings before interest and income taxes" less $53,555 of interest expense and preferred stock dividends and $505 of net Merger-related consolidation adjustments equals consolidated income before income taxes.
(4) Includes intercompany revenues which are eliminated in consolidation as follows: Energy business segment--$45,204; Telecommunications business segment--$729; All Other business segments--$3,105.
(5) "Earnings before interest and income taxes" less $40,404 of interest expense and preferred stock dividends and $351 of net Merger-related consolidation adjustments equals consolidated income before income taxes.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act) provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "intend," "will," "anticipate," "estimate," "expect," "believe," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: the effects of deregulation of energy supply and the unbundling of delivery services; the ability to enter into purchased power agreements on terms acceptable to Conectiv; market demand and prices for energy, capacity, and fuel; weather variations affecting energy usage; operating performance of power plants; an increasingly competitive marketplace; results of any asset dispositions; sales retention and growth; federal and state regulatory actions; future litigation results; costs of construction; operating restrictions; increased costs and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; and credit market concerns. Conectiv undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing list of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made prior to the effective date of the Litigation Reform Act.

COMMON STOCK EARNINGS SUMMARY
------------------------------

Earnings applicable to common stock were $35.0 million, or $0.41 per average share of common stock outstanding (85,568,000 average shares outstanding) for the first quarter of 2000, compared to earnings applicable to common stock of $47.4 million, or $0.47 per average share of common stock outstanding (100,532,000 average shares outstanding) for the first quarter of 1999. As discussed further below, the $0.06 decrease in earnings per share reflects lower investment income, rate decreases for electric delivery retail customers, increased losses for the telecommunications business, and higher interest expense. These variances were largely offset by additional revenues, net of related energy costs, from non-regulated electricity sales and the positive effect of fewer average shares of common stock outstanding. The table shown below shows contributions to earnings per average share of common stock outstanding for the first quarter of 2000 compared to the first quarter of 1999.

AFTER-TAX CONTRIBUTION TO EARNINGS (LOSS) PER   AVERAGE SHARE OF COMMON STOCK
OUTSTANDING


                                        THREE MONTHS ENDED
                                             MARCH 31,
                                        ------------------
                                         2000        1999
                                        ------      ------
   Equity in earnings of Enertech       $  -        $ 0.09
   CCI (telecommunications)              (0.12)      (0.05)
   CSI (HVAC)                            (0.03)      (0.02)
   Energy, Power Delivery, and Other      0.56        0.45
                                        ------      ------
                                        $ 0.41      $ 0.47
                                        ======      ======

As shown in the table above, Conectiv's equity in the earnings of Enertech, a venture capital fund that invests in energy-related technology and internet service companies, contributed $0.09 to earnings per average share of common stock outstanding in the first quarter of 1999. In the first quarter of 2000, Conectiv's equity in earnings of Enertech were not significant. As discussed in
Note 7 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K, the earnings of Enertech may be volatile from period to period due to the nature of its investments. Enertech's investments include, among others, essential.com, Capstone Turbine Corporation, Coastal Security Systems, Inc., Extant, Inc., Sagemaker and Whisper Communications, Inc. As of March 31, 2000, the carrying amount of Conectiv's subsidiary's investment in Enertech was $29.5 million.

On March 22, 2000, Conectiv announced plans which included the intent to find a strategic partner in the telecommunications business and increase focus on business markets and internet related data services. For the first quarter of 2000, CCI's telecommunications operations resulted in a $0.12 loss per average share of common stock outstanding compared to a $0.05 loss per average share of common stock outstanding for the first quarter of 1999. The higher loss per average share of common stock outstanding resulted from a larger operating loss after taxes and fewer average shares outstanding of common stock. CCI's after-tax operating loss increased due to higher customer service, sales and network operations expenses. Expansion of the telecommunications business caused these expenses to increase.

The strategic plans announced by Conectiv on March 22, 2000 included the intent to sell CSI. The operations of CSI resulted in a $0.03 loss per average share of common stock outstanding for the first quarter of 2000 compared to a $0.02 loss per average share of common stock outstanding for the first quarter of 1999. The loss per average share of common stock outstanding increased primarily due to fewer average shares outstanding of common stock.

As shown in the preceding table, "Energy, Power Delivery, and Other" contributed $0.56 to earnings per average share of common stock outstanding for the first quarter of 2000, compared to $0.45 per average share of common stock outstanding for the first quarter of 1999. This $0.11 increase was primarily due to fewer average common shares outstanding and higher earnings from the Energy business segment, partly offset by lower earnings from the Power Delivery business segment. As disclosed in Note 9 to the Consolidated Financial Statements, earnings before interest and income taxes of the Energy business segment increased $25.9 million and earnings before interest and income taxes of the Power Delivery business segment decreased by $17.7 million.

Earnings before interest and income taxes of the Energy business segment increased primarily due to additional revenues from non-regulated electricity generation, trading and sales. The Energy business segment also benefited from lower depreciation and energy costs due to the effects of discontinuing the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71) in the third quarter of 1999. The impact of the electricity delivery customers of DPL and ACE choosing alternative electricity suppliers was minimized by (a) selling electricity generated by the deregulated power plants to other customers, and
(b) some customers selecting "Conectiv Energy" (the trade name under which DPL markets competitive retail energy) as their alternative electricity supplier. Customers representing approximately 6% of the 1999 peak loads of DPL and ACE were purchasing electricity marketed under the Conectiv Energy trade name as of March 31, 2000. Also, delivery customers representing approximately 8% of the 1999 peak loads of DPL and ACE were purchasing electricity from electricity suppliers other than Conectiv as of March 31, 2000.

Earnings before interest and income taxes of the Power Delivery business segment decreased primarily due to revenue decreases from lower rates for electric delivery customers and higher customer care expenses.

As previously disclosed in the MD&A under "Deregulated Generation and Power Plant Sales" on page II-12 of Conectiv's 1999 Annual Report on Form 10-K, Conectiv is building 1,100 MW of combined cycle units under its mid-merit electric generation strategy and is selling the nuclear and non-strategic baseload fossil electric generating plants of DPL and ACE. The sales of the electric generating plants are expected to be completed by the third quarter of 2000 and may cause a temporary decrease in earnings from the Energy business since the new mid-merit electric generation plants under construction are expected to be phased into service from the third quarter of 2001 through 2003. The proceeds from sales of the electric generating plants are expected to be used for debt repayment, repurchases of common stock, expansion of the mid-merit electric generation business, and general corporate purposes.

Conectiv's Board of Directors declared a $0.22 dividend per share of common stock for the first quarter of 2000, which represented approximately 54% of the $0.41 of earnings per average share of common stock outstanding for the first quarter of 2000. For additional information concerning dividends on common stock, see "Dividends on Common Stock" on page II-7 in the MD&A included in Conectiv's 1999 Annual Report on Form 10-K.

CLASS A COMMON STOCK EARNINGS SUMMARY
--------------------------------------

For general information concerning Class A common stock and information about conversion and redemption provisions related to Class A common stock, refer to
Note 17 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K.

For the first quarter of 2000, a $2.5 million loss was applicable to Class A common stock, or a $0.43 loss per average share of Class A common stock outstanding (5,742,000 average shares outstanding). Under Conectiv's Restated Certificate of Incorporation, Class A common stock has an interest in earnings of the Atlantic Utility Group (AUG) in excess of a notional fixed charge of $40 million per year. (The AUG includes the assets and liabilities of the electric generation, transmission, and distribution businesses of ACE which existed on August 9, 1996 and were regulated by the NJBPU.) For any quarterly reporting period, if the AUG earns less than $10.0 million (the quarterly pro-rata portion of the annual fixed notional charge), a loss will be applicable to Class A common stock. As shown in Note 5 to the Consolidated Financial Statements, the net income of the AUG was $1.0 million for the first quarter of 2000, which resulted in a $2.5 million loss applicable to Class A common stock.

In the first quarter of 1999, based on $14.5 million of net income of the AUG, $1.3 million of earnings were applicable to Class A common stock, or $0.20 per average share of Class A common stock outstanding (6,561,000 average shares outstanding).

As discussed above, lower earnings of the AUG caused the earnings applicable to Class A common stock to decrease from earnings of $0.20 per share in the first quarter of 1999 to a loss of $0.43 per share in the first quarter of 2000. Earnings of the AUG decreased primarily due to lower electric revenues of ACE, reflecting the effect of customer rate decreases and lower volume of electricity delivered, and higher operation and maintenance expenses of ACE.

For the three months ended March 31, 2000, dividends declared per share of Class A common stock were $0.80 in comparison to a loss per share of common stock of $0.43. For additional information concerning dividends on Class A common stock, see "Dividends on Class A Common Stock" on page II-8 of the MD&A included in Conectiv's 1999 Annual Report on Form 10-K.

PLANNED FORMATION OF CONECTIV ENERGY HOLDING COMPANY
----------------------------------------------------

As discussed below, the strategic electric generating plants of DPL and ACE which are being retained by Conectiv are expected to be transferred to other Conectiv subsidiaries during mid-2000. By late-2000, the principal businesses of DPL and ACE are expected to be the transmission and distribution of energy as a result of the transfers and expected sales of electric generating plants, as well as the expected transfer of energy trading and marketing activities from DPL to another Conectiv subsidiary. The businesses of DPL and ACE will also include supplying electricity to customers who do not choose an alternative electricity supplier; power purchased by DPL and ACE will be the source of the electricity supplied to their customers.

Conectiv expects to receive SEC approval in the second quarter of 2000 to establish a new subsidiary, Conectiv Energy Holding Company (CEH), which will own Conectiv Energy Supply, Inc (CESI), Conectiv Delmarva Generation Inc. (CDG), and ACE REIT, Inc. and its subsidiary, Conectiv Atlantic Generation, LLC (CAG). Through its subsidiaries, CEH will be engaged in non-regulated electricity production and sales, and energy trading and marketing. The strategic electric generating plants of DPL, with 1,364 MW of capacity, and the strategic electric generating plants of ACE, with 502 MW of capacity, are expected to be transferred to CDG and CAG, respectively. Despite these changes, the electric generating plants transferred to CAG will remain part of the AUG. The combined cycle units of Conectiv which are currently being constructed are also expected to be transferred to CDG by early 2001. CESI's activities are expected to include purchasing and selling the electricity generated by the power plants of CDG and CAG, as well as energy trading and marketing, and other energy-related services. The electricity and gas competitive energy activities currently conducted by DPL are expected to be phased out by DPL and assumed by CESI over the next six to twelve months.

ELECTRIC UTILITY INDUSTRY RESTRUCTURING
----------------------------------------

An update to the information previously reported in the MD&A under "Electric Utility Industry Restructuring," beginning on page II-9 of Conectiv's 1999 Annual Report on Form 10-K is presented below.

NEW JERSEY ELECTRIC UTILITY INDUSTRY RESTRUCTURING

As previously disclosed, the NJBPU issued a Summary Order to ACE in July 1999 concerning restructuring ACE's electricity supply business and indicated that a more detailed order would be issued at a later time. The NJBPU's final order for ACE has been delayed due to appeals of the NJBPU's final order concerning restructuring the electricity supply business of PSE&G. In April 2000, the appeals of the NJBPU's restructuring order for PSE&G were denied by the Appellate Division of the New Jersey Superior Court. On May 2, 2000, one of the appellants filed a notice of its intention to request the New Jersey Supreme Court to exercise its discretion to review the unanimous Appellate Division decision.

ELECTRIC REVENUES
-----------------


                                 THREE MONTHS ENDED
                                      MARCH 31,
                                   --------------
                                    2000    1999
                                   ------  ------
                                (Dollars in millions)
Regulated electric revenues        $461.9  $500.1
Non-regulated electric revenues     168.4    63.2
                                   ------  ------
Total electric revenues            $630.3  $563.3
                                   ======  ======

The table above shows the amounts of electric revenues earned which are subject to price regulation (Regulated) and which are not subject to price regulation (Non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service within the service areas of DPL and ACE.

Regulated electric revenues decreased by $38.2 million, from $500.1 million for the first quarter of 1999 to $461.9 million for the first quarter of 2000. The $38.2 million decrease reflects a $23.3 million decrease due to customers choosing alternative electricity suppliers and an $18.7 million reduction due to retail rate decreases for electric utility industry restructuring, partly offset by a $3.8 million increase primarily from higher volumes of electricity sold through the interchange. The change in the volume of electricity delivered to retail customers was not significant on a consolidated basis.

"Non-regulated electric revenues" result primarily from electricity trading activities, bulk sales of electricity including sales of output from deregulated electric generating plants, and competitive retail sales. Conectiv actively participates in the wholesale energy markets to support wholesale utility and competitive retail marketing activities. Energy market participation results in exposure to commodity market risk when, at times, net open energy commodity positions are created or allowed to continue. To the extent that Conectiv has net open positions, controls are in place that are intended to keep risk exposures within certain management-approved risk tolerance levels. For additional information concerning commodity market risk, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk," included herein.

Non-regulated electric revenues increased by $105.2 million, from $63.2 million for the first quarter of 1999 to $168.4 million for the first quarter of 2000. The $105.2 million increase was mainly due to higher wholesale sales of electricity generated by deregulated power plants, increased volumes of electricity traded, and higher competitive retail electricity sales. Deregulation of the electric generating plants, high plant availability, and lower load obligations due to some customers choosing alternative suppliers made more electricity output of electric generating plants available for sale in non-regulated markets. Sales of competitive retail electricity increased due to increased marketing to large commercial and industrial customers outside Conectiv's service area and sales to the delivery customers of DPL and ACE who selected "Conectiv Energy" (trade name) as their alternative electricity supplier.

GAS REVENUES
------------


                            THREE MONTHS ENDED
                                 MARCH 31,
                              --------------
                               2000    1999
                              ------  ------
                          (Dollars in millions)
Regulated gas revenues        $ 44.9  $ 52.6
Non-regulated gas revenues     229.6   239.3
                              ------  ------
Total gas revenues            $274.5  $291.9
                              ======  ======

DPL earns gas revenues from on-system sales which generally are subject to price regulation, off-system trading and sales of natural gas which are not subject to price regulation, and from the transportation of gas for customers. CESI also markets natural gas. The table above shows the amounts of gas revenues earned from sources which were subject to price regulation (Regulated) and which were not subject to price regulation (Non-regulated).

Regulated gas revenues decreased $7.7 million for the first quarter of 2000 in comparison to the first quarter of 1999. The decrease resulted from some commercial and industrial customers electing to buy gas from alternative suppliers. However, because DPL's gross margin (gas revenues less gas purchased) from supplying regulated gas customers is insignificant, the $7.7 million gas revenue decrease did not affect pre-tax profits.

Non-regulated gas revenues decreased $9.7 million due to lower volumes of gas traded, partly offset by increased competitive retail gas sales. Although non-regulated gas revenues decreased, the gross margin earned from non-regulated gas revenues increased by $2.4 million.

OTHER SERVICES REVENUES
------------------------

Other services revenues were comprised of the following:


                            THREE MONTHS ENDED
                                 MARCH 31,
                            ------------------
                             2000        1999
                            ------      ------
                           (Dollars in millions)
Fuel oil and gasoline       $ 71.4       $37.5
CSI (HVAC)                    31.9        26.7
CCI (Telecommunications)      12.6         6.8
Thermal systems                6.1         5.9
Operation of power plants      9.3         5.8
Solutions *                    3.3         4.7
Other                          6.0         4.0
                            ------       -----
 Total                      $140.6       $91.4
                            ======       =====

*  Customized energy-related products and services

"Other services" revenues increased $49.2 million in the first quarter of 2000 primarily due to increases of $33.9 million for fuel oil and gasoline sales, $5.2 million for HVAC services, and $5.8 million for telecommunications. Revenues from fuel oil and gasoline sales increased due to higher volume and higher market prices for oil.

The gross margin (revenues less cost of sales) earned from "Other services" increased by $4.6 million, which was primarily attributed to CCI's telecommunications business and CSI's HVAC business. The improvement in CCI's gross margin reflects the benefit of having a greater proportion (about two-thirds) of access lines on its network facilities in comparison to last year. CCI had sold approximately 85,000 access lines as of March 31, 2000, which represented a 102% increase from a year ago.

OPERATING EXPENSES
-------------------

Electric Fuel and Purchased Energy and Capacity

"Electric fuel and purchased energy and capacity" increased $52.7 million in the first quarter of 2000 due to higher volumes of non-regulated electricity generated and purchased for resale, partly offset by lower costs due to the effects of discontinuing application of SFAS No. 71 to the electricity supply businesses of DPL and ACE.

Gas Purchased

Gas purchased decreased by $20.0 million in the first quarter of 2000 due to lower volumes of gas purchased for resale off-system and for supply of commercial and industrial customers in DPL's service area.

Other Services Cost of Sales

Other services cost of sales increased by $44.5 million in the first quarter of 2000 primarily due to higher volumes and market prices of fuel oil and gasoline purchased for resale, and higher volumes of HVAC and telecommunication services provided.

Operation and Maintenance Expenses

Operation and maintenance expenses increased by $22.6 million in the first quarter of 2000 primarily due to increases in the operating expenses of jointly-owned power plants, customer care expenses associated with Power Delivery customers, and expenses related to expanding the telecommunications business.

Depreciation and amortization

Depreciation and amortization expenses decreased $3.0 million mainly due to the write-downs in the third and fourth quarters of 1999 of the electric generating plants in connection with restructuring the electric utility industry in Delaware, Maryland, and New Jersey. Amortization of "Recoverable stranded costs" partly offset the decrease from lower depreciation of power plants.

Taxes other than income taxes

Taxes other than income taxes increased $2.5 million primarily due to higher revenues from non-regulated electricity sales.

OTHER INCOME
-------------

Other income decreased $10.8 million in the first quarter of 2000 primarily because Conectiv's equity in earnings of Enertech was not significant in the first quarter of 2000 compared to $16.0 million in the first quarter of 1999. Excluding the decrease due to Enertech, other income increased $5.2 million primarily due to a gain on the sale of an investment in a leveraged lease, higher equity in earnings of a non-utility generation joint venture, partly offset by income in the first quarter of 1999 from implementation of mark-to-market accounting for energy trading activities.

FINANCING COSTS
----------------

Financing costs reflected in the Consolidated Statements of Income include interest charges, allowance for funds used during construction, and preferred stock dividend requirements of subsidiaries. Financing costs increased $14.2 million in the first quarter mainly due to approximately $6.4 million of additional interest expense for financing purchases of Conectiv common stock, $4.1 million of interest charges on the $228.5 million borrowing in December 1999 to finance the payment to terminate the Pedricktown purchased power contract, and $1.0 million of interest expense accrued on ACE's regulatory liability related to BGS. The net impact of the additional interest expense from purchasing common stock and fewer shares of common stock outstanding resulted in an increase in earnings per share of common stock of approximately $0.02.

INCOME TAXES
------------

Income taxes decreased $9.1 million mainly due to lower income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

Due to $148.9 million of cash provided by operating activities, $51.0 million of cash used by investing activities, and $73.6 million of cash used by financing activities, cash and cash equivalents increased by $24.3 million during the first quarter of 2000.

Net cash provided by operating activities for the first quarter of 2000 included positive cash flow from $74.8 million of income tax refunds which were primarily related to the tax benefit associated with ACE's payment of $228.5 million on December 28, 1999 to terminate the Pedricktown purchased power contract. In the first quarter of 1999, $0.2 million of income taxes were paid. Excluding the $75.0 million positive variance in cash flow attributed to income taxes, net cash flow from operations decreased by $75.1 million primarily due to slower collection of accounts receivable, higher interest expense payments, and prior-year over-collections of energy costs from customers.

Excluding changes due to reclassifications, accounts receivable as of March 31, 2000 increased by $114.4 million in comparison to December 31, 1999. This increase reflects higher revenues and slower collections of accounts receivable caused by conversion to a new customer billing system in December 1999. Management expects that the average time period for collection of accounts receivable will decrease in future periods.

As of March 31, 2000, Conectiv had an accrued tax liability of $97.5 million. In comparison, as of December 31, 1999, Conectiv had prepaid income taxes of $15.7 million primarily due to the expected tax benefit for the December 1999 payment to terminate the Pedricktown purchased power contract. The $113.2 million increase in accrued taxes was mainly due to the $74.8 million of income tax refunds received and income taxes accrued on taxable income in the first quarter of 2000.

Capital expenditures were $63.5 million for the first quarter of 2000 compared to $58.9 million for the first quarter of 1999. Increased capital expenditures due to expansion of CCI's telecommunications network, upgrades of the electric transmission and distribution systems, and expenditures for construction of the combined cycle units, were largely offset by last year's expenditures for a new customer service center and other shared infrastructure assets.

The $13.6 million of positive cash flow in the first quarter of 2000 from "Decrease in investment in leveraged leases" was mainly due to the sale of an aircraft which was owned through a leveraged lease.

Common dividends paid were $23.5 million for the first quarter of 2000 in comparison to $43.7 million for the first quarter of 1999. The decrease in common dividends paid was due to fewer shares of common stock and Class A common stock and lower dividends per share of common stock. For information concerning the 1999 offer to purchase shares of common stock and the 1999 reduction in dividends per share of common stock, see Note 16 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K.

As previously disclosed, as a registered holding company under PUHCA, Conectiv may not pay dividends on the shares of common stock and Class A common stock from an accumulated deficit or paid-in-capital without SEC approval. As of March 31, 2000, Conectiv had an accumulated deficit of $27.1 million. On April 27, 2000, the SEC approved Conectiv's payment of dividends on common stock and Class A common stock for the first and second quarters of 2000. Conectiv expects to have retained earnings sufficient to offset dividends declared on shares of common stock and Class A common stock beginning in the third quarter of 2000, when the sale of certain electric generating units is expected to be completed. There can be no assurances, however, that the sales of these electric generating units will be completed, or that any gain will be realized from the sales of these electric generating units. Conectiv expects that, if additional SEC approvals are required for quarterly payment of dividends, such approvals would be received.

During the three months ended March 31, 2000, Conectiv purchased 1,541,500 shares of Conectiv common stock for $22.7 million. As of March 31, 2000, 4,630,300 shares of common stock remained authorized for purchase under the stock purchase program announced in January 2000.

ACE redeemed $46.0 million of 6.83% Medium Term Notes at maturity on January 26, 2000. On February 1, 2000, DPL redeemed $2.1 million of 7 1/8% Pollution Control Bonds.

Conectiv's short-term debt balance as of March 31, 2000 increased by $28.5 million from the balance as of December 31, 1999 primarily due to financing purchases of Conectiv common stock.

Conectiv's capital structure, including short-term debt, current maturities of long-term debt, and variable rate demand bonds, is shown below.


                                                    MARCH 31,   DECEMBER 31,
                                                      2000          1999
                                                    ---------   ------------
Common stockholders' equity                           26.2%         26.2%
Preferred stock of subsidiaries                        6.6%          6.6%
Long-term debt and variable rate demand bonds         53.0%         52.7%
Short-term debt and
 current maturities of long-term debt                 14.2%         14.5%

Conectiv's ratio of earnings to fixed charges under the SEC Method is shown below. See Exhibit 12, Ratio of Earnings to Fixed Charges, for additional information.


                                  12 Months
                                    Ended      Year Ended December 31,
                                  March 31, ----------------------------
                                    2000    1999  1998  1997  1996  1995
                                  --------- ----  ----  ----  ----  ----
 Ratio of Earnings to
  Fixed Charges (SEC Method)        1.81    1.98  2.38  2.63  2.83  2.92

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

As previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" on pages II-24 to II-25 of Conectiv's 1999 Annual Report on Form 10-K, Conectiv is subject to market risks, including interest rate risk, equity price risk, and commodity price risk. An update concerning Conectiv's commodity price risk is below.

Conectiv is exposed to the impact of market fluctuations in the price and transportation costs of natural gas, electricity, and petroleum products. Conectiv engages in commodity hedging activities to minimize the risk of market fluctuations associated with the purchase and sale of energy commodities (natural gas, petroleum and electricity). Some hedging activities are conducted using energy derivatives (futures, option, and swaps). The remainder of Conectiv's hedging activity is conducted by backing physical transactions with offsetting physical positions. The hedging objectives include the assurance of stable and known minimum cash flows and the fixing of favorable prices and margins when they become available. Conectiv also engages in energy commodity trading and arbitrage activities, which expose Conectiv to commodity market risk when, at times, Conectiv creates net open energy commodity positions or allows net open positions to continue. To the extent that Conectiv has net open positions, controls are in place that are intended to keep risk exposures within management-approved risk tolerance levels.

Conectiv uses a value-at-risk model to assess the market risk of its electricity, gas, and petroleum commodity activities. The model includes fixed price sales commitments, physical forward contracts, and commodity derivative instruments. Value-at-risk represents the potential gain or loss on instruments or portfolios due to changes in market factors, for a specified time period and confidence level. Conectiv estimates value-at-risk across its power, gas, and petroleum commodity business using a delta-normal variance/covariance model with a 95 percent confidence level and assuming a five-day holding period. Conectiv's calculated value-at-risk with respect to its commodity price exposure was approximately $18.3 million as of March 31, 2000, in comparison to $4.0 million as of December 31, 1999. The increase in value-at-risk was primarily due to increased hedging, with forward contracts, of the deregulated portion of the electricity output of Conectiv's power plants.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

The municipal utility within the City of Vineland has built electric distribution facilities to a previously undeveloped area that is both within the city limits and ACE's franchised service area. After unsuccessful negotiations with the City of Vineland, ACE has initiated litigation before the NJBPU to defend its franchise right to serve. Because the area has previously been undeveloped, the outcome of the litigation, even if negative, will have no immediate effects on revenue.

In addition, the City of Vineland has recently initiated a process to appraise all of ACE's electric distribution property located within the municipal boundaries. This process may or may not lead to an effort by the City of Vineland to condemn ACE's electric distribution property. ACE intends to oppose any involuntary condemnation and, alternatively, to ensure that there is adequate compensation for any property condemned.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

On March 28, 2000, Conectiv held its 2000 Annual Meeting of Stockholders. Pursuant to "Proposal No. 1 - Election of Directors" included in the Definitive Proxy Statement filed with the SEC on February 22, 2000, Conectiv's stockholders voted on the election of one Class 1 Director (Cyrus H. Holley) and three Class II Directors (Robert D. Burris, Sarah I. Gore, and George F. MacCormack). Class I Directors serve until the Annual Meeting in 2002 and Class II Directors serve until the Annual Meeting in 2003. All four nominees for Directors of Conectiv were elected, with the voting results shown below:


                        Votes For   Votes Withheld
                        ----------  --------------
Cyrus H. Holley         68,069,038       2,636,115
Robert D. Burris        68,090,986       2,614,167
Sarah I. Gore           68,032,026       2,673,127
George F. MacCormack    68,069,803       2,635,350

No other matters were submitted to a vote of Conectiv's security holders.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

Exhibits
--------

Exhibit 12, Ratio of Earnings to Fixed Charges

Exhibit 27, Financial Data Schedule

Reports on Form 8-K
--------------------

On January 31, 2000, Conectiv filed a Current Report on Form 8-K dated January 18, 2000 reporting on Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

On March 22, 2000, Conectiv filed a Current Report on Form 8-K dated March 22, 2000 reporting on Item 5, Other Events.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Conectiv
                               ------------
                               (Registrant)



Date:  May 12, 2000            /s/ John C. van Roden
       ------------            ----------------------------------------
                               John C. van Roden, Senior Vice President
                               and Chief Financial Officer

                                 Exhibit Index
                                 -------------


        Exhibit 12, Ratio of Earnings to Fixed Charges

        Exhibit 27, Financial Data Schedule