Form 10-Q
period 2000-06-30
CONECTIV
filed 2000-08-11
CIK 1029590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

OR

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

                         Yes    X      No
                              -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Class                                       Shares Outstanding at June 30, 2000
         -------------------------------------                       -----------------------------------
         Common Stock, $0.01 par value                                          83,058,724
         Class A Common Stock, $0.01 par value                                   5,742,315

                                    Conectiv
                                    --------

                                Table of Contents

                                                                                                Page
                                                                                                ----
Part I.    Financial Information:

     Item 1.   Financial Statements

               Consolidated Statements of Income for the three and six months
               ended June 30, 2000, and June 30, 1999...................................            1

               Consolidated Statements of Comprehensive Income for the three and
               six months ended June 30, 2000, and June 30, 1999........................            2

               Consolidated Balance Sheets as of June 30, 2000, and
               December 31, 1999........................................................          3-4

               Consolidated Statements of Cash Flows for the
               six months ended June 30, 2000, and June 30, 1999........................            5

               Notes to Consolidated Financial Statements...............................         6-15

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................................        16-27

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk...............           27


Part II.   Other Information

     Item 1.   Legal Proceedings........................................................           28

     Item 5.   Other Information........................................................           28

     Item 6.   Exhibits and Reports on Form 8-K.........................................           28

Signature      .........................................................................           29


                          Item 1. Financial Statements
                                    CONECTIV
                                    --------
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                 Three Months Ended                  Six Months Ended
                                                                      June 30,                           June 30,
                                                            -----------------------------     -------------------------------
                                                               2000             1999              2000             1999
                                                            ------------    -------------     -------------    --------------
  OPERATING REVENUES
    Electric                                                   $684,841         $553,510        $1,315,136       $ 1,116,823
    Gas                                                         302,543          133,180           577,036           425,030
    Other services                                              165,000          115,790           305,557           207,212
                                                            ------------    -------------     -------------    --------------
                                                              1,152,384          802,480         2,197,729         1,749,065
                                                            ------------    -------------     -------------    --------------
  OPERATING EXPENSES
    Electric fuel and purchased energy and capacity             386,019          257,931           717,323           536,545
    Gas purchased                                               295,410          119,199           547,029           390,812
    Other services' cost of sales                               139,157           90,892           257,594           164,825
    Operation and maintenance                                   158,948          159,512           315,826           293,763
    Depreciation and amortization                                64,099           68,291           128,029           135,174
    Taxes other than income taxes                                20,389           20,797            41,620            39,550
    Provision for loss on sale of businesses                     25,162                -            25,162                 -
                                                            ------------    -------------     -------------    --------------
                                                              1,089,184          716,622         2,032,583         1,560,669
                                                            ------------    -------------     -------------    --------------
  OPERATING INCOME                                               63,200           85,858           165,146           188,396
                                                            ------------    -------------     -------------    --------------
  OTHER INCOME                                                   33,593            8,985            45,908            32,098
                                                            ------------    -------------     -------------    --------------

  INTEREST EXPENSE
    Interest charges                                             55,801           42,689           109,958            82,949
    Allowance for borrowed funds used during
      construction and capitalized interest                      (2,453)          (1,457)           (4,146)           (3,023)
                                                            ------------    -------------     -------------    --------------
                                                                 53,348           41,232           105,812            79,926
                                                            ------------    -------------     -------------    --------------
  PREFERRED STOCK DIVIDEND
    REQUIREMENTS OF SUBSIDIARIES                                  5,109            4,778            10,158             9,726
                                                            ------------    -------------     -------------    --------------
  INCOME BEFORE INCOME TAXES                                     38,336           48,833            95,084           130,842

  INCOME TAXES                                                   19,975           17,474            44,186            50,788
                                                            ------------    -------------     -------------    --------------
  NET INCOME                                                   $ 18,361         $ 31,359          $ 50,898          $ 80,054
                                                            ============    =============     =============    ==============


  EARNINGS (LOSS) APPLICABLE TO COMMON STOCK
      Common stock                                             $ 17,364         $ 30,061          $ 52,354          $ 77,424
      Class A common stock                                          997            1,298            (1,456)            2,630
                                                            ------------    -------------     -------------    --------------
                                                               $ 18,361         $ 31,359          $ 50,898          $ 80,054
                                                            ============    =============     =============    ==============
  COMMON STOCK
    Average shares outstanding (000)
      Common stock                                               83,777           98,120            84,673            99,326
      Class A common stock                                        5,742            6,408             5,742             6,484
    Earnings (loss) per average share--basic and diluted
      Common stock                                                $0.21            $0.31             $0.62             $0.78
      Class A common stock                                        $0.17            $0.20            ($0.25)            $0.41
    Dividends declared per share
      Common stock                                                $0.22            $0.22             $0.44            $0.605
      Class A common stock                                        $0.80            $0.80             $1.60             $1.60


  See accompanying Notes to Consolidated Financial Statements.

                                    CONECTIV
                                    --------
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                   (Unaudited)



                                                             Three Months Ended                 Six Months Ended
                                                                  June 30,                          June 30,
                                                        -----------------------------     ------------------------------
                                                           2000             1999              2000            1999
                                                        ------------    -------------     -------------   --------------
Net Income                                                 $ 18,361         $ 31,359          $ 50,898         $ 80,054
Other comprehensive income, net of income                                                                             -
  taxes of $291                                                 540                -               540
                                                        ------------    -------------     -------------   --------------
Comprehensive income                                       $ 18,901         $ 31,359          $ 51,438         $ 80,054
                                                        ------------    -------------     -------------   --------------

See accompanying Notes to Consolidated Financial Statements.

                                    CONECTIV
                                    --------
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                June 30,          December 31,
                                                                  2000                1999
                                                              -------------      ---------------

ASSETS
Current Assets
    Cash and cash equivalents                                      $61,734              $56,239
    Accounts receivable, net of allowances of
       $20,476 and $11,564, respectively                           770,715              544,463
    Inventories, at average cost
       Fuel (coal, oil and gas)                                     58,937               65,360
       Materials and supplies                                       58,539               58,177
    Deferred energy supply costs                                         -                8,612
    Other prepayments                                               13,254               20,295
    Prepaid New Jersey Sales and Excise Taxes                       31,260                    -
    Prepaid income taxes                                                 -               15,674
    Deferred income taxes, net                                      25,167               25,175
                                                              -------------      ---------------
                                                                 1,019,606              793,995
                                                              -------------      ---------------

Investments
    Investment in leveraged leases                                  55,880               72,161
    Funds held by trustee                                          175,897              173,247
    Other investments                                              127,663              100,764
                                                              -------------      ---------------
                                                                   359,440              346,172
                                                              -------------      ---------------

Property, Plant and Equipment
    Electric generation                                          1,571,208            1,571,556
    Electric transmission and distribution                       2,671,047            2,633,375
    Gas transmission and distribution                              267,743              265,708
    Other electric and gas facilities                              404,780              405,303
    Telecommunications, thermal systems, and other
       property, plant, and equipment                              246,835              238,229
                                                              -------------      ---------------
                                                                 5,161,613            5,114,171
    Less: Accumulated depreciation                               2,181,167            2,097,529
                                                              -------------      ---------------
    Net plant in service                                         2,980,446            3,016,642
    Construction work-in-progress                                  280,197              199,390
    Leased nuclear fuel, at amortized cost                          47,099               55,983
    Goodwill, net                                                  351,123              369,468
                                                              -------------      ---------------
                                                                 3,658,865            3,641,483
                                                              -------------      ---------------

Deferred Charges and Other Assets
    Recoverable stranded costs, net                              1,010,754            1,030,049
    Deferred recoverable income taxes                               92,428               93,853
    Option payments on combustion turbines                          24,675                    -
    Unrecovered purchased power costs                               21,708               28,923
    Unrecovered New Jersey state excise tax                         16,577               22,567
    Deferred debt refinancing costs                                 19,410               21,113
    Deferred other postretirement benefit costs                     31,230               32,479
    Prepaid pension costs                                           49,951               35,005
    Unamortized debt expense                                        27,245               28,045
    License fees                                                    22,644               23,331
    Other                                                           46,146               41,447
                                                              -------------      ---------------
                                                                 1,362,768            1,356,812
                                                              -------------      ---------------
Total Assets                                                    $6,400,679           $6,138,462
                                                              =============      ===============


See accompanying Notes to Consolidated Financial Statements.

                                    CONECTIV
                                    --------
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                     June 30,          December 31,
                                                                       2000              1999
                                                                   -------------     --------------

CAPITALIZATION AND LIABILITIES
Current Liabilities
    Short-term debt                                                    $786,843           $579,688
    Long-term debt due within one year                                   12,973             48,937
    Variable rate demand bonds                                          158,430            158,430
    Accounts payable                                                    417,532            307,764
    Taxes accrued                                                        23,600                  -
    Interest accrued                                                     43,675             41,137
    Dividends payable                                                    26,098             27,545
    Deferred energy supply costs                                         43,643             46,375
    Current capital lease obligation                                     28,714             28,715
    Above-market purchased energy contracts
       and other electric restructuring liabilities                      34,156             41,101
    Other                                                                89,452             91,353
                                                                   -------------     --------------
                                                                      1,665,116          1,371,045
                                                                   -------------     --------------

Deferred Credits and Other Liabilities
    Other postretirement benefits obligation                             95,758             96,388
    Deferred income taxes, net                                          765,584            730,987
    Deferred investment tax credits                                      71,251             74,431
    Regulatory liability for New Jersey income tax benefit               49,262             49,262
    Above-market purchased energy contracts
       and other electric restructuring liabilities                     110,618            119,704
    Deferred gain on termination of purchased energy contract            74,968             70,849
    Long-term capital lease obligation                                   21,078             30,395
    Other                                                                59,417             47,447
                                                                   -------------     --------------
                                                                      1,247,936          1,219,463
                                                                   -------------     --------------

Capitalization
    Common stock: $0.01 per share par value;
       150,000,000 shares authorized; shares outstanding - -
       83,058,724 in 2000, and 86,173,169 in 1999                           832                863
    Class A common stock: $0.01 per share par value;
       10,000,000 shares authorized; shares outstanding - -
       5,742,315 in 2000 and 1999                                            57                 57
    Additional paid-in capital - - common stock                       1,033,705          1,085,060
    Additional paid-in capital - - Class A common stock                  93,738             93,738
    Accumulated deficit                                                 (31,591)           (36,472)
    Treasury shares, at cost:
          120,959 shares in 2000; 167,514 shares in 1999                 (2,504)            (3,446)
    Unearned compensation                                                (2,278)            (1,627)
    Accumulated other comprehensive income                                  540                  -
                                                                   -------------     --------------
       Total common stockholders' equity                              1,092,499          1,138,173
    Preferred stock of subsidiaries:
       Not subject to mandatory redemption                               95,933             95,933
       Subject to mandatory redemption                                  188,950            188,950
    Long-term debt                                                    2,110,245          2,124,898
                                                                   -------------     --------------
                                                                      3,487,627          3,547,954
                                                                   -------------     --------------
    Commitments and Contingencies (Note 9)                                    -                  -
                                                                   -------------     --------------
Total Capitalization and Liabilities                                 $6,400,679         $6,138,462
                                                                   =============     ==============

See accompanying Notes to Consolidated Financial Statements.

                                    CONECTIV
                                    --------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,

                                                                           --------------------------------
                                                                               2000               1999
                                                                           -------------      -------------
    CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                               $ 50,898           $ 80,054
      Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                                          140,146            145,824
         Investment tax credit adjustments, net                                  (3,180)            (2,547)
         Deferred income taxes, net                                              35,645             (4,289)
         Non-cash earnings of equity method investee                            (22,764)           (17,978)
         Provision for loss on sale of businesses                                25,162                  -
         Net change in:
            Accounts receivable                                                (217,589)            13,978
            Inventories                                                           5,881              8,487
            Accounts payable                                                    108,782            (25,797)
            Accrued / prepaid taxes                                               5,622            (27,198)
            Other current assets & liabilities (1)                                8,138             23,449
      Other, net                                                                 (6,371)             7,931
                                                                           -------------      -------------
      Net cash provided by operating activities                                 130,370            201,914
                                                                           -------------      -------------

    CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of businesses, net of cash acquired                              (798)           (14,704)
      Capital expenditures                                                     (186,287)          (134,219)
      Investments in partnerships                                                (5,325)           (21,116)
      Proceeds from assets sold                                                  19,691                  -
      Deposits to nuclear decommissioning trust funds                              (627)            (5,341)
      Decrease in bond proceeds held in trust funds                                   -             11,536
      Leveraged leases, net                                                       7,270              5,930
      Other, net                                                                 (4,055)             1,336
                                                                           -------------      -------------
      Net cash used by investing activities                                    (170,131)          (156,578)
                                                                           -------------      -------------

    CASH FLOWS FROM FINANCING ACTIVITIES
      Common stock dividends paid                                               (46,541)           (87,518)
      Common stock redeemed                                                     (51,954)          (358,943)
      Long-term debt issued                                                           -            250,000
      Long-term debt redeemed                                                   (50,159)           (80,805)
      Principal portion of capital lease payments                               (12,118)           (10,650)
      Net change in short-term debt                                             207,155            223,947
      Cost of issuances and refinancings                                         (1,127)            (2,818)
                                                                           -------------      -------------
      Net cash provided (used) by financing activities                           45,256            (66,787)
                                                                           -------------      -------------
      Net change in cash and cash equivalents                                     5,495            (21,451)
      Cash and cash equivalents at beginning of period                           56,239             65,884
                                                                           -------------      -------------
      Cash and cash equivalents at end of period                               $ 61,734           $ 44,433
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

Within the Consolidated Statements of Income, amounts previously reported for the three and six months ended June 30, 1999 as "Electric fuel and purchased power" and "Purchased electric capacity" have been combined and reported as "Electric fuel and purchased energy and capacity." Certain other reclassifications of prior period data have been made to conform with the current presentation.

Note 2.  Investment Income
-------  -----------------

An indirect Conectiv subsidiary holds a limited partner interest in EnerTech Capital Partners, L.P. (EnerTech). EnerTech is a venture capital fund that invests in energy-related technology and Internet service companies. Due to the nature of EnerTech's investments, its earnings may be volatile from period to period. EnerTech records its investments at fair value and includes gains and losses on changes in the fair value of its investments in income in accordance with industry practice. Conectiv's subsidiary accounts for its investment in EnerTech on the equity method of accounting. The pre-tax equity in earnings of EnerTech are reported as "Other income" in the Consolidated Statements of Income.

Conectiv's equity in earnings of EnerTech for the three and six months ended June 30, 2000 was $24.6 million ($16.0 million after-income taxes or $0.19 per common share), which resulted primarily from an unrealized gain on the initial public offering of common shares of Capstone Turbine Corporation (Capstone). Capstone develops, designs, assembles, and sells micro-turbines worldwide in the distributed power generation market and hybrid electric vehicle market.

Conectiv's equity in earnings of EnerTech for the three and six months ended June 30, 1999 was $2.0 million ($1.2 million after-income taxes or $0.01 per common share) and $18.0 million ($10.6 million after taxes or $0.11 per common share), respectively.

The carrying amount of Conectiv's investment in EnerTech was $48.8 million as of June 30, 2000 and $26.6 million as of December 31, 1999. During the six months ended June 30, 2000, Conectiv's subsidiary received distributions of marketable securities ($5.8 million fair value) and cash ($1.8 million) from EnerTech.

Note 3.  Asset Sales
-------  -----------

For information concerning agreements for the sale of the nuclear and non-strategic baseload fossil electric generating plants of Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE), see Note 13 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K. The operating results of the electric generating plants to be sold are included in the Energy business segment shown in Note 11 to the Consolidated Financial Statements included herein.

As discussed in Note 13 to the Consolidated Financial Statements included in
Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K, consummation of the sales of the nuclear and non-strategic baseload fossil electric generating plants is subject to the receipt of required regulatory approvals. In addition, the agreements for the sales of the electric generating plants contemplate that the sales of the plants of ACE and DPL will occur simultaneously. Although management had expected such sales to close during the third or fourth quarter of 2000, the current status of litigation relating to certain deregulation matters in New Jersey (see discussion below under the caption "New Jersey Electric Utility Industry Restructuring" in Note 4 to the Consolidated Financial Statements) could result in a delay in such closings. Management cannot predict the outcome of such litigation, the timing of such outcome, the effect on Conectiv's ability to consummate the sales or the impact on Conectiv's ability to recover or securitize any related stranded costs.

On March 22, 2000, Conectiv announced its plans to sell Conectiv Services, Inc.
(CSI) and Conectiv Thermal Systems, Inc. (CTS). CSI provides heating, ventilation, and air conditioning (HVAC) services and CTS constructs and operates thermal energy systems. Conectiv sold a division of CSI (total assets of $12 million) during June 2000 and expects to sell CSI's other divisions within several months, which had total assets of approximately $61 million as of June 30, 2000. The results of operations for CSI are presented as the "HVAC" business segment in Note 11 to the Consolidated Financial Statements included herein.

During June 2000, CTS reached agreements with subsidiaries of Sempra Energy to sell its 50% ownership interests in two thermal energy system projects for approximately $39 million, subject to certain adjustments upon completion of the sale. The sale is expected to be completed in August or September of 2000. As of June 30, 2000, CTS had total assets of approximately $188 million, including $39 million (net of valuation reserves) for the two thermal energy system projects. Conectiv continues to seek purchasers for the remaining operations of CTS, but may retain those operations if satisfactory offers are not obtained. The results of operations for CTS are included in the Energy business segment in Note 11 to the Consolidated Financial Statements included herein.

Conectiv recorded a loss of $25.2 million before income taxes ($23.4 million after income taxes or $0.28 per average common share) in the second quarter of 2000 for the sales of CTS' 50% interest in two projects, the sale of a division of CSI, and for the expected sale of the remainder of CSI's operations. The pre-tax charge is shown on the Consolidated Statements of Income as "Provision for loss on sale of businesses." The primary effect on the balance sheet of recording the $25.2 million loss was a $16 million reduction in goodwill associated with HVAC operations. Since most of the goodwill which was written-off is not deductible for income tax purposes, no income tax benefit was recognized for that portion of the pre-tax loss.

Note 4.  Rate Matters
-------  ------------

An update to the information previously reported in Note 9 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K is presented below.

New Jersey Electric Utility Industry Restructuring

As previously disclosed, the New Jersey Board of Public Utilities (NJBPU) issued a Summary Order to ACE in July 1999 concerning restructuring ACE's electricity supply business and indicated that a more detailed order would be issued at a later time. The NJBPU's final order for ACE has been delayed due to appeals of the NJBPU's final order concerning restructuring the electricity supply business of Public Service Electric and Gas Company (PSE&G). On April 13, 2000, the Superior Court of New Jersey, Appellate Division, issued its decision on this matter, generally upholding the orders of the NJBPU.

The New Jersey Business Users and the Division of the Ratepayer Advocate, appellants in the Superior Court proceeding, petitioned the New Jersey Supreme Court to review the Superior Court's decision. The New Jersey Supreme Court agreed to review the Superior Court's decision on July 14, 2000, setting a schedule for briefing by the parties, with oral argument set for November 8, 2000.

Management cannot predict the effect, if any, of the outcome of the appeals discussed above upon ACE's final order for restructuring, or related matters, such as securitization by ACE of its stranded costs and the sale of the electric generating plants, as discussed in Note 3 to the Consolidated Financial Statements.

ACE provides Basic Generation Service (BGS) to customers who do not have an alternative electricity provider. ACE's ability to recover its BGS supply costs is subject to review by the NJBPU. In accordance with the Summary Order, ACE intends to secure BGS supply requirements (net of sources otherwise available to it at any particular time) by competitive bidding. To date, ACE has issued two requests for proposals (RFP) for BGS supply. Neither RFP resulted in ACE's entering into BGS supply contracts, and ACE has secured BGS supplies through other means.

Virginia Electric Utility Industry Restructuring

On June 29, 2000, the Virginia State Corporation Commission issued an order that, among other things, approved DPL's plan for the functional separation of its generation from transmission and distribution and authorized the transfer of electric generating facilities and related assets to other Conectiv subsidiaries.

Note 5.  Income Taxes
-------  ------------

For the three and six months ended June 30, 2000, the amount computed by multiplying "Income before income taxes" by the federal statutory rate is reconciled below to income tax expense.


                                               Three Months      Six Months
                                                  Ended            Ended
                                               June 30, 2000    June 30, 2000
                                              ---------------  ---------------
                                               Amount   Rate    Amount   Rate
                                              --------  -----  --------  -----
                                                   (Dollars in Thousands)
Statutory federal income tax expense          $13,418     35%  $33,279     35%
State income taxes, net of federal benefit      4,085     11     9,423     10
Non-deductible goodwill                         5,396     14     6,055      6
Plant basis differences                         1,476      4     2,951      3
Amortization of investment tax credits         (1,907)    (5)   (3,180)    (3)
Resolution of income tax matters*              (3,555)    (9)   (6,195)    (7)
Other, net                                      1,062      2     1,853      2
                                              -------     --   -------     --
                                              $19,975     52%  $44,186     46%
                                              =======     ==   =======     ==

*Reflects a change in estimate of previously accrued income taxes due to resolution of matters with taxing authorities.

Note 6.  Common Stockholders' Equity
-------  ---------------------------

(A)  General
     -------

As previously disclosed in Note 16 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K, as a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), Conectiv may not pay dividends on the shares of common stock and Class A common stock from an accumulated deficit or paid-in-capital without SEC approval. As of June 30, 2000, Conectiv had an accumulated deficit of $31.6 million. On April 27, 2000, the SEC approved Conectiv's payment of dividends on common stock and Class A common stock for the first and second quarters of 2000. Management expects Conectiv to have retained earnings sufficient for dividends declared on shares of common stock and Class A common stock beginning in the third quarter of 2000. Management expects that, if additional SEC approvals are required for quarterly payment of dividends, such approvals would be received.

(B)  Conectiv Common Stock
     ---------------------

During the six months ended June 30, 2000, Conectiv purchased 3,245,100 shares of Conectiv common stock for $52.0 million. As of June 30, 2000, 2,926,700 shares of common stock remained authorized for purchase under the stock purchase program announced in January 2000.

Conectiv's Board of Directors declared quarterly dividends per share of common stock of $0.22 for the first quarter of 2000 and $0.22 for the second quarter of 2000, or $0.44 for the six months ended June 30, 2000. For the six months ended June 30, 2000, dividends declared per share of common stock represented approximately 71% of earnings per average share of common stock outstanding of $0.62 and approximately 49% of earnings per average share of common stock outstanding adjusted to exclude the $0.28 loss per average share of common stock outstanding related to the disposition of the HVAC business and a portion of CTS. For additional information concerning dividends on common stock, see "Dividends on Common Stock" on page II-7 in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in Conectiv's 1999 Annual Report on Form 10-K.

(C)  Conectiv Class A Common Stock
     -----------------------------

For general information concerning Class A common stock and information about conversion and redemption provisions related to Class A common stock, refer to
Note 17 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K.

For the three months ended June 30, 2000, dividends declared per share of Class A common stock were $0.80 compared to earnings per average share of Class A common stock outstanding of $0.17. For the six months ended June 30, 2000, dividends declared per share of Class A common stock were $1.60 compared to a loss per average share of Class A common stock outstanding of $0.25. For additional information concerning dividends on Class A common stock, see "Dividends on Class A Common Stock" on page II-8 of the MD&A included in Conectiv's 1999 Annual Report on Form 10-K.

Computation of Earnings Applicable to Conectiv Class A Common Stock
 (Dollars in Thousands)(unaudited)

                                                       Three Months Ended     Six Months Ended
                                                            June 30,               June 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------

Net earnings of ACE                                    $ 13,581   $ 14,345   $ 14,621     28,903
Exclude net (income) loss of non-utility activities          71         54         46        (48)
                                                       --------   --------   --------   --------
Net income of Atlantic Utility Group                     13,652     14,399     14,667     28,855
Pro-rata portion of fixed notional charge
 of $40 million per year                                (10,000)   (10,000)   (20,000)   (20,000)
                                                       --------   --------   --------   --------
Company Net Income (Loss) Attributable
 to the Atlantic Utility Group                            3,652      4,399     (5,333)     8,855
Percentage applicable to Class A Common Stock *            27.3%      29.5%      27.3%      29.7%
                                                       --------   --------   --------   --------
Earnings (loss) applicable to Class A Common Stock     $    997   $  1,298   $ (1,456)  $  2,630
                                                       ========   ========   ========   ========

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

Summarized Financial Information of Atlantic City Electric Company
 (Dollars in Thousands)(unaudited)

Income Statement Information

                                             Three Months Ended      Six Months Ended
                                                  June 30,               June 30,
                                          ------------------------  ------------------
                                              2000          1999      2000      1999
                                          ----------    ----------  --------  --------
 Operating revenues                       $  236,249    $  246,143  $445,135  $490,982
 Operating income                         $   36,411    $   35,967  $ 59,091  $ 74,001
 Net income                               $   14,113    $   14,878  $ 15,686  $ 29,969
 Earnings applicable to common stock      $   13,581    $   14,345  $ 14,621  $ 28,903

Balance Sheet Information

                                           June 30,    December 31,
                                            2000           1999
                                          ----------    ----------
  Current assets                          $  286,921    $  340,774
  Noncurrent assets                        2,272,195     2,313,885
                                          ----------    ----------
  Total assets                            $2,559,116    $2,654,659
                                          ==========    ==========

  Current liabilities                     $  226,100    $  300,837
  Noncurrent liabilities                   1,548,917     1,550,690
  Preferred stock                            125,181       125,181
  Common stockholder's equity                658,918       677,951
                                          ----------    ----------
  Total capitalization and liabilities    $2,559,116    $2,654,659
                                          ==========    ==========

(D)  Changes in Consolidated Common Stockholders' Equity
     ---------------------------------------------------

Conectiv's consolidated common stockholders' equity decreased from $1,138.2 million as of December 31, 1999, to $1,092.5 million as of June 30, 2000. The $45.7 million decrease was primarily due to $46.0 million of common dividends declared and Conectiv's purchase of 3,245,100 shares of Conectiv common stock for $52.0 million, partly offset by net income of $50.9 million.

Note 7.  Debt
-------  ----

The $786.8 million of short-term debt outstanding as of June 30, 2000 primarily represented borrowings at the holding company level by Conectiv and had an average interest rate of 6.9%. Conectiv (the holding company) has credit agreements which provide borrowing capability of up to $1.03 billion.

ACE redeemed $46.0 million of 6.83% Medium Term Notes at maturity on January 26, 2000. DPL redeemed $2.1 million of 7 1/8% Pollution Control Bonds on February 1, 2000 and $1.4 million of 6.95% Amortizing First Mortgage Bonds on June 1, 2000.

On January 31, 2000, DPL arranged a $150 million revolving credit facility which expires January 31, 2003. The credit facility provides liquidity for DPL's $104.8 million of Variable Rate Demand Bonds and general corporate purposes.

Note  8.  Subsequent Event--Debt Refinancing
--------  ----------------------------------

On behalf of DPL, the Delaware Economic Development Authority issued the bonds listed below on July 7, 2000, and loaned the proceeds to DPL. The bonds are not secured by a mortgage or security interest in property of DPL.


                                                                            Maturity        Interest
Principal    Series                                                           Date            Rate
-----------  ---------------------------------------------------------  ----------------  ------------
     ($000)

    $11,150  Exempt Facilities Refunding Revenue Bonds, Series 2000A    July 1, 2030      Variable (1)
     27,750  Exempt Facilities Refunding Revenue Bonds, Series 2000B    July 1, 2030      Variable (1)
     15,000  Pollution Control Refunding Revenue Bonds, Series 2000C    July 1, 2025 (2)      5.5%
     16,240  Pollution Control Refunding Revenue Bonds, Series 2000D    July 1, 2028 (2)     5.65%
    -------
    $70,140
    =======

(1) The bonds interest rates are set by either auction or remarketing procedures for periods specified by DPL which may be daily, weekly or other periods, including long-term periods extending up to the bonds' maturity date. The initial interest rate period selected was a 35 day auction period. The bonds may be subject to optional redemption prior to maturity as provided for in the indenture for the bonds.

(2) The bonds are subject to mandatory tender on July 1, 2010. All or a portion of the tendered bonds may be redeemed and/or remarketed. After July 1, 2010, the bonds may bear interest at a variable rate or fixed rate and may be subject to optional redemption prior to maturity, as provided for in the indenture for the bonds.

The $70.14 million of proceeds DPL received related to issuance of the bonds listed above and additional cash will be used to redeem $70.17 million of bonds which are listed below and were called prior to maturity for redemption on September 1, 2000 and October 1, 2000, as indicated. The bonds were called at 101.5% to 102% of their principal amount.


                                                                           Redemption      Interest
Principal                             Series                                  Date           Rate
-----------  ---------------------------------------------------------  -----------------  ---------
     ($000)

    $11,170  Exempt Facilities Revenue Bonds, Series 1985               September 1, 2000     7.3%
      9,000  Exempt Facilities Revenue Bonds, Series 1989               October 1, 2000       7.5%
     35,000  Exempt Facilities Revenue Bonds, Series 1990A              September 1, 2000     7.6%
     15,000  Pollution Control Refunding Revenue Bonds, Series 1990B    September 1, 2000     7.3%
    -------
    $70,170
    =======

Note 9.  Contingencies
-------  --------------

Environmental Matters

Conectiv's subsidiaries are subject to regulation with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Conectiv's current liabilities include $3.0 million as of June 30, 2000 and December 31, 1999, respectively, for potential clean-up and other costs related to sites at which a Conectiv subsidiary is a potentially responsible party or alleged to be a third party contributor. Conectiv does not expect such future costs to have a material effect on its financial position or results of operations.

In December 1999, DPL discovered an oil leak at the Indian River power plant. DPL took action to determine the source of the leak and cap it, contain the oil to minimize impact to a nearby waterway and recover oil from the soil. Costs incurred for this first phase of response are $2.2 million.

On June 14, 2000, the Secretary of the Delaware Department of Natural Resources and Environmental Control (DNREC) issued an order which required DPL to make a $350,000 payment to DNREC in connection with the oil leak at the Indian River power plant. Of the $350,000, $250,000 is a penalty. Under the terms of the order, DNREC will transfer the remaining $100,000 to the Center for Inland Bays to support the annual Environmental Projects Grant Program for improving the Inland Bays. DPL is currently negotiating a consent agreement with DNREC for clean-up of the area affected by the leak.

In the same order, DNREC contended that DPL did not comply with a condition of DNREC-issued construction permits for the installation of pollution control equipment at Indian River generating units 1 and 2. In resolving this enforcement action, DPL paid a $100,000 penalty.

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

Note 10.  Supplemental Cash Flow Information
--------  ----------------------------------

                                           Six Months Ended
                                               June 30,
                                          ------------------
                                              2000      1999
                                          --------   -------
Cash paid (received) for:
  Interest, net of amounts capitalized    $ 99,448   $71,145
  Income taxes, net of refunds            $(28,568)  $65,520

During the six months ended June 30, 2000, Conectiv received $96.7 million of income tax refunds. The income tax refunds were primarily related to the tax benefit associated with ACE's payment of $228.5 million on December 28, 1999 to terminate ACE's purchase of electricity under a contract with the Pedricktown Co-generation Limited Partnership (Pedricktown). For additional information concerning the contract termination, see Note 10 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K.

Note 11.  Business Segments
--------  -----------------

The following information is presented in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). Conectiv's business segments under SFAS No. 131 are as follows: "Energy" represents (a) the generation, purchase, trading and sale of electricity, including the obligations of DPL and ACE to supply electricity to customers who do not choose an alternative electricity supplier;
(b) gas supply and trading activities, (c) power plant operation services, and
(d) thermal heating and cooling systems operation and construction services provided by CTS; "Power Delivery" includes activities related to delivery of electricity and gas to customers at regulated prices over transmission and distribution systems; "Telecommunications" represents services provided by Conectiv Communications Inc. (CCI), including local and long- distance telephone service and Internet services; "HVAC" represents heating, ventilation, and air conditioning services provided by CSI.

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

The operating results for business segments are evaluated based on "earnings before interest and income taxes," which is generally equivalent to Operating Income plus Other Income, less certain interest charges allocated to the business segments. For the three and six month periods ended June 30, 2000, "earnings before interest and income taxes" exclude the $25.2 million loss accrued for the expected sale of CSI and CTS' interest in two thermal heating and cooling system projects. The "earnings before interest and income taxes" of "All Other" business segments include the following amounts for equity in earnings of EnerTech: three and six months ended June 30, 2000--$24.6 million; three months ended June 30, 1999--$2.0 million; six months ended June 30, 1999-- $18.0 million.

          For additional information concerning EnerTech, see Note 2 to the Consolidated Financial Statements contained herein and Note 7 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K.


                             Three Months Ended                 Three Months Ended
                               June 30, 2000                       June 30, 1999
                      -------------------------------- -------------------------------
                                          Earnings                         Earnings
                                      Before Interest                  Before Interest
Business Segments        Revenues        and Taxes        Revenues        and Taxes
--------------------  --------------  ---------------- --------------- ---------------
                                            (Dollars in Thousands)
Energy (1)            $   1,059,878       $    61,534     $   625,464      $   47,076
Power Delivery              181,318            48,178         177,761          55,028
Telecommunications           14,313           (11,934)          8,293          (8,945)
HVAC                         37,184            (1,299)         38,314          (1,978)
All Other                       963            22,210           1,901           1,190
                      -------------       -----------     -----------      ----------
                      $   1,293,656 (2)   $   118,689 (3) $   851,733 (4)  $   92,371 (5)
                      =============       ===========     ===========      ==========

(1) Includes the operating results of non-strategic electric generating plants which, subsequent to receipt of required regulatory approvals, are expected to be sold.

(2) Includes intercompany revenues which are eliminated in consolidation as follows: Energy business segment--$139,074; Telecommunications business segment--$1,594; All Other business segments--$604.

(3) "Earnings before interest and income taxes" less $54,687 of interest expense and preferred stock dividends, $504 of net Merger-related consolidation adjustments, and the $25,162 pre-tax provision for loss expected on the sale of CSI and CTS' interest in two thermal heating and cooling system projects equals consolidated income before income taxes.

(4) Includes intercompany revenues which are eliminated in consolidation as follows: Energy business segment--$43,818; Telecommunications business segment--$804; All Other business segments--$4,631.

(5) "Earnings before interest and income taxes" less $43,034 of interest expense and preferred stock dividends and $504 of net Merger-related consolidation adjustments equals consolidated income before income taxes.



                              Six Months Ended                    Six Months Ended
                               June 30, 2000                        June 30, 1999
                      --------------------------------  ----------------------------------
                                          Earnings                            Earnings
                                      Before Interest                      Before Interest
Business Segments        Revenues        and Taxes          Revenues          and Taxes
--------------------  --------------  ----------------  -----------------  ---------------
                                            (Dollars in Thousands)
Energy (1)            $   2,010,173       $   126,506      $   1,388,823      $    86,164
Power Delivery              369,379           111,440            374,727          135,962
Telecommunications           26,876           (25,511)            15,112          (17,234)
HVAC                         69,047            (4,804)            65,010           (5,306)
All Other                     3,602            21,866              3,684           15,549
                      -------------       -----------      -------------      -----------
                      $   2,479,077 (2)   $   229,497 (3)  $   1,847,356 (4)  $   215,135 (5)
                      =============       ===========      =============      ===========

(1) Includes the operating results of non-strategic electric generating plants which, subsequent to receipt of required regulatory approvals, are expected to be sold.

(2) Includes intercompany revenues which are eliminated in consolidation as follows: Energy business segment--$276,728; Telecommunications business segment--$3,118; All Other business segments--$1,502.

(3) "Earnings before interest and income taxes" less $108,243 of interest expense and preferred stock dividends, $1,008 of net Merger-related consolidation adjustments, and the $25,162 pre-tax provision for loss expected on the sale of CSI and CTS' interest in two thermal heating and cooling system projects equals consolidated income before income taxes.

(4) Includes intercompany revenues which are eliminated in consolidation as follows: Energy business segment--$92,488; Telecommunications business segment--$1,612; All Other business segments--$4,191.

(5) "Earnings before interest and income taxes" less $83,438 of interest expense and preferred stock dividends and $855 of net Merger-related consolidation adjustments equals consolidated income before income taxes.

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

Common Stock Earnings Summary
------------------------------

Earnings applicable to common stock were $17.4 million, or $0.21 per average share of common stock outstanding (83,777,000 average shares outstanding) for the second quarter of 2000, compared to earnings applicable to common stock of $30.1 million, or $0.31 per average share of common stock outstanding (98,120,000 average shares outstanding) for the second quarter of 1999.

Earnings applicable to common stock were $52.4 million, or $0.62 per average share of common stock outstanding (84,673,000 average shares outstanding) for the six months ended June 30, 2000, compared to earnings applicable to common stock of $77.4 million, or $0.78 per average share of common stock outstanding (99,326,000 average shares outstanding) for the six months ended June 30, 1999.

Conectiv's Board of Directors declared quarterly dividends per share of common stock of $0.22 for the first quarter of 2000 and $0.22 for the second quarter of 2000, or $0.44 for the six months ended June 30, 2000. For the six months ended June 30, 2000, dividends declared per share of common stock represented approximately 71% of earnings per average share of common stock outstanding of $0.62 and approximately 49% of earnings per average share of common stock outstanding adjusted to exclude the $0.28 loss per average share of common stock outstanding related to the disposition of the HVAC business and a portion of CTS. For additional information concerning dividends on common stock, see "Dividends on Common Stock" on page II-7 in the MD&A included in Conectiv's 1999 Annual Report on Form 10-K.

The table shown below shows contributions to earnings per average share of common stock outstanding for each period reported.

After-tax contribution to earnings (loss) per average share of common stock outstanding

                                              Three Months Ended    Six Months Ended
                                                    June 30,            June 30,
                                              ------------------   -----------------
                                                2000        1999     2000       1999
                                              ------      ------   ------     ------
   (1)  Provision for losses on the sales
        of CSI and a portion of CTS           $(0.28)         -    $(0.28)        -
   (2)  Equity in earnings of EnerTech          0.19        0.01     0.19       0.11
   (3)  CCI (telecommunications)               (0.11)      (0.06)   (0.23)     (0.11)
   (4)  CSI (HVAC)                             (0.02)      (0.01)   (0.05)     (0.04)
   (5)  Energy, Power Delivery, and Other       0.43        0.37     0.99       0.82
                                              ------      ------   ------     ------
                                              $ 0.21      $ 0.31   $ 0.62     $ 0.78
                                              ======      ======   ======     ======


(1) As discussed in Note 3 to the Consolidated Financial Statements, Conectiv recorded a pre-tax loss of $25.2 million before income taxes ($23.4 million after income taxes or $0.28 per average common share) in the second quarter of 2000 for the sales of CTS' 50% interest in two projects, the sale of a division of CSI, and for the expected sale of the remainder of CSI's operations. The pre-tax charge is shown on the Consolidated Statements of Income as "Provision for loss on sale of businesses."

(2) As discussed in Note 2 to the Consolidated Financial Statements, Conectiv's equity in earnings of EnerTech for the three and six months ended June 30, 2000 was $24.6 million ($16.0 million after-income taxes or $0.19 per common share), which resulted primarily from an unrealized gain on the initial public offering of common shares of Capstone. Capstone develops, designs, assembles, and sells micro-turbines worldwide in the distributed power generation market and hybrid electric vehicle market. For the six months ended June 30, 1999, Conectiv's equity in earnings of EnerTech was $18.0 million ($10.6 million after taxes or $0.11 per common share) which resulted primarily from the initial public offering of common shares of a business-to-business Internet company. The earnings of EnerTech may be volatile from period to period due to the nature of its investments in energy-related technology and Internet service companies. As of June 30, 2000, the carrying amount of Conectiv's investment in EnerTech was $48.8 million.

(3) As announced on March 22, 2000, Conectiv continues to seek a strategic partner in the telecommunications business. As shown above, the loss per average share of common stock outstanding which resulted from CCI's operations increased: (a) to $0.11 in the second quarter of 2000 from $0.06 in the second quarter of 1999 and (b) to $0.23 for the six months ended June 30, 2000 from $0.11 for the six months ended June 30, 1999. The higher losses per average share of common stock outstanding resulted from increased interest, customer service, sales and network operations expenses and fewer average shares outstanding of common stock. Expenses increased as a result of expansion of CCI's business.

(4) As discussed in Note 3 to the Consolidated Financial Statements, Conectiv sold a division of CSI (total assets of $12 million) during June 2000 and expects to sell CSI's other divisions within several months, which had total assets of approximately $61 million as of June 30, 2000.

(5) As shown in the preceding table, the contribution to earnings per average share of common stock outstanding by "Energy, Power Delivery, and Other" increased to (a) to $0.43 in the second quarter of 2000 from $0.37 in the second quarter of 1999 and (b) to $0.99 for the six months ended June 30, 2000 from $0.82 for the six months ended June 30, 1999. These increases were primarily due to fewer average common shares outstanding and higher earnings from the Energy business segment, partly offset by lower earnings from the Power Delivery business segment. As disclosed in Note 11 to the Consolidated Financial Statements, earnings before interest and income taxes of the Energy business segment increased $14.5 million and $40.3 million for the three-month and six-month periods, respectively. Earnings before interest and income taxes of the Power Delivery business segment decreased by $6.9 million and $24.5 million for the three-month and six-month periods, respectively.

     Earnings before interest and income taxes of the Energy business segment increased primarily due to additional revenues from non-regulated electricity generation. The Energy business also benefited from lower purchased capacity and depreciation costs due to the effects of discontinuing the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71) in the third quarter of 1999. These positive variances were partly offset by an unfavorable variance for supplying electricity to DPL's "default service" customers (customers who do not choose an alternative energy supplier). DPL no longer operates under energy adjustment clauses which had generally eliminated the effect of seasonal and other energy price fluctuations on costs expensed. DPL's fuel and purchased power costs for the second quarter of 1999 reflect a credit, due to the effect of last year's energy adjustment clauses.

     Conectiv's participation in energy markets results in exposure to commodity market risk. Conectiv has controls in place that are intended to keep risk exposures within certain management-approved risk tolerance levels. For additional information concerning commodity market risk, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk," included herein.

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

As provided in Conectiv's Restated Certificate of Incorporation, Class A common stock has an interest in earnings of the Atlantic Utility Group (AUG) in excess of a notional fixed charge of $40 million per year. (The AUG includes the assets and liabilities of the electric generation, transmission, and distribution businesses of ACE which existed on August 9, 1996 and were regulated by the NJBPU.) For any reporting period, if the AUG earns less than the pro-rata portion of the annual fixed notional charge, a loss will be applicable to Class A common stock. For the first six months of 2000, the net income of the AUG was less than the fixed notional charge, which resulted in a loss of $0.25 per average share of Class A common stock outstanding. For additional information concerning the computation of earnings applicable to Class A common stock, see
Note 6 to the Consolidated Financial Statements.

In comparison to the $0.25 loss per average share of Class A common stock outstanding for the first six months of 2000, earnings per average share of Class A common stock outstanding for the first six months of 1999 were $0.41. For the second quarter of 2000, earnings per average share of Class A common stock outstanding were $0.17, compared to $0.20 for the second quarter of 1999. These decreases in earnings per average share of Class A common stock resulted primarily from customer rate decreases associated with deregulation of ACE's electricity supply business, partly offset by income tax benefits related to the resolution of certain tax matters.

For the three months ended June 30, 2000, dividends declared per share of Class A common stock were $0.80 compared to earnings per average share of Class A common stock outstanding of $0.17. For the six months ended June 30, 2000, dividends declared per share of Class A common stock were $1.60 compared to a loss per average share of Class A common stock outstanding of $0.25. For additional information concerning dividends on Class A common stock, see "Dividends on Class A Common Stock" on page II-8 of the MD&A included in Conectiv's 1999 Annual Report on Form 10-K.

Deregulated Generation and Power Plant Sales
--------------------------------------------

As previously disclosed in the MD&A under "Deregulated Generation and Power Plant Sales" on page II-12 of Conectiv's 1999 Annual Report on Form 10-K, Conectiv is building two combined cycle units, representing 1,100 megawatts (MW) of capacity, under its mid-merit electric generation strategy. In connection with Conectiv's strategic plan to further grow its mid-merit electric generating business, on June 9, 2000, Conectiv's Board of Directors authorized the expenditure of up to an additional $45 million to preserve the option to purchase up to fifteen additional combustion turbine units and for expenses associated with power plant site development and procurement. As of June 30, 2000, Conectiv had made $24.7 million of such expenditures which are classified on the balance sheet as "Option payments on combustion turbines" under Deferred Charges and Other Assets.

As also previously disclosed in the MD&A under "Deregulated Generation and Power Plant Sales" on page II-12 of Conectiv's 1999 Annual Report on Form 10-K, Conectiv is selling the nuclear and non-strategic baseload fossil electric generating plants of DPL and ACE. Consummation of the sales of the nuclear and non-strategic baseload fossil electric generating plants is subject to the receipt of required regulatory approvals. In addition, the agreements for the sales of the electric generating plants contemplate that the sales of the plants of ACE and DPL will occur simultaneously. Although management had expected such sales to close during the third or fourth quarter of 2000, the current status of litigation relating to certain deregulation matters in New Jersey (see discussion below under the caption "New Jersey Electric Utility Industry Restructuring") could result in a delay in such closings. Management cannot predict the outcome of such litigation, the timing of such outcome, the effect on Conectiv's ability to consummate the sales or the impact on Conectiv's ability to recover or securitize any related stranded costs.

The sales of the electric generating plants may cause a decrease in earnings of the Energy business because the electric generating plants will likely be sold before the combined cycle units are phased into service during the third quarter of 2001 through 2003. The proceeds from sales of the electric generating plants are expected to be used for debt repayment, repurchases of common stock, expansion of the mid-merit electric generation business, and general corporate purposes.

Formation of Conectiv Energy Holding Company
--------------------------------------------

Strategic electric generating plants of DPL and ACE, with capacity of 1,364 MW and 502 MW, respectively, were transferred to other Conectiv subsidiaries on July 1, 2000. The Conectiv subsidiaries which received the transferred plants became subsidiaries of a new Conectiv subsidiary, Conectiv Energy Holding Company (CEH). CEH and its subsidiaries are engaged in non-regulated electricity production and sales, energy trading and marketing. The electric generating plants of ACE that were transferred to a subsidiary of CEH remain in the AUG.

After the sale of the nuclear and non-strategic baseload fossil electric generating plants of DPL and ACE, the principal remaining businesses of DPL and ACE will be the transmission and distribution of electricity. Additionally, DPL will continue to supply and deliver gas under regulated tariffs and DPL and ACE will supply electricity to customers who do not choose alternative electricity suppliers. After DPL and ACE complete the sale of the nuclear and non-strategic baseload fossil electric generating plants, purchased power will be the source of the electricity supplied to their customers.

Electric Utility Industry Restructuring
----------------------------------------

An update to the information previously reported in the MD&A under "Electric Utility Industry Restructuring," beginning on page II-9 of Conectiv's 1999 Annual Report on Form 10-K is presented below.

New Jersey Electric Utility Industry Restructuring

As previously disclosed, the NJBPU issued a Summary Order to ACE in July 1999 concerning restructuring ACE's electricity supply business and indicated that a more detailed order would be issued at a later time. The NJBPU's final order for ACE has been delayed due to appeals of the NJBPU's final order concerning restructuring the electricity supply business of Public Service Electric and Gas Company (PSE&G). On April 13, 2000, the Superior Court of New Jersey, Appellate Division, issued its decision on this matter, generally upholding the orders of the NJBPU.

The New Jersey Business Users and the Division of the Ratepayer Advocate, appellants in the Superior Court proceeding, petitioned the New Jersey Supreme Court to review the Superior Court's decision. The New Jersey Supreme Court agreed to review the Superior Court's decision on July 14, 2000, setting a schedule for briefing by the parties, with oral argument set for November 8, 2000.

Management cannot predict the effect, if any, of the outcome of the appeals discussed above upon ACE's final order for restructuring, or related matters, such as securitization by ACE of its stranded costs and the sale of the electric generating plants, as discussed under "Deregulated Generation and Power Plant Sales" within the MD&A.

ACE provides Basic Generation Service (BGS) to customers who do not have an alternative electricity provider. ACE's ability to recover its BGS supply costs is subject to review by the NJBPU. In accordance with the Summary Order, ACE intends to secure BGS supply requirements (net of sources otherwise available to it at any particular time) by competitive bidding. To date, ACE has issued two requests for proposals (RFP) for BGS supply. Neither RFP resulted in ACE's entering into BGS supply contracts, and ACE has secured BGS supplies through other means.


Electric Revenues
-----------------

                                   Three Months Ended  Six Months Ended
                                       June 30,            June 30,
                                   ------------------  ------------------
                                    2000        1999      2000      1999
                                   ------      ------  --------  --------
                                              (Dollars in millions)
Regulated electric revenues        $489.2      $491.6  $  951.2  $  991.7
Non-regulated electric revenues     195.6        61.9     364.0     125.1
                                   ------      ------  --------  --------
Total electric revenues            $684.8      $553.5  $1,315.2  $1,116.8
                                   ======      ======  ========  ========

The table above shows the amounts of electric revenues earned which are subject to price regulation (regulated) and which are not subject to price regulation (non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service within the service areas of DPL and ACE.

"Regulated electric revenues" decreased by $2.4 million, from $491.6 million for the second quarter of 1999 to $489.2 million for the second quarter of 2000. For the six-month period, "regulated electric revenues" decreased by $40.5 million, from $991.7 million for the six months ended June 30, 1999 to $951.2 million for the six months ended June 30, 2000. Details of the variances in "regulated electric revenues" are shown below.


                                                                           Increase (Decrease) in
                                                                         Regulated Electric Revenues
                                                                        -----------------------------
                                                                         Three Months     Six Months
                                                                        ---------------  ------------
                                                                            (Dollars in millions)
Customers choosing alternative electricity suppliers                         $(28.9)       $(52.2)
Decrease in retail rates for electric utility industry restructuring          (17.8)        (36.5)
Higher volumes of interchange sales                                            31.0          38.8
Revenues recognized due to under-recoveries of BGS costs                       14.9           8.6
Other                                                                          (1.6)          0.8
                                                                             ------        ------
                                                                             $ (2.4)       $(40.5)
                                                                             ======        ======

The revenue impact of the electricity delivery customers of DPL and ACE choosing alternative electricity suppliers was minimized by (a) selling electricity generated by the deregulated power plants to other customers, and (b) some customers selecting "Conectiv Energy" (the trade name under which Conectiv subsidiaries market competitive retail energy) as their alternative electricity supplier. Customers representing approximately 5% of the 1999 peak loads of DPL and ACE were purchasing electricity marketed under the Conectiv Energy trade name as of June 30, 2000. Delivery customers representing approximately 6% of the 1999 peak loads of DPL and ACE were purchasing electricity from suppliers other than Conectiv as of June 30, 2000.

As previously reported in the MD&A under "Electric Utility Industry Restructuring" on page II-9 of Conectiv's 1999 Annual Report on Form 10-K, effective July 1, 2000, DPL's Maryland electric customers have the option of choosing an alternative electricity supplier and residential rates are reduced 7.5%, or approximately $12.5 million on an annualized basis. Under the scheduled phase-in of customer choice in Delaware, through September 30, 2000, customers with peak loads of 300 kilowatts or more may choose an alternative electricity supplier, and on October 1, 2000, all customers will have choice.

"Non-regulated electric revenues" result primarily from electricity trading activities, bulk sales of electricity including sales of output from deregulated electric generating plants, and competitive retail sales. For the three and six months ended June 30, 2000, electricity trading and strategic generation electricity sales accounted for about 45%-46% and 28%-29%, respectively, of "non-regulated electric revenues." The remaining approximate one-fourth of "non-regulated electric revenues" was from competitive retail sales. In June 2000, Conectiv announced that it would cease selling electricity to residential customers in Pennsylvania. Conectiv will continue to evaluate market changes and modify retail strategies as appropriate.

"Non-regulated electric revenues" increased by $133.7 million, from $61.9 million for the second quarter of 1999 to $195.6 million for the second quarter of 2000. For the six-month period, "non-regulated electric" revenues increased by $238.9 million, from $125.1 million for the six months ended June 30, 1999 to $364.0 million for the six months ended June 30, 2000. The revenue increases resulted from higher wholesale sales of electricity generated by deregulated power plants, increased volumes of electricity traded, and higher competitive retail electricity sales. Deregulation of the electric generating plants, high plant availability, and lower load obligations due to some customers choosing alternative suppliers made more electricity output of electric generating plants available for sale in non-regulated markets. Sales of competitive retail electricity increased due to increased marketing to large commercial and industrial customers outside Conectiv's service area and sales to the delivery customers of DPL and ACE who selected "Conectiv Energy" (trade name) as their alternative electricity supplier.


Gas Revenues
------------
                              Three Months Ended  Six Months Ended
                                   June 30,           June 30,
                              ------------------  ----------------
                                2000        1999     2000     1999
                              ------      ------   ------   ------
                                       (Dollars in millions)
Regulated gas revenues        $ 22.2      $ 22.8   $ 67.0   $ 75.4
Non-regulated gas revenues     280.3       110.4    510.0    349.6
                              ------      ------   ------   ------
Total gas revenues            $302.5      $133.2   $577.0   $425.0
                              ======      ======   ======   ======

DPL earns gas revenues from on-system natural gas sales which generally are subject to price regulation and from the transportation of natural gas for customers. DPL and a subsidiary of CEH also trade and sell natural gas in transactions which are not subject to price regulation. The table above shows the amounts of gas revenues earned from sources which were subject to price regulation (regulated) and which were not subject to price regulation (non-regulated).

For the six months ended June 30, 2000, "regulated gas revenues" decreased $8.4 million primarily because some commercial and industrial customers elected to buy gas from alternative suppliers. However, DPL's gross margin (gas revenues less gas purchased) from supplying regulated gas customers is insignificant, so the effect of the revenue decrease on pre-tax profits was minimal.

"Non-regulated gas revenues" increased by $169.9 million for the three-month period and $160.4 million for the six-month period due to higher volumes of gas traded and increased competitive retail gas sales. Although "non-regulated gas revenues" increased, due to unfavorable gas trading results the gross margin earned from "non-regulated gas revenues" decreased by $6.1 million for the three-month period and $3.0 million for six-month period.

Other Services Revenues
------------------------

Other services revenues were comprised of the following:


                             Three Months Ended  Six Months Ended
                                  June 30,           June 30,
                             ------------------  ----------------
                               2000        1999    2000      1999
                             ------      ------  ------    ------
                                       (Dollars in millions)
Fuel oil and gasoline        $ 90.3      $ 45.8  $161.8    $ 83.3
CSI (HVAC)                     37.2        38.3    69.0      65.0
CCI (Telecommunications)       14.3         8.3    26.9      15.1
Thermal systems                 6.4         6.4    12.6      12.3
Operation of power plants      11.5         7.2    20.8      13.3
Solutions *                     4.0         4.5     7.3       9.2
Other                           1.3         5.3     7.2       9.0
                             ------      ------  ------    ------
 Total                       $165.0      $115.8  $305.6    $207.2
                             ======      ======  ======    ======

*  Customized energy-related products and services

"Other services" revenues increased $49.2 million and $98.4 million in the three-month and six-month periods, respectively, primarily due to higher volume and market prices for fuel oil and gasoline.

CCI continued to grow its business, resulting in revenue increases of $6.0 million for the three-month period and $11.8 million for the six-month period. CCI had sold approximately 95,000 access lines as of June 30, 2000, which represented a 70% increase from a year ago.

Revenues from "Operation of power plants" increased in the three-month and six-month periods due to more power plants being operating under additional contracts.

Operating Expenses
-------------------

Electric Fuel and Purchased Energy and Capacity

"Electric fuel and purchased energy and capacity" increased $128.1 million for the three-month period and $180.8 million for the six-month period mainly due to higher volumes of non-regulated electricity generated and purchased for resale and higher volumes of electricity interchanged, partly offset by lower costs due to termination of the Pedricktown purchased power contract in the fourth quarter of 1999. Lower capacity costs due to discontinuance of SFAS No. 71 for the electricity supply business in the third quarter of 1999 also mitigated the increases.

Gas Purchased

Gas purchased increased by $176.2 million for the three-month period and $156.2 million for the six-month period mainly due to higher volumes of non-regulated natural gas trading activities, partly offset by lower volumes of gas supplied under regulated tariffs to commercial and industrial customers in DPL's service area.

Other Services Cost of Sales

Other services cost of sales increased by $48.3 million for the three-month period and $92.8 million for the six-month period, primarily due to higher volumes and market prices of fuel oil and gasoline purchased for resale and higher volumes of HVAC and telecommunication services provided.

Operation and Maintenance Expenses

Operation and maintenance expenses decreased by $0.6 million in the second quarter due to lower operating expenses of jointly-owned power plants, partly offset by higher operating expenses of CCI's business. For the six-month period, operating and maintenance expenses increased $22.1 million due to higher expenses related to expanding CCI's business, operating electric generating plants, and servicing customers of the regulated utility businesses.

Depreciation and amortization

Depreciation and amortization expenses decreased $4.2 million for the three-month period and $7.1 million for the six-month period mainly due to the write-downs in the third and fourth quarters of 1999 of the electric generating plants in connection with restructuring the electric utility industry in Delaware, Maryland, and New Jersey. Amortization of "Recoverable stranded costs" partly offset the decrease from lower depreciation of power plants.

Other Income
-------------

Other income increased $24.6 million in the second quarter mainly due to Conectiv's equity in earnings of EnerTech for the second quarter of 2000, which resulted primarily from an unrealized gain on the initial public offering of common shares of Capstone.

Other income increased $13.8 million for the six-month period, including a $6.6 million increase from Conectiv's equity in earnings of EnerTech. For the six months ended June 30, 2000, Conectiv's equity in earnings of EnerTech were $24.6 million compared to $18.0 million for the six months ended June 30, 1999, which included an unrealized gain from the initial public offering of common shares of a business-to-business Internet company. The remaining $7.2 million increase in other income for the six-month period was mainly due to a gain on the sale of an investment in a leveraged lease and higher equity in earnings of a non-utility generation joint venture, partly offset by income in the first quarter of 1999 from implementation of mark-to-market accounting for energy trading activities.

Financing Costs
----------------

Financing costs reflected in the Consolidated Statements of Income include interest charges, allowance for funds used during construction, and preferred stock dividend requirements of subsidiaries. Financing costs increased $12.5 million for the three-month period and $26.8 million for the six-month period mainly due to additional interest expense on borrowings to finance the following: (1) purchases of Conectiv common stock; (2) the $228.5 million payment in December 1999 to terminate the Pedricktown purchased power contract, and (3) the operations of CCI and other nonutility subsidiaries.

Income Taxes
------------

Income taxes as a percent of "Income before income taxes" increased for the three-month and six-month periods primarily due to the write-off of goodwill which was not tax deductible.

New Accounting Pronouncements
-----------------------------

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delayed the required implementation date for SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," until all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended certain aspects of SFAS No. 133. SFAS No. 133 and 138 established accounting and reporting standards for derivative instruments and for hedging activities. Conectiv has not yet adopted SFAS No. 133 and 138 and currently cannot determine the effect that these accounting standards will have on its financial statements. However, SFAS No. 133 and 138 may cause the volatility of earnings to increase.

Liquidity and Capital Resources
--------------------------------

Cash Flows From Operating Activities

Due to $130.4 million of cash provided by operating activities, $170.1 million of cash used by investing activities, and $45.3 million of cash provided by financing activities, cash and cash equivalents increased by $5.5 million during the six months ended June 30, 2000.

Net cash provided by operating activities for the six months ended June 30, 2000 included $96.7 million of income tax refunds which were primarily related to the tax benefit associated with ACE's payment of $228.5 million on December 28, 1999 to terminate the Pedricktown purchased power contract. After excluding the $96.7 million of cash flow attributed to the income tax refunds from operating cash flows for the six months ended June 30, 2000, net cash flow from operations decreased by $168.2 million for the six-month period. This decrease in operating cash flow was due to working capital requirements associated with energy trading, slower collection of accounts receivable, higher interest expense payments, and prior-year over-collections of energy costs from customers.

Excluding changes due to reclassifications, accounts receivable as of June 30, 2000 increased by $217.6 million in comparison to December 31, 1999. This increase was primarily due to higher natural gas and other energy trading activities, and also reflects slower collections of accounts receivable caused by conversion to a new customer billing system in December 1999. Increased energy trading activities was also the primary reason for a $108.8 million increase (excluding reclassifications) in the balance of accounts payable as of June 30, 2000, compared to December 31, 1999.

Cash Flows From Investing Activities

Capital expenditures were $186.3 million for the six months ended June 30, 2000 compared to $134.2 million for the six months ended June 30, 1999. Capital expenditures increased $52.1 million primarily due to the capital requirements of Conectiv's mid-merit electric generation strategy, including construction expenditures for the two combined cycle units with 1,100 MW of total capacity and payments ($24.7 million) for preservation of the option to purchase up to fifteen additional combustion turbine units. Other projects contributing to the increase in capital expenditures were upgrades of the electric transmission and distribution systems which increase system reliability, expansion of CCI's telecommunications network, and replacement of CCI's customer service system.

The $19.7 million of cash proceeds for the six months ended June 30, 2000 from "asset sales" was mainly from the sale of an aircraft which was owned through a leveraged lease, and also includes proceeds from the sale of a division of CSI and marketable securities.

Cash Flows From Financing Activities

Common dividends paid were $46.5 million for the six months ended June 30, 2000 compared to $87.5 million for the six months ended June 30, 1999. The decrease in common dividends paid was due to fewer shares of common stock and Class A common stock and lower dividends per share of common stock. For information concerning the 1999 offer to purchase shares of common stock and the 1999 reduction in dividends per share of common stock, see Note 16 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K.

As previously disclosed, as a registered holding company under PUHCA, Conectiv may not pay dividends on the shares of common stock and Class A common stock from an accumulated deficit or paid-in-capital without SEC approval. As of June 30, 2000, Conectiv had an accumulated deficit of $31.6 million. On April 27, 2000, the SEC approved Conectiv's payment of dividends on common stock and Class A common stock for the first and second quarters of 2000. Management expects Conectiv to have retained earnings sufficient for dividends declared on shares of common stock and Class A common stock beginning in the third quarter of 2000. Management expects that, if additional SEC approvals are required for quarterly payment of dividends, such approvals would be received.

During the six months ended June 30, 2000, Conectiv purchased 3,245,100 shares of Conectiv common stock for $52.0 million. As of June 30, 2000, 2,926,700 shares of common stock remained authorized for purchase under the stock purchase program announced in January 2000.

ACE redeemed $46.0 million of 6.83% Medium Term Notes at maturity on January 26, 2000. DPL redeemed $2.1 million of 7 1/8% Pollution Control Bonds on February 1, 2000 and $1.4 million of 6.95% Amortizing First Mortgage Bonds on June 1, 2000.

Conectiv's short-term debt balance as of June 30, 2000 increased by $207.2 million from the balance as of December 31, 1999 primarily due to financing capital expenditures and purchases of Conectiv common stock.

Conectiv's capital structure, including short-term debt, current maturities of long-term debt, and variable rate demand bonds, is shown below.


                                                   June 30,      December 31,
                                                     2000           1999
                                                   --------      ------------
Common stockholders' equity                          24.6%          26.2%
Preferred stock of subsidiaries                       6.4%           6.6%
Long-term debt and variable rate demand bonds        51.0%          52.7%
Short-term debt and
 current maturities of long-term debt                18.0%          14.5%

Subsequent Event--Debt Refinancing

As discussed in Note 8 to the Consolidated Financial Statements, on behalf of DPL, the Delaware Economic Development Authority issued $70.14 million of bonds on July 7, 2000 and loaned the proceeds to DPL. Of the bonds issued, $38.9 million have a variable interest rate and a maturity date of July 1, 2030, $15.0 million have a fixed interest rate of 5.5% and a maturity date of July 1, 2025, and $16.24 million have a fixed interest rate of 5.65% and a maturity date of July 1, 2028. The fixed interest rate bonds are subject to mandatory tender on July 1, 2010, and DPL may choose to redeem and/or remarket all or a portion of the tendered bonds. The $70.14 million of proceeds received by DPL on July

7, 2000 and additional cash will be used to redeem $70.17 million of bonds (7.48% average interest rate) prior to maturity on September 1, 2000 ($61.17 million principal amount of bonds) and October 1, 2000 ($9.0 million principal amount of bonds). The bonds were called at 101.5% to 102% of their principal amount.

Ratio of Earnings to Fixed Charges

Conectiv's ratio of earnings to fixed charges under the SEC Method is shown below. See Exhibit 12, Ratio of Earnings to Fixed Charges, for additional information.


                                 12 Months
                                   Ended       Year Ended December 31,
                                  June 30, ----------------------------
                                    2000   1999  1998  1997  1996  1995
                                 --------- ----  ----  ----  ----  ----
 Ratio of Earnings to
  Fixed Charges (SEC Method)       1.72    1.98  2.38  2.63  2.83  2.92

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

As previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" on pages II-24 to II-25 of Conectiv's 1999 Annual Report on Form 10-K, Conectiv is subject to market risks, including interest rate risk, equity price risk, and commodity price risk. An update concerning Conectiv's commodity price risk appears below.

Conectiv is exposed to the impact of market fluctuations in the price and transportation costs of natural gas, electricity, and petroleum products. Conectiv engages in commodity hedging activities to minimize the risk of market fluctuations associated with the purchase and sale of energy commodities (natural gas, petroleum products and electricity). Some hedging activities are conducted using energy derivatives (futures, options, and swaps). The remainder of Conectiv's hedging activity is conducted by backing physical transactions with offsetting physical positions. The hedging objectives include the assurance of stable and known minimum cash flows and the fixing of favorable prices and margins when they become available. Conectiv also engages in energy commodity trading and arbitrage activities, which expose Conectiv to commodity market risk when, at times, Conectiv creates net open energy commodity positions or allows net open positions to continue. To the extent that Conectiv has net open positions, controls are in place that are intended to keep risk exposures within management-approved risk tolerance levels.

Conectiv uses a value-at-risk model to assess the market risk of its electricity, gas, and petroleum products commodity activities. The model includes fixed price sales commitments, physical forward contracts, and commodity derivative instruments. Value-at-risk represents the potential gain or loss on instruments or portfolios due to changes in market factors, for a specified time period and confidence level. Conectiv estimates value-at-risk across its power, gas, and petroleum commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level and assuming a five-day holding period. Conectiv's calculated value-at-risk with respect to its commodity price exposure associated with contractual arrangements was approximately $29.7 million as of June 30, 2000, in comparison to $4.0 million as of December 31, 1999. The increase in value-at-risk was primarily due to increased hedging, with forward contracts, of the deregulated portion of the electricity output of Conectiv's power plants.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

Information concerning fines related to environmental matters reported in Note 9 to the Consolidated Financial Statements under Item 1 in Part I herein is incorporated by reference.

On July 20, 2000, a class action lawsuit was filed in the Court of Common Pleas in Philadelphia County, Pennsylvania, purportedly on behalf of a class of residential electricity customers in Pennsylvania served by Conectiv Energy. The lawsuit alleges that Conectiv Energy's recent withdrawal from the residential market in Pennsylvania violated certain Pennsylvania laws and breached Conectiv Energy's contracts with its customers. Management believes that Conectiv Energy's withdrawal from this retail energy market was lawful and that Conectiv Energy did not breach its customer contracts.

ITEM 5.  Other Information
-------  -----------------

ELECTRIC SYSTEM OUTAGES

As previously disclosed, on October 13, 1999, the Delaware Public Service Commission (DPSC) initiated a formal proceeding to investigate the adequacy of DPL's facilities and services, including the remedies and incentives (if any) to be imposed or offered, respectively, to ensure the continued adequacy of DPL's facilities and services. That proceeding considered the effects (if any) of electric utility industry restructuring in Delaware on the reliability of electric service. On June 20, 2000, the DPSC issued an order in which the DPSC concluded that, in general, DPL had acted properly with regard to electric system outages in early-July 1999 during an extended period of hot and humid weather and high demand for electricity. The DPSC found only that rolling blackouts might have been avoided if concerns about reactive power needs on the Delmarva Peninsula had prompted the acceleration of some transmission system upgrades.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

Exhibits
---------

Exhibit 12, Ratio of Earnings to Fixed Charges

Exhibit 27, Financial Data Schedule

Reports on Form 8-K
--------------------

On June 15, 2000, Conectiv filed a Current Report on Form 8-K dated June 15, 2000 reporting on Item 5, Other Events.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Conectiv
                               --------
                               (Registrant)



Date:  August 11, 2000         /s/ John C. van Roden
       ---------------         ---------------------
                               John C. van Roden, Senior Vice President
                               and Chief Financial Officer

                                 Exhibit Index
                                 -------------


Exhibit 12, Ratio of Earnings to Fixed Charges

Exhibit 27, Financial Data Schedule