Form 10-Q
period 2000-09-30
CONECTIV
filed 2000-11-13
CIK 1029590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2000

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

                       Yes   X   No
                            ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Shares Outstanding at September 30, 2000
  ------------------------------------  ----------------------------------------
  Common Stock, $0.01 par value                        82,862,850
  Class A Common Stock, $0.01 par value                 5,742,315

                                    Conectiv
                                    --------

                               Table of Contents
                               -----------------


                                                                                     Page
                                                                                     ----
Part I.    Financial Information:

     Item 1.  Financial Statements

              Consolidated Statements of Income for the three and nine months
              ended September 30, 2000, and September 30, 1999.................       1-2

              Consolidated Statements of Comprehensive Income for the three and
              nine months ended September 30, 2000, and September 30, 1999.....         3

              Consolidated Balance Sheets as of September 30, 2000, and
              December 31, 1999................................................       4-5

              Consolidated Statements of Cash Flows for the
              nine months ended September 30, 2000, and September 30, 1999.....         6

              Notes to Consolidated Financial Statements.......................      7-19

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................     20-34

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......     34-35


Part II.   Other Information

     Item 1.  Legal Proceedings................................................        36

     Item 5.  Other Information................................................        36

     Item 6.  Exhibits and Reports on Form 8-K.................................        36

Signature......................................................................        37


                         PART I. FINANCIAL INFORMATION

                                   CONECTIV
                                   --------
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                               Three Months Ended             Nine Months Ended
                                                                 September 30,                  September 30,
                                                           --------------------------     --------------------------
                                                              2000            1999           2000            1999
                                                           ----------      ----------     ----------      ----------
OPERATING REVENUES
  Electric                                                 $  915,020      $  795,732     $2,230,156      $1,912,555
  Gas                                                         492,780         157,530      1,069,816         582,560
  Other services                                              143,748         127,150        449,305         334,362
                                                           ----------      ----------     ----------      ----------
                                                            1,551,548       1,080,412      3,749,277       2,829,477
                                                           ----------      ----------     ----------      ----------
OPERATING EXPENSES
  Electric fuel and purchased energy and capacity             517,967         373,184      1,235,290         909,729
  Gas purchased                                               472,830         151,369      1,019,859         542,181
  Other services' cost of sales                               121,778         101,164        379,372         265,989
  Special charges                                                 -           105,648         25,162         105,648
  Operation and maintenance                                   147,367         149,868        463,193         443,631
  Depreciation and amortization                                65,163          68,384        193,192         203,558
  Taxes other than income taxes                                22,086          23,462         63,706          63,012
                                                           ----------      ----------     ----------      ----------
                                                            1,347,191         973,079      3,379,774       2,533,748
                                                           ----------      ----------     ----------      ----------
OPERATING INCOME                                              204,357         107,333        369,503         295,729
                                                           ----------      ----------     ----------      ----------

OTHER INCOME                                                   11,943           6,453         57,851          38,551
                                                           ----------      ----------     ----------      ----------
INTEREST EXPENSE
  Interest charges                                             57,364          48,154        167,322         131,103
  Allowance for borrowed funds used during
    construction and capitalized interest                      (2,778)         (1,042)        (6,924)         (4,065)
                                                           ----------      ----------     ----------      ----------
                                                               54,586          47,112        160,398         127,038
                                                           ----------      ----------     ----------      ----------
PREFERRED STOCK DIVIDEND
  REQUIREMENTS OF SUBSIDIARIES                                  5,110           5,117         15,268          14,843
                                                           ----------      ----------     ----------      ----------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                          156,604          61,557        251,688         192,399

INCOME TAXES, EXCLUDING INCOME TAXES
  APPLICABLE TO EXTRAORDINARY ITEM                             66,988          41,318        111,174          92,106
                                                           ----------      ----------     ----------      ----------
INCOME BEFORE EXTRAORDINARY ITEM                               89,616          20,239        140,514         100,293

EXTRAORDINARY ITEM (Net of $160,193 of income taxes)              -          (271,106)           -          (271,106)
                                                           ----------      ----------     ----------      ----------
NET INCOME (LOSS)                                          $   89,616      $ (250,867)    $  140,514      $ (170,813)
                                                           ==========      ==========     ==========      ==========

(Continued on page 2)

         See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                                   --------
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)

(Continued from page 1)

                                                                Three Months Ended               Nine Months Ended
                                                                  September 30,                     September 30,
                                                           -----------------------------    -----------------------------
                                                               2000             1999            2000             1999
                                                           -------------    -------------   -------------    -------------
EARNINGS (LOSS) APPLICABLE TO:
   Common stock
     Income before extraordinary item                       $    83,406      $    13,084     $   135,760      $    90,159
     Extraordinary item, net of income taxes                        -           (266,333)            -           (266,053)
                                                           -------------    -------------   -------------    -------------
      Total                                                 $    83,406      $  (253,249)    $   135,760      $  (175,894)
   Class A common stock
     Income before extraordinary item                       $     6,210      $     7,155     $     4,754      $    10,134
     Extraordinary item, net of income taxes                        -             (4,773)            -             (5,053)
                                                           -------------    -------------   -------------    -------------
      Total                                                 $     6,210      $     2,382     $     4,754      $     5,081
                                                           =============    =============   =============    =============
AVERAGE SHARES OUTSTANDING (000)
   Common stock                                                  82,701           87,711          84,015           95,454
   Class A common stock                                           5,742            5,743           5,742            6,234

EARNINGS (LOSS) PER AVERAGE SHARE--basic and diluted
   Common stock
     Before extraordinary item                              $      1.01      $      0.15     $      1.62      $      0.94
     Extraordinary item                                             -              (3.04)            -              (2.79)
                                                           -------------    -------------   -------------    -------------
      Total                                                 $      1.01      $     (2.89)    $      1.62      $     (1.85)
                                                           =============    =============   =============    =============
   Class A common stock
     Before extraordinary item                              $      1.08      $      1.25     $      0.83      $      1.63
     Extraordinary item                                             -              (0.83)            -              (0.81)
                                                           -------------    -------------   -------------    -------------
           Total                                            $      1.08      $      0.42     $      0.83      $      0.82
                                                           =============    =============   =============    =============
DIVIDENDS DECLARED PER SHARE
     Common stock                                           $     0.220      $     0.220     $     0.660      $     0.825
     Class A common stock                                   $     0.800      $     0.800     $     2.400      $     2.400

         See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                                   --------
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                Three Months Ended               Nine Months Ended
                                                                  September 30,                     September 30,
                                                           -----------------------------    -----------------------------
                                                               2000             1999            2000             1999
                                                           -------------    -------------   -------------    -------------
Net Income (loss)                                           $    89,616      $  (250,867)    $   140,514      $  (170,813)
                                                           -------------    -------------   -------------    -------------
Other comprehensive income (loss)                                                                                     -

  Pre-tax  income (loss) from unrealized gain
    (loss)  on marketable securities                               (449)             -               382              -
  Income taxes                                                     (157)             -               134              -
                                                           -------------    -------------   -------------    -------------
                                                                   (292)             -               248              -
                                                           -------------    -------------   -------------    -------------
Comprehensive income (loss)                                 $    89,324      $  (250,867)    $   140,762      $  (170,813)
                                                           =============    =============   =============    =============

         See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                   September 30,  December 31,
                                                      2000           1999
                                                   --------------  ------------

ASSETS

Current Assets

    Cash and cash equivalents                            $92,074       $56,239
    Accounts receivable, net of allowances of
       $24,801 and $11,564, respectively                 936,272       544,463
    Inventories, at average cost
       Fuel (coal, oil and gas)                           62,977        65,360
       Materials and supplies                             56,598        58,177
    Deferred energy supply costs                           2,480         8,612
    Prepaid New Jersey Sales and Excise Taxes             13,624             -
    Prepaid income taxes                                       -        15,674
    Other prepayments                                     22,769        20,295
    Deferred income taxes, net                            28,644        25,175
                                                   -------------    ----------
                                                       1,215,438       793,995
                                                   -------------    ----------

Investments
    Investment in leveraged leases                        54,964        72,161
    Funds held by trustee                                188,636       173,247
    Other investments                                     89,563       100,764
                                                   -------------   -----------
                                                         333,163       346,172
                                                   -------------   -----------
Property, Plant and Equipment
    Electric generation                                1,586,906     1,571,556
    Electric transmission and distribution             2,695,890     2,633,375
    Gas transmission and distribution                    269,244       265,708
    Other electric and gas facilities                    393,641       405,303

    Telecommunications, thermal systems, and other
       property, plant, and equipment                    255,132       238,229
                                                   -------------   -----------
                                                       5,200,813     5,114,171
    Less: Accumulated depreciation                     2,221,782     2,097,529
                                                   -------------   -----------
    Net plant in service                               2,979,031     3,016,642
    Construction work-in-progress                        322,182       199,390
    Leased nuclear fuel, at amortized cost                56,156        55,983
    Goodwill, net                                        347,088       369,468
                                                   -------------   -----------
                                                       3,704,457     3,641,483
                                                   -------------   -----------
Deferred Charges and Other Assets
    Recoverable stranded costs, net                    1,000,252     1,030,049
    Deferred recoverable income taxes                     89,169        93,853
    Unrecovered purchased power costs                     18,097        28,923
    Unrecovered New Jersey state excise tax               13,497        22,567
    Deferred debt refinancing costs                       21,217        21,113
    Deferred other postretirement benefit costs           30,605        32,479
    Prepaid pension costs                                 61,673        35,005
    Unamortized debt expense                              26,633        28,045
    License fees                                          22,300        23,331
    Other                                                 51,859        41,447
                                                   -------------   -----------
                                                       1,335,302     1,356,812
                                                   -------------   -----------
Total Assets                                          $6,588,360    $6,138,462
                                                   =============    ==========


See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                 September 30,    December 31,
                                                                     2000             1999
                                                                 -------------    ------------

CAPITALIZATION AND LIABILITIES

Current Liabilities
    Short-term debt                                                 $  715,394      $  579,688
    Long-term debt due within one year                                  43,043          48,937
    Variable rate demand bonds                                         158,430         158,430
    Accounts payable                                                   524,824         307,764
    Taxes accrued                                                       76,889               -
    Interest accrued                                                    47,067          41,137
    Dividends payable                                                   26,753          27,545
    Deferred energy supply costs                                        46,847          46,375
    Current capital lease obligation                                    27,987          28,715
    Above-market purchased energy contracts
       and other electric restructuring liabilities                     33,004          41,101
    Other                                                               99,541          91,353
                                                                 -------------    ------------
                                                                     1,799,779       1,371,045
                                                                 -------------    ------------

Deferred Credits and Other Liabilities
    Other postretirement benefits obligation                            93,867          96,388
    Deferred income taxes, net                                         778,782         730,987
    Deferred investment tax credits                                     69,979          74,431
    Regulatory liability for New Jersey income tax benefit              49,262          49,262
    Above-market purchased energy contracts
       and other electric restructuring liabilities                    109,030         119,704
    Deferred gain on termination of purchased energy contract           74,968          70,849
    Long-term capital lease obligation                                  29,177          30,395
    Other                                                               53,315          47,447
                                                                 -------------    ------------
                                                                     1,258,380       1,219,463
                                                                 -------------    ------------

Capitalization
    Common stock: $0.01 per share par value;
       150,000,000 shares authorized; shares outstanding - -
       82,862,850 in 2000, and 86,173,169 in 1999                          830             863
    Class A common stock: $0.01 per share par value;
       10,000,000 shares authorized; shares outstanding - -
       5,742,315 in 2000 and 1999                                           57              57
    Additional paid-in capital - - common stock                      1,030,258       1,085,060
    Additional paid-in capital - - Class A common stock                 93,738          93,738
    Retained earnings / (Accumulated deficit )                          35,240         (36,472)
    Treasury shares, at cost:
          116,233 shares in 2000; 167,514 shares in 1999                (2,392)         (3,446)
    Unearned compensation                                               (1,530)         (1,627)
    Accumulated other comprehensive income                                 248               -
                                                                 -------------    ------------
       Total common stockholders' equity                             1,156,449       1,138,173
    Preferred stock of subsidiaries:
       Not subject to mandatory redemption                              95,933          95,933
       Subject to mandatory redemption                                 188,950         188,950
    Long-term debt                                                   2,088,869       2,124,898
                                                                 -------------    ------------
                                                                     3,530,201       3,547,954
                                                                 -------------    ------------
Commitments and Contingencies (Note 13)                                      -               -
                                                                 -------------    ------------
Total Capitalization and Liabilities                                $6,588,360      $6,138,462
                                                                 =============    ============

See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                                   --------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                     Nine Months Ended
                                                                                         September 30,
                                                                                 -------------------------
                                                                                    2000          1999
                                                                                 ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                            $140,514        $(170,813)
    Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Extraordinary item, net of income taxes                                          -          271,106
       Special charges                                                             25,162          105,648
       Depreciation and amortization                                              211,002          221,942
       Investment tax credit adjustments, net                                      (4,452)          (3,820)
       Deferred income taxes, net                                                  41,927          (19,345)
       Non-cash earnings of equity method investee                                (34,140)         (17,978)
       Net change in:
           Accounts receivable                                                   (390,187)         (51,248)
           Inventories                                                              2,389            3,424
           Accounts payable                                                       216,049           11,209
           Accrued / prepaid taxes                                                 83,497           59,352
           Other current assets & liabilities (1)                                  13,664           (2,366)
    Other, net                                                                    (16,269)          (8,043)
                                                                               ----------      -----------
    Net cash provided by operating activities                                     289,156          399,068
                                                                               ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of businesses, net of cash acquired                                  (798)         (17,098)
    Capital expenditures                                                         (260,776)        (221,483)
    Investments in partnerships                                                    (4,090)         (21,149)
    Proceeds from assets sold                                                      69,726                -
    Deposits to nuclear decommissioning trust funds                                  (738)          (5,695)
    (Increase) / Decrease in bond proceeds held in trust funds                     (9,028)             544
    Leveraged leases, net                                                           8,244            6,938
    Other, net                                                                     (5,819)           1,346
                                                                               ----------      -----------
    Net cash used by investing activities                                        (203,279)        (256,597)
                                                                               ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock dividends paid                                                   (69,253)        (112,386)
    Common stock issued                                                                 -               59
    Common stock redeemed                                                         (54,651)        (360,822)
    Long-term debt issued                                                          70,140          250,000
    Long-term debt redeemed                                                      (111,664)        (103,678)
    Variable rate demand bonds issued                                                   -           33,330
    Principal portion of capital lease payments                                   (17,810)         (17,558)
    Net change in short-term debt                                                 135,706          247,471
    Cost of issuances and refinancings                                             (2,510)          (5,218)
                                                                               ----------      -----------
    Net cash used by financing activities                                         (50,042)         (68,802)
                                                                               ----------      -----------
    Net change in cash and cash equivalents                                        35,835           73,669
    Cash and cash equivalents at beginning of period                               56,239           65,884
                                                                              -----------      -----------
    Cash and cash equivalents at end of period                                   $ 92,074         $139,553
                                                                              ===========      ===========




    (1) Other than debt and deferred income taxes classified as current.

    See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                                   --------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)


Note 1.  Financial Statement Presentation
-------  --------------------------------

Conectiv's consolidated condensed interim financial statements contained herein include the accounts of Conectiv and its majority-owned subsidiaries and reflect all adjustments, consisting of only normal recurring adjustments, necessary in the opinion of management for a fair presentation of interim results. In accordance with regulations of the Securities and Exchange Commission (SEC), disclosures which would substantially duplicate the disclosures in Conectiv's 1999 Annual Report on Form 10-K have been omitted. Accordingly, Conectiv's consolidated condensed interim financial statements contained herein should be read in conjunction with Conectiv's 1999 Annual Report on Form 10-K and Part II of this Quarterly Report on Form 10-Q for additional relevant information.

Within the Consolidated Statements of Income, amounts previously reported for the three and nine months ended September 30, 1999 as "Electric fuel and purchased power" and "Purchased electric capacity" have been combined and reported as "Electric fuel and purchased energy and capacity." Certain other reclassifications of prior period data have been made to conform with the current presentation.


Note 2.  New Accounting Pronouncement
-------  ----------------------------

Conectiv will implement the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, beginning in the first quarter of 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires all derivative instruments, within the scope of the statement, to be recognized as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges, under SFAS No. 133, are recognized in earnings. The gain or loss on a derivative that hedges exposure to variable cash flow of a forecasted transaction is initially recorded in other comprehensive income (a separate component of common stockholders' equity) and is subsequently reclassified into earnings when the forecasted transaction occurs. Changes in the fair value of other hedging derivatives result in a change in the value of the asset, liability, or firm commitment being hedged, to the extent the hedge is effective. Any ineffective portion of a hedge is recognized in earnings immediately.

The initial impact on Conectiv's financial statements of adopting SFAS No. 133 in the first quarter of 2001 is expected to include the following: (a) recognition of assets or liabilities for the fair value of certain contracts which will be classified as derivatives under SFAS No. 133; (b) derecognition (or elimination) of deferred gains and losses on hedging derivatives; and (c) a "cumulative effect" type of adjustment for the impact on comprehensive income, which is expected to be partly recorded in other comprehensive income and partly in earnings. Subsequent to initial adoption, SFAS No. 133 may cause increased volatility in Conectiv's earnings, revenues and common stockholders' equity.

Note 3.  Investment Income
-------  -----------------

Investments in the EnerTech Funds

An indirect Conectiv subsidiary holds a limited partner interest in EnerTech Capital Partners, L.P. and EnerTech Capital Partners II, L.P. (the EnerTech funds). The EnerTech funds are venture capital funds that invest in energy-related technology and Internet service companies. Due to the nature of the investments of the EnerTech funds, the earnings of the funds may be volatile from period to period. The EnerTech funds record their investments at fair value and include gains and losses on changes in the fair value of their investments in income in accordance with industry practice. Conectiv's subsidiary accounts for its investment in the EnerTech funds on the equity method of accounting. The pre-tax equity in earnings of the EnerTech funds are reported as "Other income" in the Consolidated Statements of Income.

Conectiv's equity in earnings of the EnerTech funds for the three months ended September 30, 2000 was $9.5 million ($6.2 million after income taxes or $0.07 per average common share outstanding). For the nine months ended September 30, 2000, Conectiv's equity in earnings of the EnerTech funds was $34.1 million ($22.2 million after income taxes or $0.26 per average common share outstanding). The earnings of the EnerTech funds resulted primarily from an unrealized gain on the initial public offering of common shares of Capstone Turbine Corporation (Capstone). Capstone develops, designs, assembles, and sells micro-turbines worldwide in the distributed power generation market and hybrid electric vehicle market.

For the nine months ended September 30, 1999, Conectiv's equity in earnings of the EnerTech funds was $18.0 million ($10.6 million after taxes or $0.11 per average common share outstanding). For the three months ended September 30, 1999, Conectiv's equity in earnings of the EnerTech funds was insignificant.

The carrying amount of Conectiv's investment in the EnerTech funds was $53.8 million as of September 30, 2000, and $26.6 million as of December 31, 1999. During the nine months ended September 30, 2000, Conectiv's subsidiary received distributions of marketable securities ($9.0 million fair value on distribution date) and cash ($3.2 million) from the EnerTech funds.

Other Investments

Primarily as a result of an other than temporary decline in the value of marketable securities held by Conectiv, Conectiv's investments in marketable securities and another venture capital fund, Tech Leaders II, resulted in a pre-tax loss of $4.5 million ($2.9 million after income taxes, or $0.03 per average common share outstanding) in the third quarter of 2000. For the nine months ended September 30, 2000, Conectiv's investments in marketable securities and Tech Leaders II resulted in pre-tax income of $1.3 million ($0.8 million after income taxes, or $0.01 per average common share outstanding). The carrying value of these investments was $6.3 million as of September 30, 2000.


Note 4.  Agreements for the Sale of Electric Generating Plants
-------  -----------------------------------------------------

For information concerning agreements for the sale of the nuclear and non-strategic baseload fossil fuel-fired electric generating plants of Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE), see Note 13 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K. The operating results of the electric generating plants to be sold are included in the Energy business segment shown in Note 15 to the Consolidated Financial Statements included herein.

As discussed in Note 13 to the Consolidated Financial Statements included in
Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K, consummation of the sales of the nuclear and non-strategic baseload fossil fuel-fired electric generating plants is subject to the receipt of required regulatory approvals.
In addition, the agreements for the sales of the electric generating plants contemplated that the sales of the plants of ACE and DPL would occur simultaneously. Appeals relating to certain deregulation matters in New Jersey (see discussion under the caption "New Jersey Electric Utility Industry Restructuring" in Note 8 to the Consolidated Financial Statements) have resulted in delays in the issuance of required regulatory approvals and a delay of the closings of the sales of the electric generating units. As a result, management entered into discussions with the prospective purchasers of its interests in the nuclear electric generating plants. See discussion below in Note 5 to the Consolidated Financial Statements. Management currently expects the sale of DPL's interests in the nuclear electric generating plants to take place during the fourth quarter of 2000 or the first quarter of 2001, and the remainder of the sales to take place during 2001. However, management cannot predict the timing or outcome of such appeals, the effect thereof on the ability of ACE and DPL to consummate the sales of various electric generating plants or the impact thereof on ACE's ability to recover or securitize any related stranded costs.


Note 5.  Subsequent Event, Wholesale Transaction Confirmation Letter Agreements
-------  ----------------------------------------------------------------------

As discussed in Note 4 to the Consolidated Financial Statements, consummation of the sales of the electric generating plants has been delayed. Subsequently, ACE and DPL entered into Wholesale Transaction Confirmation letter agreements (Letter Agreements) on October 3, 2000. The Letter Agreements provide for the sale of the electricity output and capacity associated with the ownership interests of ACE and DPL in the Peach Bottom Atomic Power Station (Peach Bottom) and Salem Nuclear Generating Station (Salem), and the ownership interest of ACE in the Hope Creek Nuclear Generating Station (Hope Creek). PECO Energy Company
(PECO) and PSEG Energy Resources & Trade LLC (PSER&T), an indirect subsidiary of Public Service Enterprise Group, will purchase the electricity output and capacity from ACE and DPL under the Letter Agreements, as shown in the table below.


Seller    Electricity and Capacity Associated With           Purchaser(s)
--------  ----------------------------------------  ---------------------------
ACE       ACE's 7.51% interest in Peach Bottom      PECO (50%) and PSER&T (50%)
DPL       DPL's 7.51% interest in Peach Bottom      PECO (50%) and PSER&T (50%)
ACE       ACE's 7.41% interest in Salem             PSER&T
DPL       DPL's 7.41% interest in Salem             PSER&T
ACE       ACE's 5.0% interest in Hope Creek         PSER&T

The Letter Agreements became effective October 7, 2000, and will terminate, with respect to the respective ACE and DPL interests in the electricity output and capacity at a given nuclear electric generating plant, upon the earlier of (1) the closing of the sale of that plant, (2) the termination in accordance with its terms of the purchase agreement relating to the sale of such plant or (3) September 30, 2001.

In exchange for the electricity output and capacity purchased from a given plant, PECO and PSER&T will reimburse ACE or DPL for the nuclear fuel amortized during the term of the Letter Agreements at each plant, and will be responsible for the payment of operation and maintenance costs, inventories, capital expenditures (subject, in certain circumstances, to reimbursement by ACE and DPL) and certain other liabilities associated with the ownership interests of ACE and DPL in each plant.

In addition, ACE, DPL, PECO and PSEG Power LLC, a subsidiary of Public Service Enterprise Group, amended the respective purchase agreements relating to the sale of the nuclear electric generating plants, among other things, to give effect to the transactions contemplated by the Letter Agreements and to permit separate closings of the sales of the ACE and DPL interests in such plants.


Note 6.  Extraordinary Item
-------  ------------------

As previously reported in the third quarter of 1999, after receiving electric utility industry restructuring orders from state regulatory commissions, ACE and DPL discontinued applying SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," to their electricity supply businesses during the third quarter of 1999. As a result of discontinuing SFAS No. 71, DPL and ACE recorded extraordinary charges, which reduced Conectiv's consolidated earnings for the three and nine months ended September 30, 1999 by $271.1 million, after $160.2 million of income taxes. The extraordinary charge primarily resulted from financial impairment of electric generating plants and certain other assets, uneconomic energy contracts, and other effects of deregulation requiring loss recognition. The extraordinary charge was decreased by a regulatory asset established for the amount of stranded costs expected to be recovered through regulated electricity delivery rates (Recoverable stranded costs, net).



Note 7.  Special Charges
------------------------


                                                    Three Months Ended   Nine Months Ended
                                                       September 30,        September 30,
                                                    ------------------   -------------------
                                                     2000       1999      2000        1999
                                                    -------   --------   -------     -------
                                               (Dollars in Thousands, Except Per Share Amounts)
Special Charges
  Before Income Taxes                                 --      $105,648   $25,162     $105,648
  After Income Taxes                                  --      $ 71,562   $23,412     $ 71,562

Effect of Special Charges on Basic and
 Diluted Earnings Per Average Share
  Common Stock                                        --      $  (0.80)  $ (0.28)    $  (0.73)
  Class A Common Stock                                --      $  (0.30)       --     $  (0.29)

As discussed below, "Special charges" for the nine months ended September 30, 2000 resulted from provision for losses on the sales of Conectiv Services, Inc.
(CSI) and portions of Conectiv Thermal Systems (CTS). CSI provides heating, ventilation, and air conditioning (HVAC) services and its results of operations are presented as the "HVAC" business segment in Note 15 to the Consolidated Financial Statements included herein. CTS constructs and operates district heating and cooling systems and its results of operations are included in the Energy business segment in Note 15 to the Consolidated Financial Statements included herein.

In the second quarter of 2000, Conectiv recorded a loss of $25.2 million before income taxes for the sales of CTS' 50% interest in two projects and for a loss on the sale of CSI's operations. A portion of the loss resulted from a write-off of goodwill which was not deductible for income tax purposes.

As of September 30, 2000, several divisions of CSI and CTS' 50% interest in two projects had been sold. Proceeds of $54 million have been received from the sales of these operations, which had total assets of $72 million. Management intends to sell CSI's sole remaining division within several months. As of September 30, 2000, CTS had total assets of approximately $152 million. Conectiv continues to seek purchasers for the remaining operations of CTS, but may retain those operations if satisfactory offers are not obtained.

Special charges of $105.6 million for the three and nine months ended September 30, 1999 resulted from a write-down of goodwill associated with CSI's operations, a write-down of investments in leveraged leases, employee separation costs, and costs related to the merger by which ACE and DPL became wholly-owned subsidiaries of Conectiv (the Merger). For additional information concerning the $105.6 million of special charges for 1999, see Note 5 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K.


Note 8.  Rate Matters
-------  ------------

An update to the information previously reported in Note 9 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K is presented below.

New Jersey Electric Utility Industry Restructuring

As previously disclosed, the New Jersey Board of Public Utilities (NJBPU) issued a Summary Order to ACE in July 1999 concerning restructuring ACE's electricity supply business and indicated that a more detailed order would be issued at a later time. Issuance of the NJBPU's final order for ACE has been delayed due to appeals of the NJBPU's final order concerning restructuring the electricity supply business of Public Service Electric and Gas Company (PSE&G). On April 13, 2000, the Superior Court of New Jersey, Appellate Division, issued its decision on this matter, generally upholding the orders of the NJBPU.

The New Jersey Business Users and the Division of the Ratepayer Advocate, appellants in the Superior Court proceeding, petitioned the New Jersey Supreme Court to review the Superior Court's decision. The New Jersey Supreme Court agreed to review the Superior Court's decision, setting a schedule for briefing by the parties, with oral argument scheduled for November 8, 2000.

Management cannot predict the effect, if any, of the outcome of the appeals discussed above upon ACE's final order for restructuring, or related matters, such as securitization by ACE of its stranded costs and the sale of the electric generating plants, as discussed in Note 4 to the Consolidated Financial Statements.

ACE provides Basic Generation Service (BGS) to customers who have not selected an alternative electricity provider. ACE's ability to recover its BGS supply costs is subject to review by the NJBPU. ACE intends to manage BGS supply requirements (net of sources otherwise available to it at any particular time) through the use of a portfolio approach, including the use of competitive bidding. To date, ACE has issued two requests for proposals (RFP) for BGS supply. Neither RFP resulted in ACE entering into BGS supply contracts, and ACE has procured BGS supplies through other means.

Virginia Electric Utility Industry Restructuring

On June 29, 2000, the Virginia State Corporation Commission issued an order that, among other things, approved DPL's plan for the functional separation of its electric generation operations from transmission and distribution operations and authorized the transfer of certain electric generating plants and related assets to other Conectiv subsidiaries.


Note 9.  Change in Estimated Pension and Other Postretirement Benefit Costs
-------  ------------------------------------------------------------------

In the third quarter of 2000, management received a new actuarial estimate of Conectiv's pension and other postretirement benefit costs for 2000. As a result of lower than previously estimated annual costs, pre-tax income, net income, and earnings per average common share outstanding increased by $3.9 million, $2.3 million, and $0.03, respectively, for the third quarter of 2000.


Note 10.  Income Taxes
--------  ------------

For the three and nine months ended September 30, 2000, the amount computed by multiplying "Income before income taxes" by the federal statutory rate is reconciled in the table below to income tax expense.

                                               Three Months Ended    Nine Months Ended
                                               September 30, 2000    September 30, 2000
                                              --------------------  --------------------
                                                Amount      Rate       Amount      Rate
                                              -----------  -------  ------------  ------
                                                        (Dollars in Thousands)
Statutory federal income tax expense             $54,811       35%     $ 88,091      35%
State income taxes, net of federal benefit        10,826        7        20,249       8
Non-deductible goodwill                              632        1         6,688       3
Plant basis differences                            1,475        1         4,427       2
Amortization of investment tax credits            (1,272)      (1)       (4,452)     (2)
Resolution of income tax matters *                     -        -        (6,195)     (3)
Other, net                                           516        -         2,366       1
                                                 -------       --      --------      --
                                                 $66,988       43%     $111,174      44%
                                                 =======       ==      ========      ==

* Reflects a change in an estimate of previously accrued income taxes due to the resolution of matters with taxing authorities.

Note 11.  Common Stockholders' Equity
--------  ---------------------------

(A)  General
     -------

As previously disclosed in Note 16 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K, as a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), Conectiv may not pay dividends on the shares of common stock and Class A common stock from an accumulated deficit or paid-in-capital without SEC approval. As of September 30, 2000, Conectiv's retained earnings balance was $35.2 million.

(B)  Conectiv Common Stock
     ---------------------

During the nine months ended September 30, 2000, Conectiv purchased 3,411,100 shares of Conectiv common stock for $54.7 million. As of September 30, 2000, 2,760,700 shares of common stock remained authorized for purchase under a stock purchase program.

Conectiv's Board of Directors declared quarterly dividends per share of common stock of $0.22 for each of the first three quarters of 2000, or $0.66 for the nine months ended September 30, 2000. For the nine months ended September 30, 2000, dividends declared per share of common stock represented approximately 41% of earnings per average share of common stock outstanding of $1.62. For additional information concerning dividends on common stock, see "Dividends on Common Stock" on page II-7 in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in Conectiv's 1999 Annual Report on Form 10-K.

(C)  Conectiv Class A Common Stock
     -----------------------------

For general information concerning Class A common stock and information about conversion and redemption provisions related to Class A common stock, refer to
Note 17 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K.

For the three months ended September 30, 2000, dividends declared per share of Class A common stock were $0.80 compared to earnings per average share of Class A common stock outstanding of $1.08. For the nine months ended September 30, 2000, dividends declared per share of Class A common stock were $2.40 compared to earnings per average share of Class A common stock outstanding of $0.83. For additional information concerning dividends on Class A common stock, see "Dividends on Class A Common Stock" on page II-8 of the MD&A included in Conectiv's 1999 Annual Report on Form 10-K.

Computation of Earnings Applicable to Conectiv Class A Common Stock
 (Dollars in Thousands)(unaudited)

                                                       Three Months Ended    Nine Months Ended
                                                         September 30,         September 30,
                                                      --------------------  --------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   ---------
 Net earnings of ACE                                  $ 27,621   $ 17,937   $ 42,242   $ 46,840
 Exclude non-utility activities of ACE                      46        (49)        92        (97)
 Exclude Merger-related costs                               --        837         --        837
 Net earnings of CAG (1)                                 5,079         --      5,079         --
                                                      --------   --------   --------   --------
 Net income of Atlantic Utility Group                   32,746     18,725     47,413     47,580
 Pro-rata portion of fixed notional charge
   of $40 million per year                             (10,000)   (10,000)   (30,000)   (30,000)
                                                      --------   --------   --------   --------
 Company Net Income Attributable
   to the Atlantic Utility Group                        22,746      8,725     17,413     17,580
 Percentage applicable to Class A Common Stock (2)        27.3%      27.3%      27.3%      28.9%
                                                      --------   --------   --------   --------
 Earnings applicable to Class A Common Stock          $  6,210   $  2,382   $  4,754   $  5,081
                                                      ========   ========   ========   ========

 Earnings applicable to Class A
   Common Stock
     Before extraordinary item (3)                    $  6,210   $  7,155   $  4,754   $ 10,134
     Extraordinary item (4)                                 --     (4,773)        --     (5,053)
                                                      --------   --------   --------   --------
                                                      $  6,210   $  2,382   $  4,754   $  5,081
                                                      ========   ========   ========   ========

     (1) Effective July 1, 2000, ACE contributed electric generation assets to a newly formed subsidiary, Conectiv Atlantic Generation LLC (CAG), which is part of the Atlantic Utility Group.
     (2) For information concerning the percentage of "Company Net Income Attributable to the Atlantic Utility Group" which is applicable to Class A common stock, refer to Note 17 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K.
     (3) Includes "Special charges," as discussed in Note 7 to the Consolidated Financial Statements, of $1.8 million and $1.9 million for the three and nine months, respectively, ended September 30, 1999.
     (4) Represents the portion of the $17.5 million extraordinary charge recorded by ACE in the third quarter of 1999, which is applicable to Class A common stock based on the percentage of "Company Net Income Attributable to the Atlantic Utility Group" applicable to Class A common stock for the reporting period. See Note 6 to the Consolidated Financial Statements for information concerning the extraordinary item.

Summarized Combined Financial Information of ACE and CAG
 (Dollars in Thousands)(unaudited)


Income Statement Information
                                                 Three Months Ended        Nine Months Ended
                                                   September 30,             September 30,
                                            -------------------------    ---------------------
                                                2000          1999         2000        1999
                                            ----------    -----------    --------  -----------
 Operating revenues                            $  303,547    $  351,372   $748,682  $842,354
 Operating income                              $   74,666    $   85,300   $133,757  $159,301
 Income before extraordinary item              $   33,234    $   35,953   $ 48,920  $ 65,922
 Extraordinary item, net of income taxes                -    $  (17,483)         -  $(17,483)
 Earnings applicable to common stock           $   32,700    $   17,937   $ 47,321  $ 46,840

Balance Sheet Information
                                            September 30,  December 31,
                                                2000           1999
                                            -------------  ------------
  Current assets                               $  313,804    $  340,774
  Noncurrent assets                             2,264,531     2,313,885
                                               ----------    ----------
  Total assets                                 $2,578,335    $2,654,659
                                               ==========    ==========

  Current liabilities                          $  256,253    $  300,837
  Noncurrent liabilities                        1,522,225     1,550,690
  Preferred stock                                 125,181       125,181
  Common stockholder's equity                     674,676       677,951
                                               ----------    ----------
  Total capitalization and liabilities         $2,578,335    $2,654,659
                                               ==========    ==========

(D)  Changes in Consolidated Common Stockholders' Equity
     ---------------------------------------------------

Conectiv's consolidated common stockholders' equity increased from $1,138.2 million as of December 31, 1999, to $1,156.5 million as of September 30, 2000. The $18.3 million increase was primarily due to net income of $140.5 million, partly offset by $68.8 million of common dividends declared and $54.7 million for Conectiv's purchase of 3,411,100 shares of Conectiv common stock.

Note 12.  Debt
--------  ----

The $715.4 million of short-term debt outstanding as of September 30, 2000 primarily represented borrowings at the holding company level by Conectiv and had an average interest rate of 6.9%. Conectiv (the holding company) has credit agreements which provide short-term borrowing capability of up to $1.03 billion. DPL has a $150 million revolving credit facility which provides liquidity for DPL's $104.8 million of Variable Rate Demand Bonds and general corporate purposes. DPL's credit facility expires January 31, 2003.

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

                                                                            Maturity        Interest
Principal    Series                                                           Date            Rate
---------    ---------------------------------------------------------  ----------------  ------------
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

(1) The interest rates on these bonds are set by either auction or remarketing procedures for periods specified by DPL, which may be daily, weekly or other periods, including long-term periods extending up to the bonds' maturity date. The initial interest rate period selected was a 35 day auction period. The bonds may be subject to optional redemption prior to maturity as provided for in the indenture for the bonds.
(2) The bonds are subject to mandatory tender on July 1, 2010. All or a portion of the tendered bonds may be redeemed and/or remarketed. After July 1, 2010, the bonds may bear interest at a variable rate or fixed rate and may be subject to optional redemption prior to maturity, as provided for in the indenture for the bonds.

The proceeds from the issuance of the bonds listed above and additional cash were used to redeem $70.17 million of bonds, which are listed below. On September 1, 2000, $61.17 million of bonds with interest rates of 7.3% to 7.6% were redeemed. On October 1, 2000, $9.0 million of bonds with a 7.5% interest rate were redeemed. The bonds were called at 101.5% to 102% of their principal amount.


                                                                           Redemption      Interest
Principal    Series                                                           Date           Rate
---------    ---------------------------------------------------------  -----------------  ---------
($000)
$11,170      Exempt Facilities Revenue Bonds, Series 1985               September 1, 2000       7.3%
 35,000      Exempt Facilities Revenue Bonds, Series 1990A              September 1, 2000       7.6%
 15,000      Pollution Control Refunding Revenue Bonds, Series 1990B    September 1, 2000       7.3%
-------
 61,170
  9,000      Exempt Facilities Revenue Bonds, Series 1989               October 1, 2000         7.5%
-------
$70,170
=======

Note 13.  Contingencies
--------  -------------

Environmental Matters
---------------------

Conectiv's subsidiaries are subject to regulation with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Conectiv's liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean up-related issues (including whether a Conectiv subsidiary or a corporate predecessor is responsible for conditions on a particular parcel). Conectiv's current liabilities include $3.0 million as of September 30, 2000 and December 31, 1999, respectively, for potential clean-up and other costs related to sites at which a Conectiv subsidiary is a potentially responsible party or alleged to be a third party contributor. Conectiv does not expect such future costs to have a material effect on its financial position or results of operations.

In December 1999, DPL discovered an oil leak at the Indian River power plant. DPL took action to determine the source of the leak and cap it, contain the oil to minimize impact to a nearby waterway and recover oil from the soil. Costs incurred for this first phase of response are $2.6 million. In addition, DPL paid $350,000 in penalties and $100,000 for an environmental improvement project to the Delaware Department of Natural Resources and Environmental Control (DNREC) in connection with the oil leak and another matter related to the Indian River power plant. DPL is currently negotiating a consent agreement with DNREC for clean-up of the area affected by the oil leak.

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

The co-owners of Peach Bottom, Salem, and Hope Creek maintain property insurance coverage of approximately $2.8 billion for each unit for loss or damage to the units, including coverage for decontamination expense and premature decommissioning. In addition, Conectiv is a member of an industry mutual insurance company (NEIL), which provides replacement power cost coverage in the event of a major accidental outage at a nuclear power plant. Under these coverages, Conectiv is subject to potential retrospective loss experience assessments of up to $7.3 million on an aggregate basis.

Under changes in NEIL's bye-laws approved on October 26, 2000, to be effective December 31, 2000, subject to there being no pending legal action or claim by any member of NEIL challenging the validity of such bye-law changes, member account balances will no longer exist. NEIL members who sell their interests in nuclear generating plants on or after December 31, 2000, may choose either (i) to continue to receive certain policyholders' distributions from NEIL (if, as, and when declared) over a 5-year period or (ii) to remain a NEIL member by purchasing other insurance products from NEIL and thus remain eligible for policyholders' distributions (if, as, and when declared) for a longer period.
In addition, NEIL
members that sell their interests in nuclear generating plants on or before December 30, 2000, may elect prior to February 28, 2001, as an alternative to be paid their member account balances by NEIL as a result of terminating their NEIL insurance coverages. As a result of the NEIL bye-law changes, the choices available to ACE and DPL depend on whether and when the sale of ownership interests in Peach Bottom, Salem and Hope Creek occur (see Note 4 to the Consolidated Financial Statements) as well as management's analysis of the choices then-available to each company, including the amounts of non-nuclear insurance coverage that might be obtained from NEIL, the costs of that coverage, and NEIL's prospects generally. Depending on timing of sale of interests in nuclear units and option selected, management estimates that DPL could realize between $0 and $16 million. Management is uncertain as to the amount, if any, that could be realized by ACE, since sale of nuclear units is unlikely to be completed on or before December 30, 2000 and the value of other options to ACE is uncertain.

Other
-----

On October 24, 2000, the City of Vineland, New Jersey, filed an action in a New Jersey Superior Court to acquire ACE electric distribution facilities located within the City limits by eminent domain. The City has offered approximately $11 million for these assets, including the right to provide electric service in this area. ACE believes that, properly evaluated, the assets sought by the City are worth approximately $40 million.


Note 14.  Supplemental Cash Flow Information
--------  ----------------------------------


                                           Nine Months Ended
                                             September 30,
                                          -------------------
                                            2000       1999
                                          --------   --------
                                         (Dollars in Thousands)
Cash paid (received) for:
  Interest, net of amounts capitalized    $148,556   $113,142
  Income taxes, net of refunds            $(23,872)  $ 62,910

During the nine months ended September 30, 2000, Conectiv received $96.7 million of income tax refunds. The income tax refunds were primarily related to the tax benefit associated with ACE's payment of $228.5 million on December 28, 1999 to terminate ACE's purchase of electricity under a contract with the Pedricktown Co-generation Limited Partnership (Pedricktown). For additional information concerning the contract termination, see Note 10 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K.

Note 15.  Business Segments
--------  -----------------

The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Conectiv's business segments under SFAS No. 131 are as follows: "Energy" represents (a) the generation, purchase, trading and sale of electricity, including the obligations of DPL and ACE to supply electricity to customers who do not choose an alternative electricity supplier; (b) gas and other energy supply and trading activities, (c) power plant operation services, and (d) district heating and cooling systems operation and construction services provided by CTS; "Power Delivery" includes activities related to delivery of electricity and gas to customers at regulated prices over transmission and distribution systems; "Telecommunications" represents services provided by Conectiv Communications Inc. (CCI), including local and long-distance telephone service and Internet services; "HVAC" represents heating, ventilation, and air conditioning services provided by CSI.

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

The operating results for business segments are evaluated based on "earnings before interest and income taxes," which is generally equivalent to Operating Income excluding Special Charges (see Note 7 to the Consolidated Financial Statements) plus Other Income, less certain interest charges allocated to the business segments. The "earnings before interest and income taxes" of "All Other" business segments include the equity in earnings of the EnerTech funds and other investment income, which are discussed in Note 3 to the Consolidated Financial Statements.



                             Three Months Ended                 Three Months Ended
                             September 30, 2000                 September 30, 1999
                      --------------------------------  ---------------------------------
                                          Earnings                          Earnings
                                      Before Interest                     Before Interest
Business Segments        Revenues        and Taxes          Revenues         and Taxes
--------------------  --------------  ----------------  ----------------  ---------------
                                             (Dollars in Thousands)
Energy (1)            $   1,588,592       $   143,397     $     867,252      $   143,241
Power Delivery              212,174            83,881           212,371           89,434
Telecommunications           14,714           (10,965)            9,810           (8,177)
HVAC                         17,203            (2,510)           37,697           (2,462)
All Other                     1,923              (998)            1,742           (5,090)
                      -------------       -----------     -------------      -----------
                      $   1,834,606 (2)   $   212,805 (3) $   1,128,872 (4)  $   216,946 (5)
                      =============       ===========     =============      ===========

(1) Includes the operating results of non-strategic electric generating plants which, subsequent to receipt of required regulatory approvals, are expected to be sold.
(2) Includes intercompany revenues which are eliminated in consolidation as follows: Energy business segment--$281,701; Telecommunications business segment--$1,357.
(3) "Earnings before interest and income taxes" less $55,697 of interest expense and preferred stock dividends and $504 of consolidation adjustments equals consolidated income before income taxes.
(4) Includes intercompany revenues which are eliminated in consolidation as follows: Energy business segment--$46,728; Telecommunications business segment--$966; All Other business segments--$766.
(5) "Earnings before interest and income taxes" less $49,236 of interest expense and preferred stock dividends, $105,648 of Special Charges, and $505 of consolidation adjustments equals consolidated income before income taxes.



                             Nine Months Ended                Nine Months Ended
                             September 30, 2000               September 30, 1999
                      --------------------------------  ---------------------------------
                                          Earnings                           Earnings
                                      Before Interest                     Before Interest
Business Segments        Revenues        and Taxes          Revenues        and Taxes
--------------------  --------------  ----------------  ----------------  ----------------
                                             (Dollars in Thousands)
Energy (1)            $   3,598,766       $   269,903     $   2,256,075     $   229,404
Power Delivery              581,553           195,321           587,098         225,395
Telecommunications           41,590           (36,475)           24,922         (25,412)
HVAC                         86,250            (7,315)          102,707          (7,768)
All Other                     5,524            20,868             5,426          10,461
                      -------------       -----------     -------------     -----------
                      $   4,313,683 (2)   $   442,302 (3) $   2,976,228 (4) $   432,080 (5)
                      =============       ===========     =============     ===========

(1) Includes the operating results of non-strategic electric generating plants which, subsequent to receipt of required regulatory approvals, are expected to be sold.
(2) Includes intercompany revenues which are eliminated in consolidation as follows: Energy business segment--$558,429; Telecommunications business segment--$4,475; All Other business segments--$1,502.
(3) "Earnings before interest and income taxes" less $163,940 of interest expense and preferred stock dividends, $1,512 of consolidation adjustments, and $25,162 of Special Charges equals consolidated income before income taxes.
(4) Includes intercompany revenues which are eliminated in consolidation as follows: Energy business segment--$142,029; Telecommunications business segment--$2,578; All Other business segments--$2,144.
(5) "Earnings before interest and income taxes" less $132,673 of interest expense and preferred stock dividends, $105,648 of Special Charges, and $1,360 of consolidation adjustments equals consolidated income before income taxes.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
---------------------------

The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act) provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "intend," "will," "anticipate," "estimate," "expect," "believe," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: the effects of deregulation of energy supply and the unbundling of delivery services; the ability to enter into purchased power agreements on terms acceptable to Conectiv; market demand and prices for energy, capacity, and fuel; weather variations affecting energy usage; operating performance of power plants; an increasingly competitive marketplace; results of any asset sales; sales retention and growth; federal and state regulatory actions; future litigation results; costs of construction; operating restrictions; increased costs and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; and credit market concerns. Conectiv undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing list of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made prior to the effective date of the Litigation Reform Act.

Common Stock Earnings Summary
------------------------------

Earnings applicable to common stock were $83.4 million, or $1.01 per average share of common stock outstanding (82,701,000 average shares outstanding) for the third quarter of 2000, compared to a net loss applicable to common stock of $253.2 million, or a loss of $2.89 per average share of common stock outstanding (87,711,000 average shares outstanding) for the third quarter of 1999. The net loss in the third quarter of 1999 resulted from (i) a $266.3 million extraordinary charge applicable to common stock ($3.04 per average share of common stock outstanding) for discontinuing the application of SFAS No. 71 to the electricity supply businesses of ACE and DPL because of deregulation, and
(ii) $69.8 million of special charges applicable to common stock ($0.80 per average share of common stock outstanding) primarily for write-downs of investments in non-utility businesses and accrued employee separation costs.
For additional information concerning the extraordinary charge see Note 6 to the Consolidated Financial Statements. For information concerning the special charges, see the "Operating Expenses" section of the MD&A and Note 7 to the Consolidated Financial Statements.

Earnings applicable to common stock for the nine months ended September 30, 2000 were $135.8 million, or $1.62 per average share of common stock outstanding (84,015,000 average shares outstanding) and reflect special charges of $23.4 million after income taxes ($0.28 per average share of common stock outstanding) for the sale of the HVAC business and two projects of CTS. For the nine months ended September 30, 1999, a loss of $175.9 million was applicable to common stock, or a loss of $1.85 per average share of common stock outstanding (95,454,000 average shares outstanding). The net loss for the nine months ended September 30, 1999 resulted from (i) the $266.1 million extraordinary charge applicable to common stock ($2.79 per average share of common stock outstanding), and (ii) $69.7 million of special charges applicable to common stock ($0.73 per average share of common stock outstanding).

Conectiv's Board of Directors declared quarterly dividends per share of common stock of $0.22 for each of the first three quarters of 2000, or $0.66 for the nine months ended September 30, 2000. For the nine months ended September 30, 2000, dividends declared per share of common stock represented approximately 41% of earnings per average share of common stock outstanding of $1.62. For additional information concerning dividends on common stock, see "Dividends on Common Stock" on page II-7 in the MD&A included in Conectiv's 1999 Annual Report on Form 10-K.

A summary of common stock earnings is shown in the table below.

                                                       Three Months Ended      Nine Months Ended
                                                          September 30,          September 30,
                                                       --------------------   --------------------
                                                         2000        1999       2000        1999
                                                       --------    --------   --------    --------
                                                     (Dollars in Millions, Except Per Share Amounts)
After-tax contribution to earnings (loss)
 applicable to common stock
  Income excluding Special Charges
   and Extraordinary Item                               $ 83.4    $  82.9     $159.2     $ 159.9
  Special Charges                                           -       (69.8)     (23.4)      (69.7)
                                                        -------   --------    -------    --------
Income Before Extraordinary Item                        $ 83.4    $  13.1     $135.8     $  90.2
Extraordinary Item                                          -      (266.3)        -       (266.1)
                                                        -------   --------    -------    --------
Earnings (loss) applicable to common stock              $ 83.4    $(253.2)    $135.8     $(175.9)
                                                        =======   ========    =======    ========

Average shares of common stock
 outstanding  (000)                                      82,701     87,711     84,015      95,454
                                                        -------   --------    -------    --------

After-tax contribution to earnings (loss) per
 average share of common stock
  (1)  CCI (telecommunications)                         $ (0.11)  $  (0.07)   $ (0.33)   $  (0.18)
  (2)  CSI (HVAC)                                         (0.03)     (0.02)     (0.08)      (0.06)
  (3)  Investment income                                   0.04        -         0.27        0.11
  (4)  Energy, Power Delivery, and Other                   1.11       1.04       2.04        1.80
                                                        -------   --------    -------    --------
 Income excluding Special Charges
  and Extraordinary Item                                $  1.01   $   0.95    $  1.90    $   1.67
 Special Charges                                             -       (0.80)     (0.28)      (0.73)
                                                        -------   --------    -------    --------
Earnings (loss) per average
 share of common stock:
  Before Extraordinary Item                             $  1.01   $   0.15    $  1.62    $   0.94
  Extraordinary Item                                         -       (3.04)        -        (2.79)
                                                        -------   --------    -------    --------
Earnings (loss) per average share
 of common stock                                        $  1.01   $  (2.89)   $  1.62    $  (1.85)
                                                        =======   ========    =======    ========

(1), (2), (3), and (4):  See discussion beginning on the following page.

(1)  CCI (telecommunications)
     ------------------------
     Conectiv continues to seek a strategic partner in the telecommunications business.

     As shown above, the loss per average share of common stock outstanding which resulted from CCI's operations increased: (a) to $0.11 in the third quarter of 2000 from $0.07 in the third quarter of 1999 and (b) to $0.33 for the nine months ended September 30, 2000 from $0.18 for the nine months ended September 30, 1999. The higher losses per average share of common stock outstanding resulted from increased interest, customer service, sales and network operations expenses and fewer average shares outstanding of common stock. Expenses increased as a result of expansion of CCI's operations.

(2)  CSI (HVAC)
     ----------
     As discussed in Note 7 to the Consolidated Financial Statements, Conectiv had sold several divisions of CSI as of September 30, 2000 and intends to sell CSI's sole remaining division within several months. CSI's operations resulted in a loss per average common share outstanding of $0.03 in the third quarter of 2000 and $0.02 in the third quarter of 1999. For the nine-month periods ended September 30, 2000 and September 30, 1999, CSI's operations resulted in a loss per average common share outstanding of $0.08 and $0.06, respectively.

(3)  Investment income
     -----------------
     As discussed in Note 3 to the Consolidated Financial Statements, Conectiv earns investment income primarily from investments in three venture capital funds, including the EnerTech funds and Tech Leaders II. Mainly as a result of distributions of marketable securities received from these funds, Conectiv also owns marketable securities.

     Conectiv's equity in earnings of the EnerTech funds for the three and nine months ended September 30, 2000 was $9.5 million ($6.2 million after-income taxes or $0.07 per average common share outstanding) and $34.1 million ($22.2 million after-income taxes or $0.26 per average common share outstanding), respectively. The earnings of the EnerTech funds resulted primarily from an unrealized gain on the initial public offering of common shares of Capstone. Capstone develops, designs, assembles, and sells micro-turbines worldwide in the distributed power generation market and hybrid electric vehicle market. For the nine months ended September 30, 1999, Conectiv's equity in earnings of the EnerTech funds was $18.0 million ($10.6 million after taxes or $0.11 per average common share outstanding) which resulted primarily from the initial public offering of common shares of a business-to-business Internet company. For the third quarter of 1999, Conectiv's equity in earnings of the EnerTech funds was insignificant. The earnings of the EnerTech funds may be volatile from period to period due to the nature of their investments in energy-related technology and Internet service companies. As of September 30, 2000, the carrying amount of Conectiv's investment in the EnerTech funds was $53.8 million.

     Primarily as a result of an other than temporary decline in the value of marketable securities held by Conectiv, Conectiv's investments in marketable securities and Tech Leaders II resulted in a pre-tax loss of $4.5 million ($2.9 million after income taxes, or $0.03 per average common share outstanding) in the third quarter of 2000. For the nine months ended September 30, 2000, Conectiv's investments in marketable securities and Tech Leaders II resulted in pre-tax income of $1.3 million ($0.8 million after income taxes, or $0.01 per average common share outstanding). The carrying value of these investments was $6.3 million as of September 30, 2000.

(4)  Energy, Power Delivery, and Other
     ---------------------------------
     As shown in the preceding table, the contribution to earnings per average share of common stock outstanding by "Energy, Power Delivery, and Other" increased as follows: (a) to $1.11 in the third quarter of 2000 from $1.04 in the third quarter of 1999 and (b) to $2.04 for the nine months ended September 30, 2000 from $1.80 for the nine months ended September 30, 1999. The increases in earnings per average common share outstanding of $0.07 for the third quarter and $0.24 for nine-month period were primarily due to higher profits from Conectiv's non-regulated wholesale energy marketing and trading operations and fewer average common shares outstanding. These positive variances were partly offset by the adverse effect of cooler summer weather on regulated electricity sales, lower regulated Power Delivery customer rates, lower earnings from competitive retail energy sales, and higher customer service costs for regulated delivery customers. Operating results for the third quarter of 2000 also reflect an increase of $0.03 per average share of common stock outstanding due to a new actuarial estimate of Conectiv's pension and other postretirement benefit costs for 2000.

     Discontinuing the application of SFAS No. 71 benefited the Energy business due to related decreases in purchased capacity and depreciation costs. On the other hand, regulated energy adjustment clauses prior to deregulation had generally eliminated the effect of seasonal and other energy price fluctuations on costs expensed. The absence of the energy adjustment clauses has unfavorably affected DPL's earnings in comparison to last year.

     Conectiv's participation in energy markets results in exposure to commodity market risk. Conectiv has controls in place that are intended to keep risk exposures within certain management-approved risk tolerance levels. For additional information concerning commodity market risk, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk," included herein.


Class A Common Stock Earnings Summary
--------------------------------------

As provided in Conectiv's Restated Certificate of Incorporation, Class A common stock has an interest in earnings of the Atlantic Utility Group (AUG) in excess of a notional fixed charge of $40 million per year. The AUG includes the assets and liabilities of the electric generation, transmission, and distribution businesses of ACE which existed on August 9, 1996 and were regulated by the NJBPU. For any reporting period, if the AUG earns less than the pro-rata portion of the annual fixed notional charge, a loss will be applicable to Class A common stock. For additional information concerning the computation of earnings applicable to Class A common stock, see Note 11 to the Consolidated Financial Statements. For other general information concerning Class A common stock, including conversion and redemption provisions related to Class A common stock, refer to Note 17 to the Consolidated Financial Statements included in
Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K.

A summary of Class A common stock earnings is shown in the table below.



                                                   Three Months Ended     Nine Months Ended
                                                     September 30,          September 30,
                                                  --------------------   --------------------
                                                   2000          1999     2000          1999
                                                  ------        ------   ------        ------
                                                 (Dollars in Millions, Except Per Share Amounts)
After-tax contribution to earnings
 applicable to Class A common stock
  Income excluding Special Charges
   and Extraordinary Item                         $ 6.2       $  8.9     $ 4.8         $12.0
  Special Charges                                    -          (1.7)       -           (1.8)
                                                  ------      ------     ------        ------
Income Before Extraordinary Item                  $ 6.2       $  7.2     $ 4.8         $10.2
Extraordinary Item                                   -          (4.8)       -           (5.1)
                                                  ------      ------     ------        ------
Earnings applicable to
 Class A common stock                             $ 6.2       $  2.4     $ 4.8         $ 5.1
                                                  ======      ======     ======        ======

Average shares of Class A common
 stock outstanding (000)                           5,742       5,743      5,742         6,234
                                                  ------      ------     ------        ------

After-tax contribution to earnings per
 average share of Class A common stock
  Income excluding Special Charges
   and Extraordinary Item                         $ 1.08      $ 1.55     $ 0.83        $ 1.92
  Special Charges                                    -         (0.30)       -           (0.29)
                                                  ------      ------     ------        ------
Earnings per average share of
 Class A common stock:
  Before Extraordinary Item                       $ 1.08      $ 1.25     $ 0.83        $ 1.63
  Extraordinary Item                                 -         (0.83)                   (0.81)
                                                  ------      ------     ------        ------
Earnings per average share
 of Class A common stock                          $ 1.08      $ 0.42     $ 0.83        $ 0.82
                                                  ======      ======     ======        ======

Earnings applicable to Class A common stock were $6.2 million, or $1.08 per average share of Class A common stock outstanding, for the third quarter of 2000 and $2.4 million, or $0.42 per average share of Class A common stock outstanding, for the third quarter of 1999. Excluding the $4.8 million extraordinary charge and $1.7 million of special charges applicable to Class A common stock, earnings applicable to Class A common stock were $8.9 million, or $1.55 per average share of Class A common stock outstanding for the third quarter of 1999. Excluding the extraordinary item and special charges in the third quarter of 1999, earnings per average share of Class A common stock outstanding decreased $0.47. This decrease was mainly due to the adverse effect of cooler summer weather on regulated electricity sales and customer rate decreases associated with deregulation of ACE's electricity supply business, partly offset by a lower effective income tax rate for ACE.

Earnings applicable to Class A common stock were $4.8 million, or $0.83 per average share of Class A common stock outstanding, for the nine months ended September 30, 2000 and $5.1 million, or $0.82 per average share of Class A common stock outstanding, for the nine months ended September 30, 1999. Excluding the $5.1 million extraordinary charge and $1.8 million of special charges applicable to Class A common stock, earnings applicable to Class A common stock were $12.0 million, or $1.92 per average share of Class A common stock outstanding for the nine months ended September 30, 1999. Excluding the extraordinary item and special charges for the nine months ended September 30, 1999, earnings per average share of Class A common stock outstanding decreased $1.09. This decrease was mainly due to the adverse effect of cooler summer weather on regulated electricity sales and customer rate decreases associated with deregulation of ACE's electricity supply business, partly offset by a lower effective income tax rate for ACE.

For the three months ended September 30, 2000, dividends declared per share of Class A common stock were $0.80 compared to earnings per average share of Class A common stock outstanding of $1.08. For the nine months ended September 30, 2000, dividends declared per share of Class A common stock were $2.40 compared to a earnings per average share of Class A common stock outstanding of $0.83. For additional information concerning dividends on Class A common stock, see "Dividends on Class A Common Stock" on page II-8 of the MD&A included in Conectiv's 1999 Annual Report on Form 10-K.

Deregulated Generation and Agreements for the Sale of Electric Generating Plants
--------------------------------------------------------------------------------

As previously disclosed in the MD&A under "Deregulated Generation and Power Plant Sales" on page II-12 of Conectiv's 1999 Annual Report on Form 10-K, Conectiv is building combustion turbine and combined cycle units as part of its mid-merit electric generation strategy. On September 21, 2000, Conectiv announced that it had preserved the option to accelerate its strategy by ordering 21 combustion turbine units from Siemens Westinghouse and General Electric. These 21 combustion turbine units are currently expected to be configured into 8 combined cycle units, with each combined cycle unit representing approximately 500 megawatts (MW) of capacity. If the mid-merit strategy were accelerated, construction would occur in phases and would be completed by the end of 2004. Conectiv is actively working on developing sites for these units within the region of the PJM Interconnection, L.L.C. (PJM). On October 17, 2000, Conectiv received the Air Quality and Coastal Zone permits for the 550 MW combined cycle unit under construction at the Hay Road site in northern Delaware. The three new combustion turbines planned for the Hay Road site are expected to be installed during the summer of 2001 (adding 330 MW of capacity) and the waste heat recovery boiler and steam turbine needed for combined cycle operation are expected to be installed by the third quarter of 2002 (resulting in 550 MW of total capacity).

As also previously disclosed in the MD&A under "Deregulated Generation and Power Plant Sales" on page II-12 of Conectiv's 1999 Annual Report on Form 10-K, ACE and DPL are selling their nuclear and non-strategic baseload fossil fuel-fired electric generating plants. Consummation of the sales of the nuclear and non-strategic baseload fossil fuel-fired electric generating plants is subject to the receipt of required regulatory approvals. In addition, the agreements for the sales of the electric generating plants contemplated that the sales of the plants of ACE and DPL would occur simultaneously. Appeals relating to certain deregulation matters in New Jersey (see discussion below under the caption "New Jersey Electric Utility Industry Restructuring") have resulted in delays in the issuance of required regulatory approvals and a delay of the closings of the sales of the electric generating units. As a result, management entered into discussions with the prospective purchasers of its interests in the nuclear electric generating plants. See discussion below under "Wholesale Transaction Confirmation Letter Agreements." Management currently expects the sale of DPL's interests in the nuclear electric generating plants to take place during the fourth quarter of 2000 or the first quarter of 2001, and the remainder of the sales to take place during 2001. However, management cannot predict the timing or outcome of such appeals, the effect thereof on the ability of ACE and DPL to consummate the sales of various electric generating plants or the impact thereof on ACE's ability to recover or securitize any related stranded costs.

The sales of the electric generating plants may cause a decrease in the earnings of Conectiv's Energy business because the electric generating plants will likely be sold before combined cycle units with the same aggregate earnings potential are phased into service. The proceeds from sales of the electric generating plants are expected to be used for debt repayment, repurchases of common stock, expansion of the mid-merit electric generation business, and general corporate purposes.

Wholesale Transaction Confirmation Letter Agreements
----------------------------------------------------

As discussed above, consummation of the sales of the electric generating plants has been delayed. ACE and DPL entered into Wholesale Transaction Confirmation letter agreements (Letter Agreements) on October 3, 2000. The Letter Agreements provide for the sale of the electricity output and capacity associated with the ownership interests of ACE and DPL in Peach Bottom and Salem, and the ownership interest of ACE in Hope Creek. PECO and PSER&T will purchase the electricity output and capacity from ACE and DPL under the Letter Agreements, as shown in the table below.


Seller    Electricity and Capacity Associated With           Purchaser(s)
--------  ----------------------------------------  ----------------------------
ACE       ACE's 7.51% interest in Peach Bottom      PECO (50%) and PSER&T (50%)
DPL       DPL's 7.51% interest in Peach Bottom      PECO (50%) and PSER&T (50%)
ACE       ACE's 7.41% interest in Salem             PSER&T
DPL       DPL's 7.41% interest in Salem             PSER&T
ACE       ACE's 5.0% interest in Hope Creek         PSER&T

The Letter Agreements became effective October 7, 2000, and will terminate, with respect to the respective ACE and DPL interests in the electricity output and capacity at a given nuclear electric generating plant, upon the earlier of (1) the closing of the sale of that plant, (2) the termination in accordance with its terms of the purchase agreement relating to the sale of such plant or (3) September 30, 2001.

In exchange for the electricity output and capacity purchased from a given plant, PECO and PSER&T will reimburse ACE or DPL for the nuclear fuel amortized during the term of the Letter Agreements at each plant, and will be responsible for the payment of operation and maintenance costs, inventories, capital expenditures (subject, in certain circumstances, to reimbursement by ACE and DPL) and certain other liabilities associated with the ownership interests of ACE and DPL in each plant.

In addition, ACE, DPL, PECO and PSEG Power LLC, a subsidiary of Public Service Enterprise Group, amended the respective purchase agreements relating to the sale of the nuclear electric generating plants, among other things, to give effect to the transactions contemplated by the Letter Agreements and to permit separate closings of the sales of the ACE and DPL interests in such plants.

New Jersey Electric Utility Industry Restructuring
--------------------------------------------------

As previously disclosed in the MD&A under "Electric Utility Industry Restructuring," beginning on page II-9 of Conectiv's 1999 Annual Report on Form 10-K, the NJBPU issued a Summary Order to ACE in July 1999 concerning restructuring ACE's electricity supply business and indicated that a more detailed order would be issued at a later time. Issuance of the NJBPU's final order for ACE has been delayed due to appeals of the NJBPU's final order concerning restructuring the electricity supply business of Public Service Electric and Gas Company (PSE&G). On April 13, 2000, the Superior Court of New Jersey, Appellate Division, issued its decision on this matter, generally upholding the orders of the NJBPU.

The New Jersey Business Users and the Division of the Ratepayer Advocate, appellants in the Superior Court proceeding, petitioned the New Jersey Supreme Court to review the Superior Court's decision. The New Jersey Supreme Court agreed to review the Superior Court's decision, setting a schedule for briefing by the parties, with oral argument scheduled for November 8, 2000.

Management cannot predict the effect, if any, of the outcome of the appeals discussed above upon ACE's final order for restructuring, or related matters, such as securitization by ACE of its stranded costs and the sale of the electric generating plants, as discussed under "Deregulated Generation and Agreement for the Sale of Electric Generating Plants" within the MD&A.

ACE provides Basic Generation Service (BGS) to customers who have not selected an alternative electricity provider. ACE's ability to recover its BGS supply costs is subject to review by the NJBPU. ACE intends to manage BGS supply requirements (net of sources otherwise available to it at any particular time) through the use of a portfolio approach, including the use of competitive bidding. To date, ACE has issued two requests for proposals (RFP) for BGS supply. Neither RFP resulted in ACE entering into BGS supply contracts, and ACE has procured BGS supplies through other means.


Electric Revenues
-----------------


                                   Three Months Ended  Nine Months Ended
                                      September 30,       September 30,
                                   ------------------  ------------------
                                     2000      1999      2000      1999
                                   --------    ------  --------  --------
                                             (Dollars in millions)
Regulated electric revenues          $559.6    $684.9  $1,510.8  $1,676.6
Non-regulated electric revenues       355.4     110.8     719.4     236.0
                                     ------    ------  --------  --------
Total electric revenues              $915.0    $795.7  $2,230.2  $1,912.6
                                     ======    ======  ========  ========

The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service within the service areas of DPL and ACE.

Regulated Electric Revenues

For the third quarter, "Regulated electric revenues" decreased by $125.3 million, from $684.9 million for the third quarter of 1999 to $559.6 million for the third quarter of 2000. For the nine-month period, "regulated electric revenues" decreased by $165.8 million, from $1,676.6 million for the nine months ended September 30, 1999 to $1,510.8 million for the nine months ended September 30, 2000. Details of the variances in "regulated electric revenues" are shown below.


                                                                           Increase (Decrease) in
                                                                         Regulated Electric Revenues
                                                                        -----------------------------
                                                                         Three Months    Nine Months
                                                                        --------------  -------------
                                                                            (Dollars in millions)
Customers choosing alternative electricity suppliers                          $ (36.8)       $ (89.0)
Decrease in retail rates for electric utility industry restructuring            (17.4)         (53.9)
Variance in volumes of interchange and resale sales                             (33.0)           5.5
Revenue adjustment related to BGS cost recovery                                  (7.7)           1.0
Retail sales volume, sales mix, and all other *                                 (30.4)         (29.4)
                                                                              -------        -------
                                                                              $(125.3)       $(165.8)
                                                                              =======        =======

* Includes the effect of lower regulated retail electricity sales in the third quarter due to cooler summer weather.

As previously reported in the MD&A under "Electric Utility Industry Restructuring" on page II-9 of Conectiv's 1999 Annual Report on Form 10-K, effective July 1, 2000, DPL's Maryland electric customers had the option of choosing an alternative electricity supplier. In Delaware, from October 1, 1999 through September 30, 2000, large customers could choose an alternative electricity supplier, and effective October 1, 2000, all customers had the option of choosing an alternative electricity supplier. Since August 1, 1999, all of ACE's delivery customers could elect to choose an alternative electricity supplier. Delivery customers representing approximately 6% of the combined 1999 peak loads of DPL and ACE were purchasing electricity from suppliers other than Conectiv as of September 30, 2000. Customers representing approximately 5% of the combined 1999 peak loads of DPL and ACE were purchasing electricity marketed by "Conectiv Energy" (the trade name under which Conectiv subsidiaries market competitive retail energy) as of September 30, 2000. Revenues from these competitive retail sales by Conectiv Energy are included in non-regulated electric revenues.

Non-regulated electric revenues

"Non-regulated electric revenues" result primarily from electricity trading activities, bulk sales of electricity including sales of output from deregulated electric generating plants, and competitive retail sales. For the nine months ended September 30, 2000, electricity trading and strategic generation electricity sales each provided about 40% of "non-regulated electric revenues," and the remaining approximate one-fifth of "non-regulated electric revenues" was earned from competitive retail sales.

"Non-regulated electric revenues" increased by $244.6 million, from $110.8 million for the third quarter of 1999 to $355.4 million for the third quarter of 2000. For the nine-month period, "non-regulated electric revenues" increased by $483.4 million, from $236.0 million for the nine months ended September 30, 1999 to $719.4 million for the nine months ended September 30, 2000. These revenue increases resulted from higher wholesale sales of electricity generated by deregulated power plants, increased volumes of electricity traded, and higher competitive retail electricity sales. A significant portion of the revenue increase is due to the timing of the deregulation of the electric generating plants. Since DPL's electric generating plants were not deregulated until October 1, 1999 in Delaware and July 1, 2000 in Maryland, the operations of the DPL electric generating plants for the first nine months of 1999 did not result in any non-regulated electric revenues. Similarly, since certain electric generating plants of ACE began to operate on a deregulated basis effective August 1, 1999, only two months of electricity sales from these plants were included in non-regulated electric revenues for the third quarter of 1999 and the nine months ended September 30, 1999.

Sales of competitive retail electricity increased due to earlier marketing efforts to large commercial and industrial customers outside Conectiv's service area and sales to the delivery customers of DPL and ACE who selected "Conectiv Energy" (trade name) as their alternative electricity supplier. In June 2000, Conectiv announced that it would cease selling electricity to residential customers in Pennsylvania. Conectiv will continue to evaluate market changes and modify retail strategies as appropriate.


Gas Revenues
------------
                              Three Months Ended  Nine Months Ended
                                September 30,       September 30,
                              ------------------  -----------------
                                2000       1999     2000     1999
                              -------     ------  --------  -------
                                       (Dollars in millions)
Regulated gas revenues          $ 12.9    $ 12.0   $   79.9  $ 87.5
Non-regulated gas revenues       479.9     145.5      989.9   495.1
                                ------    ------   --------  ------
Total gas revenues              $492.8    $157.5   $1,069.8  $582.6
                                ======    ======   ========  ======

DPL earns gas revenues from on-system natural gas sales, which generally are subject to price regulation, and from the transportation of natural gas for customers. Conectiv subsidiaries also trade and sell natural gas in transactions which are not subject to price regulation. The table above shows the amounts of gas revenues earned from sources which were subject to price regulation (regulated) and which were not subject to price regulation (non-regulated).

For the nine months ended September 30, 2000, "regulated gas revenues" decreased $7.6 million primarily because some commercial and industrial customers elected to buy gas from alternative suppliers. However, DPL's gross margin (gas revenues less gas purchased) from supplying regulated gas customers is insignificant, so the effect of the revenue decrease on pre-tax profits was minimal.

"Non-regulated gas revenues" increased by $334.4 million for the three-month period and $494.8 million for the nine-month period primarily due to higher volumes of gas traded. Revenues from competitive retail gas sales also increased; however, Conectiv Energy recently began phasing-out its competitive retail gas business. The gross margin earned from "non-regulated gas revenues" increased by $12.2 million in the third quarter and $9.2 million for the nine-month period, primarily due to favorable gas trading results.

Other Services Revenues
------------------------

Other services revenues were comprised of the following:


                             Three Months Ended  Nine Months Ended
                               September 30,       September 30,
                             ------------------  -----------------
                               2000      1999     2000      1999
                             -------    -------  ------   --------
                                        (Dollars in millions)
Fuel oil and gasoline          $ 82.1    $ 56.2    $243.9   $139.5
CSI (HVAC)                       17.2      37.7      86.3    102.7
CCI (Telecommunications)         14.7       9.8      41.6     24.9
Thermal systems                   7.7       7.7      20.3     20.1
Operation of power plants        14.5       8.3      35.3     21.6
Solutions *                       3.3       5.3      10.7     14.5
Other                             4.2       2.1      11.2     11.1
                               ------    ------    ------   ------
 Total                         $143.7    $127.1    $449.3   $334.4
                               ======    ======    ======   ======

*  Customized energy-related products and services

"Other services" revenues increased $16.6 million and $114.9 million in the three-month and nine-month periods, respectively, primarily due to higher volumes and market prices for fuel oil and gasoline. Revenues from CCI's telecommunications business and the operation of power plants also increased. CCI continued to grow its telecommunications business, resulting in revenue increases of $4.9 million for the three-month period and $16.7 million for the nine-month period. CCI had sold approximately 105,000 access lines as of September 30, 2000, which represented a 62% increase from a year ago. Revenues from "Operation of power plants" increased $6.2 million and $13.7 million for the three-month and nine-month periods, respectively, due to more power plants being operated under additional contracts. Revenues from CSI's HVAC operations decreased $20.5 million and $16.4 million for the three-month and nine-month periods, respectively, mainly due to the sale of several divisions in the third quarter of 2000, as discussed in Note 7 to the Consolidated Financial Statements.

Operating Expenses
------------------

Electric Fuel and Purchased Energy and Capacity

"Electric fuel and purchased energy and capacity" increased $144.8 million for the three-month period and $325.6 million for the nine-month period mainly due to higher volumes. These increases primarily reflect greater amounts of purchased power for expanded trading activities and supplying demand within the service areas of ACE and DPL that were previously supplied by electric generating plants which are now deregulated and selling their output in the open market. The increases were mitigated by lower costs due to termination of the Pedricktown purchased power contract in the fourth quarter of 1999 and lower capacity costs due to discontinuance of SFAS No. 71 for the electricity supply business.

Gas Purchased

Gas purchased increased by $321.5 million for the three-month period and $477.7 million for the nine-month period mainly due to higher volumes of non-regulated natural gas trading activities and higher natural gas prices, partly offset by lower volumes of gas supplied under regulated tariffs to commercial and industrial customers in DPL's service area.

Other Services Cost of Sales

Other services cost of sales increased by $20.6 million for the three-month period and $113.4 million for the nine-month period, primarily due to higher
volumes and market prices of fuel oil and gasoline purchased for resale.   The
variances also reflect increases associated with higher volumes of telecommunication and power plant operation services provided, and decreases from the sale of several HVAC divisions in the third quarter of 2000.

Special Charges

As discussed in Note 7 to the Consolidated Financial Statement, "Special charges" of $25.2 million before income taxes ($23.4 million after income taxes or $0.28 per average common share) for the nine months ended September 30, 2000 resulted from provision for losses on sales of the businesses of CSI and two projects of CTS. A portion of the loss resulted from a write-off of goodwill which was not deductible for income tax purposes. As of September 30, 2000, several divisions of CSI and CTS' 50% interest in two projects had been sold. Proceeds of $54 million have been received from the sales of these businesses, which had total assets of $72 million. Management intends to sell CSI's sole remaining division within several months.

Special charges of $105.6 million for the three and nine months ended September 30, 1999 resulted from a write-down of goodwill associated with CSI's businesses, a write-down of investments in leveraged leases, employee separation costs, and costs related to the Merger. For additional information concerning the $105.6 million of special charges for 1999, see Note 5 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K.

Operation and Maintenance Expenses

Operation and maintenance expenses decreased by $2.5 million in the third quarter due to lower costs of pension and other postretirement benefits and a decrease from the sale of several HVAC divisions, partly offset by increased costs of serving customers of the regulated utility businesses and higher operating expenses of CCI's business. For the nine-month period, operation and maintenance expenses increased $19.6 million due to higher expenses related to expanding CCI's business, operating electric generating plants, and serving customers of the regulated utility businesses, partly offset by lower pension and other postretirement benefits costs.

Depreciation and amortization

Depreciation and amortization expenses decreased $3.2 million for the three-month period and $10.4 million for the nine-month period mainly due to the write-downs in the third and fourth quarters of 1999 of the electric generating plants in connection with restructuring the electric utility industry in Delaware, Maryland, and New Jersey. Depreciation of capital improvements to the electric transmission and distribution systems recently placed in-service and amortization of "Recoverable stranded costs" partly offset the decrease from lower depreciation expense for power plants.

Other Income
------------

Other income increased $5.5 million in the third quarter mainly due to $9.5 million for Conectiv's equity in earnings of the EnerTech funds for the third quarter of 2000, which resulted primarily from an unrealized gain on the common shares of Capstone. The additional earnings from the EnerTech funds were partly offset by a pre-tax loss of $4.5 million from other investments, largely due to an other than temporary decline in the value of marketable securities held.

Other income increased $19.3 million for the nine-month period primarily due to a $16.2 million increase from Conectiv's equity in earnings of the EnerTech funds. The remaining $3.1 million net increase in other income for the nine-month period was mainly due to a gain on the sale of an investment in a leveraged lease and higher equity in earnings of a non-utility generation joint venture, partly offset by the write-down of marketable securities in the third quarter of 2000 and prior year income from implementation of mark-to-market accounting for energy trading activities.

Financing Costs
---------------

Financing costs reflected in the Consolidated Statements of Income include interest charges, allowance for funds used during construction, and preferred stock dividend requirements of subsidiaries. Financing costs increased $7.7 million for the three-month period and $34.5 million for the nine-month period mainly due to additional interest expense on borrowings to finance the following: (1) purchases of Conectiv common stock; (2) the $228.5 million payment in December 1999 to terminate the Pedricktown purchased power contract; and (3) the operations of CCI and other nonutility subsidiaries. Higher short-term interest rates also contributed to the increases in financing costs.

Income Taxes
------------

Income taxes as a percent of "Income before income taxes" decreased for the three-month and nine-month periods primarily because more goodwill that was not tax deductible was written-off in the prior year reporting periods.

New Accounting Pronouncements
-----------------------------

Conectiv will implement the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, beginning in the first quarter of 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires all derivative instruments, within the scope of the statement, to be recognized as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges, under SFAS No. 133, are recognized in earnings. The gain or loss on a derivative that hedges exposure to variable cash flow of a forecasted transaction is initially recorded in other comprehensive income (a separate component of common stockholders' equity) and is subsequently reclassified into earnings when the forecasted transaction occurs. Changes in the fair value of other hedging derivatives result in a change in the value of the asset, liability, or firm commitment being hedged, to the extent the hedge is effective. Any ineffective portion of a hedge is recognized in earnings immediately.

The initial impact on Conectiv's financial statements of adopting SFAS No. 133 in the first quarter of 2001 is expected to include the following: (a) recognition of assets or liabilities for the fair value of certain contracts which will be classified as derivatives under SFAS No. 133; (b) derecognition (or elimination) of deferred gains and losses on hedging derivatives; and (c) a "cumulative effect" type of adjustment for the impact on comprehensive income, which is expected to be partly recorded in other comprehensive income and partly in earnings. Subsequent to initial adoption, SFAS No. 133 may cause increased volatility in Conectiv's earnings, revenues and common stockholders' equity.

Liquidity and Capital Resources
-------------------------------

Cash Flows From Operating Activities

Due to $289.2 million of cash provided by operating activities, $203.3 million of cash used by investing activities, and $50.0 million of cash used by financing activities, cash and cash equivalents increased by $35.8 million during the nine months ended September 30, 2000.

Net cash provided by operating activities for the nine months ended September 30, 2000 included $96.7 million of income tax refunds which were primarily related to the tax benefit associated with ACE's payment of $228.5 million on December 28, 1999 to terminate the Pedricktown purchased power contract. After excluding the $96.7 million of cash flow attributed to the income tax refunds from operating cash flows for the nine months ended September 30, 2000, net cash flow from operations decreased by $206.6 million, compared to same period last year. This decrease in operating cash flow was due to working capital requirements associated with energy trading, slower collection of accounts receivable caused by conversion to a new customer billing system in December 1999, and higher interest expense payments.

Excluding changes due to reclassifications, accounts receivable as of September 30, 2000 increased by $390.2 million in comparison to December 31, 1999. This increase was primarily due to higher natural gas and other energy trading activities, and also reflects slower collections of accounts receivable caused by conversion to a new customer billing system in December 1999. Increased energy trading activities was the primary reason for a $216.0 million increase (excluding reclassifications) in the balance of accounts payable as of September 30, 2000, compared to December 31, 1999.

Cash Flows From Investing Activities

Capital expenditures were $260.8 million for the nine months ended September 30, 2000 compared to $221.5 million for the nine months ended September 30, 1999. Capital expenditures increased $39.3 million primarily due to the capital requirements of Conectiv's mid-merit electric generation strategy, including construction expenditures for combustion turbines, which are expected to be configured into combined cycle units. Upgrades of the electric transmission and distribution systems, which increased system reliability, also contributed to the increase in capital expenditures.

The $69.7 million of cash proceeds for the nine months ended September 30, 2000 from "asset sales" includes proceeds from the sales of two projects of CTS, several HVAC divisions, an aircraft which was owned through a leveraged lease, and marketable securities.

Cash Flows From Financing Activities

Common dividends paid were $69.3 million for the nine months ended September 30, 2000 compared to $112.4 million for the nine months ended September 30, 1999. The decrease in common dividends paid was due to fewer outstanding shares of common stock and Class A common stock and lower dividends per share of common stock. For information concerning the 1999 offer to purchase shares of common stock and the 1999 reduction in dividends per share of common stock, see Note 16 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 1999 Annual Report on Form 10-K.

As previously disclosed, as a registered holding company under PUHCA, Conectiv may not pay dividends on the shares of common stock and Class A common stock from an accumulated deficit or paid-in-capital without SEC approval. As of September 30, 2000, Conectiv's retained earnings balance was $35.2 million.

During the nine months ended September 30, 2000, Conectiv purchased 3,411,100 shares of Conectiv common stock for $54.7 million. As of September 30, 2000, 2,760,700 shares of common stock remained authorized for purchase under a stock purchase program.

As discussed in Note 12 to the Consolidated Financial Statements, on behalf of DPL, the Delaware Economic Development Authority issued $70.14 million of bonds on July 7, 2000 and loaned the proceeds to DPL. Of the bonds issued, $38.9 million have a variable interest rate and a maturity date of July 1, 2030, $15.0 million have a fixed interest rate of 5.5% and a maturity date of July 1, 2025, and $16.24 million have a fixed interest rate of 5.65% and a maturity date of July 1, 2028. The fixed interest rate bonds are subject to mandatory tender on July 1, 2010, and DPL may choose to redeem and/or remarket all or a portion of the tendered bonds. The $70.14 million of proceeds received by DPL on July 7, 2000 and additional cash were used to redeem $61.17 million of bonds (7.47% average interest rate) on September 1, 2000 and $9.0 million of 7.5% bonds on October 1, 2000.

The $111.7 million of long-term debt redemptions for the nine months ended September 30, 2000 includes the $61.17 million of bonds (7.47% average interest rate) refinanced by DPL on September 1, 2000 (as discussed above), the redemption of $46.0 million of 6.83% Medium Term Notes at maturity on January 26, 2000 by ACE, and $4.5 million of other debt repayments.

Conectiv's short-term debt balance as of September 30, 2000 increased by $135.7 million from the balance as of December 31, 1999 primarily due to financing capital expenditures and purchases of Conectiv common stock.

Conectiv's capital structure, including short-term debt, current maturities of long-term debt, and variable rate demand bonds, is shown below.


                                                 September 30,   December 31,
                                                     2000           1999
                                                 ------------    ------------
Common stockholders' equity                          26.0%           26.2%
Preferred stock of subsidiaries                       6.4%            6.6%
Long-term debt and variable rate demand bonds        50.5%           52.7%
Short-term debt and
 current maturities of long-term debt                17.1%           14.5%


Ratio of Earnings to Fixed Charges

Conectiv's ratio of earnings to fixed charges under the SEC Method is shown below. See Exhibit 12, Ratio of Earnings to Fixed Charges, for additional information.


                                12 Months
                                  Ended                Year Ended December 31,
                               September 30,  ----------------------------------
                                   2000        1999   1998   1997   1996   1995
                               -------------  ------ ------ ------ ------ ------
 Ratio of Earnings to
  Fixed Charges (SEC Method)       2.08        1.98   2.38   2.63   2.83   2.92


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

As previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" on pages II-24 to II-25 of Conectiv's 1999 Annual Report on Form 10-K, Conectiv is subject to market risks, including interest rate risk, equity price risk, and commodity price risk. An update concerning Conectiv's commodity and equity price risk appears below.

Equity Price Risk

As discussed in Note 3 to the Consolidated Financial Statements, Conectiv holds investments in venture capital funds, which invest in securities of energy-related technology and Internet service companies, and in marketable securities. Conectiv is exposed to equity price risk through the securities invested in by the venture capital funds and the marketable securities held directly by Conectiv. The potential change in the fair value of these investments resulting from a hypothetical 10% change in quoted securities prices was approximately $6.0 million as of September 30, 2000.

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

Conectiv uses a value-at-risk model to assess the market risk of its electricity, gas, and petroleum products commodity activities. The model includes fixed price sales commitments, physical forward contracts, and commodity derivative instruments. Value-at-risk represents the potential gain or loss on instruments or portfolios due to changes in market factors, for a specified time period and confidence level. Conectiv estimates value-at-risk across its power, gas, and petroleum commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level and assuming a five-day holding period. Conectiv's calculated value-at-risk with respect to its commodity price exposure associated with contractual arrangements was approximately $15.1 million as of September 30, 2000, in comparison to $4.0 million as of December 31, 1999. The increase in value-at-risk was primarily due to increased hedging, with forward contracts, of the deregulated portion of the electricity output of Conectiv's power plants.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

Information reported under the heading "Other" in Note 13 to the Consolidated Financial Statements under Item 1 in Part I herein, concerning an action filed in a New Jersey Superior Court by the City of Vineland, is incorporated by reference.


Item 5.  Other Information
-------  -----------------

Executive Promotions

On September 25, 2000, Conectiv announced executive promotions intended to strengthen the implementation of Conectiv's business strategy. Thomas S. Shaw, formerly Executive Vice President, was promoted to President and Chief Operating Officer of Conectiv. Mr. Shaw continues to report to Conectiv's Chairman of the Board and Chief Executive Officer, Howard E. Cosgrove, and is responsible for managing the day-to-day operations of Conectiv, including its two core businesses: Energy and Power Delivery. In addition to Mr. Shaw's promotion, Joseph M. Rigby and William H. Spence were promoted to Senior Vice President of Conectiv. Mr. Rigby has 22 years of experience in the utility operations of ACE and Conectiv and will continue to manage the Power Delivery business. Mr. Spence has 22 years of energy industry experience, including 13 years with DPL and Conectiv, and will continue to manage energy trading, power-plant operations, and other non-regulated energy business activities.



Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

Exhibits
--------

Exhibit 12, Ratio of Earnings to Fixed Charges

Exhibit 27, Financial Data Schedule

Reports on Form 8-K
-------------------

On July 10, 2000, Conectiv filed a Current Report on Form 8-K dated June 28, 2000 reporting on Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Conectiv
                                  ------------
                                  (Registrant)



Date:  November 13, 2000       /s/ John C. van Roden
       -----------------       -----------------------------------------
                               John C. van Roden, Senior Vice President
                               and Chief Financial Officer

                                 Exhibit Index
                                 -------------

                Exhibit 12, Ratio of Earnings to Fixed Charges

                Exhibit 27, Financial Data Schedule