Form 10-K
period 2000-12-31
CONECTIV
filed 2001-03-15
CIK 1029590

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

                  For the fiscal year ended December 31, 2000
                                      or
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

                 Registrant's telephone number (302) 429-3069

                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
            Title of each class             on which registered
            -------------------           -----------------------
   Common stock, $0.01 par value          New York Stock Exchange
   Class A common stock, $0.01 par value  New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of Conectiv common stock and Conectiv Class A common stock held by non-affiliates as of December 31, 2000 was $1,730.4 mil-lion based on the New York Stock Exchange Composite Transaction closing pric-es.

  The number of shares outstanding of each class of Conectiv's common stock, as of the latest practicable date, was as follows:

                   Class                  Outstanding at January 31, 2001
                   -----                  -------------------------------
   Common stock, $0.01 par value                 82,972,179 shares
   Class A common stock, $0.01 par value         5,742,315 shares

                      Documents Incorporated by Reference

 Part of Form 10-K                      Document Incorporated by Reference
 -----------------                      ----------------------------------
        III        Portions of the Preliminary Joint Proxy Statement/Prospectus for New RC Inc.
                   on Form S-4 which was filed with the Securities and Exchange Commission on
                   March 14, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
Item 1.Business
 Overview..................................................................  I-1
  General..................................................................  I-1
  Business Segments........................................................  I-1
  Regulation...............................................................  I-2
  Sources of Revenues......................................................  I-2
  Certain Business Focus Changes During 2000...............................  I-3
  Earnings Outlook.........................................................  I-3
 Power Delivery............................................................  I-3
 Energy....................................................................  I-3
  Electric Utility Industry Restructuring..................................  I-4
  Basic Generation Service.................................................  I-4
  Default Service..........................................................  I-4
  Conectiv Energy Holding Company..........................................  I-4
  Mid-merit Electric Generation............................................  I-5
  Agreements for the Sales of Electric Generating Plants...................  I-5
 Telecommunications........................................................  I-6
 HVAC......................................................................  I-7
 Other Businesses..........................................................  I-7
 Capacity..................................................................  I-7
  Electric Generating Plants...............................................  I-7
  Purchased Power..........................................................  I-8
  Supplying Forecasted Peak Loads..........................................  I-8
 PJM Interconnection, L.L.C. ..............................................  I-8
 Nuclear Power Plants......................................................  I-9
 Fuel Supply for Electric Generation.......................................  I-9
  Coal..................................................................... I-10
  Oil...................................................................... I-10
  Gas...................................................................... I-10
  Nuclear.................................................................. I-10
 Energy Adjustment Clauses................................................. I-11
 Retail Electric Rates..................................................... I-11
 Customer Billing.......................................................... I-12
 New Jersey Electric System Reliability Standards.......................... I-12
 New Jersey Demand Side Management......................................... I-12
 Cost Accounting Manual/Code of Conduct.................................... I-13
 Affiliated Transactions................................................... I-13
 Federal Decontamination & Decommissioning Fund............................ I-13
 Regulated Gas Delivery and Supply......................................... I-13
 Capital Spending and Financing Program.................................... I-14
 Environmental Matters..................................................... I-14
  Air Quality Regulations.................................................. I-14
  Water Quality Regulations................................................ I-15
  Hazardous Substances..................................................... I-16
 Executive Officers........................................................ I-17

Item 2.Properties.......................................................... I-18

Item 3.Legal Proceedings................................................... I-19

Item 4.Submission of Matters to a Vote of Security Holders................. I-19

                                                                          Page
                                                                          -----
PART II

Item 5.Market for Registrant's Common Equity and Related Stockholder
 Matters................................................................   II-1

Item 6.Selected Financial Data..........................................   II-3

Item 7.Management's Discussion and Analysis of Financial Condition and
 Results of Operations..................................................   II-5

Item 7A.Quantitative and Qualitative Disclosures About Market Risk......  II-26

Item 8.Financial Statements and Supplementary Data......................  II-28

Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure............................................  II-81

PART III

Item 10.Directors and Executive Officers of the Registrant..............  III-1

Item 11.Executive Compensation..........................................  III-1

Item 12.Security Ownership of Certain Beneficial Owners and Management..  III-1

Item 13.Certain Relationships and Related Transactions..................  III-1

PART IV

Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-
 K......................................................................   IV-1

Signatures..............................................................   IV-9

ITEM 1. BUSINESS

Overview

General

  Conectiv was formed on March 1, 1998 (the 1998 Merger), through a series of merger transactions and an exchange of common stock with Delmarva Power & Light Company (DPL) and Atlantic Energy, Inc. (Atlantic). For additional in-formation about the 1998 Merger, refer to Note 4 to the Consolidated Financial Statements included in Item 8 of Part II. As used in this document, references to Conectiv may mean the activities of one or more subsidiaries. Conectiv's primary businesses are the supply and delivery of electricity and gas in mar-kets subject to price regulation ("regulated") and the supply and trading of electricity and gas in markets not subject to price regulation ("non-regulat-ed"). These businesses, particularly the regulated businesses, are weather sensitive and seasonal because sales of electricity are usually higher during the summer months, due to air conditioning usage, and natural gas sales are usually higher in the winter when gas is used for space-heating.

  On February 9, 2001, the Boards of Directors of Conectiv and Potomac Elec-tric Power Company (Pepco) approved an Agreement and Plan of Merger (Conectiv/Pepco Merger Agreement) under which Pepco will acquire Conectiv for a combination of cash and stock. The transaction is subject to various statu-tory and regulatory approvals and approval by the stockholders of Conectiv and Pepco. For information about the Conectiv/Pepco Merger Agreement, see Note 5 to the Consolidated Financial Statements included in Item 8 of Part II or "Agreement For The Acquisition Of Conectiv" in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in
Item 7 of Part II.

  Conectiv's two largest subsidiaries, DPL and Atlantic City Electric Company
(ACE), are public utilities that supply and deliver electricity to their cus-tomers under the trade name Conectiv Power Delivery. A transition to market pricing and terms of service for supplying electricity to customers in the regulated service areas of DPL and ACE began in 1999. Substantially all of the customers of DPL and ACE can now elect to choose an alternative electricity supplier. DPL also supplies and delivers natural gas to its customers. Conectiv Energy Holding Company (CEH) was formed during 2000. CEH and its sub-sidiaries are engaged in non-regulated electricity production and sales, en-ergy trading and marketing.

  Conectiv is changing the types of electric generating plants it owns. Based on megawatts (MW) of generating capacity, approximately 54% (2,203.5 MW) of the electric generating plants owned by Conectiv as of December 31, 2000 (4,079.5 MW) were under agreements for sale. Conectiv is also building new "mid-merit" electric generating plants, which management expects will provide a better strategic fit with Conectiv's energy trading activities and have more profitable operating characteristics than the plants to be sold. See "Mid-merit Electric Generation" beginning on I-5 for additional information.

  At December 31, 2000, Conectiv had 3,573 employees, including 1,871 employ-ees represented by labor organizations. The number of employees as of December 31, 2000 decreased by 1,274 from December 31, 1999, primarily due to the sale of the heating, ventilation, and cooling (HVAC) businesses in 2000 and staff-ing reductions for the telecommunications businesses of Conectiv Communica-tions, Inc. (CCI).

Business Segments

  A brief description of Conectiv's business segments is presented below. Also see the more detailed discussions about the business segments, which begin on page I-3 within Part I and see Note 27 to Conectiv's Consolidated Financial Statements included in Item 8 of Part II for financial information about the business segments.

  "Power Delivery" includes activities related to delivery of electricity and gas to customers at regulated prices over transmission and distribution sys-tems. The Power Delivery business is conducted by DPL and ACE.

  "Energy" includes (a) the generation, purchase, trading and sale of elec-tricity, including the obligations of DPL and ACE to supply electricity to customers who do not choose an alternative electricity supplier; (b) gas and other energy supply and trading activities, (c) power plant operation servic-es, and (d) district heating and cooling systems operation and construction services provided by Conectiv Thermal Systems, Inc. (CTS).

  "Telecommunications" represents services provided by CCI, including local and long-distance telephone service and Internet services.

  "HVAC" represents heating, ventilation, and air conditioning services, which were provided by Conectiv Services, Inc. (CSI) prior to the sale of this busi-ness in the latter half of 2000.

Regulation

  Conectiv is a registered holding company under the Public Utility Holding Company Act of 1935, as amended (PUHCA). PUHCA imposes certain restrictions on the operations of registered holding companies and their subsidiaries. Pursu-ant to PUHCA regulations, Conectiv formed a subsidiary service company, Conectiv Resource Partners, Inc. (CRP) in 1998. CRP provides a variety of sup-port services to Conectiv subsidiaries. The costs of CRP are directly assigned and allocated to the Conectiv subsidiaries.

  Certain aspects of Conectiv's electric and gas utility businesses are sub-ject to regulation by the Delaware and Maryland Public Service Commissions (DPSC and MPSC, respectively), the New Jersey Board of Public Utilities (NJBPU), the Virginia State Corporation Commission (VSCC), and the Federal En-ergy Regulatory Commission (FERC). As discussed below and under "Energy" be-ginning on page I-3, the nature of regulation of retail electricity sales by these regulatory commissions changed during 1999. Retail gas sales are subject to regulation by the DPSC. Excluding sales not subject to price regulation, the percentages of retail electric and gas utility operating revenues regu-lated by each regulatory commission for the year ended December 31, 2000, were as follows: NJBPU, 45.9%; DPSC, 34.0%; MPSC, 18.4%; and VSCC, 1.7%. Wholesale electricity sales are subject to FERC regulation.

Sources of Revenues

  The sources of Conectiv's consolidated revenues on a percentage basis are shown in the table below. Regulated electric and gas revenues include the sup-ply and delivery of these commodities within the service areas of DPL and ACE.

                                                            2000   1999   1998
                                                            -----  -----  -----
   Regulated electric revenues *...........................  39.8%  57.4%  62.4%
   Non-regulated electric revenues.........................  18.0    8.3    9.3
   Regulated gas revenues..................................   2.2    3.1    3.5
   Non-regulated gas revenues..............................  28.2   18.7   13.9
   Other services..........................................  11.8   12.5   10.9
                                                            -----  -----  -----
   Total revenues.......................................... 100.0% 100.0% 100.0%
                                                            =====  =====  =====

--------
* In 2000, Conectiv's consolidated regulated electric retail revenues were earned from the following customer classes: residential--48.0%; commer-cial--37.2%; industrial--12.4%; and other--2.4%.

  During 1998-2000, the percentage of Conectiv's revenues provided by non-reg-ulated electricity and gas sales have increased and the percentage of Conectiv's revenues provided by regulated electricity and gas sales have de-creased. This change in the composition of Conectiv's revenues has primarily resulted from growth of Conectiv's energy trading activities, deregulation of Conectiv's electric generating plants in 1999, customers within the service areas of DPL and ACE choosing alternative suppliers, and rate reductions asso-ciated with restructuring the electric utility industry. The business activi-ties included in "other services" revenues are telecommunications, HVAC, pe-troleum sales, and other activities.

Certain Business Focus Changes During 2000

  During mid- to late-2000, Conectiv sold its HVAC business and portions of CTS, which constructs and operates district heating and cooling systems. Conectiv also began exiting from the competitive retail energy business (the supply of electricity and gas in deregulated retail markets). In addition, Conectiv initiated a process in 2000 to identify a strategic partner for CCI. Due to weaknesses in the valuations of telecommunications businesses, Conectiv continues to evaluate its partnering or other options.

Earnings Outlook

  Conectiv's businesses have undergone significant change during 2000 and are expected to continue to change. Among other things, deregulated electricity generation and energy trading now constitute a greater portion of Conectiv's earnings. The sale of the HVAC businesses during 2000 has removed an unprofit-able operation from Conectiv. On-going business developments are also expected to cause future operating results to differ from the past. Accordingly, past results are not an indication of future business prospects or financial re-sults. As Conectiv exits from the regulated electricity production business and builds mid-merit electric generation, operating earnings may temporarily decrease and may also be more volatile.

  For additional information concerning factors that are expected to influence future operating results, see "Common Stock Earnings Outlook" and "Class A Common Stock Earnings Outlook" in the MD&A included in Item 7 of Part II.

Power Delivery

  In addition to the topics that are discussed within this section, informa-tion about the "Power Delivery" business is included in Part I under the fol-lowing captions: "Retail Electric Rates," "Customer Billing," "New Jersey Electric System Reliability Standards," "New Jersey Demand Side Management," "Cost Accounting Manual/Code of Conduct," "Affiliated Transactions," and "Reg-ulated Gas Delivery and Supply."

  The Power Delivery business segment is responsible for the transmission and distribution of electricity and natural gas to customers within the service territories of DPL and ACE. Rates charged to DPL's customers for delivery services are subject to regulation primarily by the DPSC, MPSC, and VSCC. Rates charged to ACE's customers for electric delivery service are subject to regulation primarily by the NJBPU.

  DPL and ACE deliver electricity within their service areas to approximately 973,600 customers through their respective transmission and distribution sys-tems and also supply electricity to most of their electricity delivery custom-ers. DPL has about 472,600 customers in its service area and ACE has about 501,000 customers in its service area. DPL's regulated electric service area has a population of approximately 1.2 million and covers an area of about 6,000 square miles on the Delmarva Peninsula (Delaware and portions of Mary-land and Virginia). ACE's regulated service area is located in the southern one-third of New Jersey, covers an area of about 2,700 square miles, and has a population of approximately 0.9 million.

  DPL delivers natural gas through its gas transmission and distribution sys-tems to approximately 110,800 customers in a service territory that covers about 275 square miles in northern Delaware and has a population of approxi-mately 0.5 million.

  The electricity delivered by Power Delivery may be supplied to customers by alternative suppliers, DPL or ACE. Gas delivered may be supplied to customers by alternative suppliers or DPL.

Energy

  In addition to the topics that are discussed within this section, informa-tion about the "Energy" business is included in Part I under the following captions: "Capacity," "PJM Interconnection, L.L.C.," "Nuclear Power Plants," "Fuel Supply for Electric Generation," "Energy Adjustment Clauses," "Retail Electric Rates," "Fed-eral Decontamination & Decommissioning Fund," "Regulated Gas Delivery and Sup-ply," and "Environmental Matters."

Electric Utility Industry Restructuring

  The electric utility businesses of DPL and ACE were restructured in 1999 pursuant to legislation enacted in Delaware, Maryland, and New Jersey and or-ders issued by the DPSC, MPSC, and NJBPU. Among other things, the electric re-structuring orders provided for the choice of alternative electricity suppli-ers by customers, decreases in customer electric rates, recovery of stranded costs (which are the uneconomic portion of assets and long-term contracts that resulted from electric utility industry restructuring), securitization of ACE's stranded costs, and the regulatory treatment of any gain or loss arising from the divestiture of electric power plants. For information about restruc-turing the electricity supply business of DPL and ACE, see Notes 1, 7, 10, 11 and 17 to the Consolidated Financial Statements, included in Item 8 of Part II, and "Electric Utility Industry Restructuring" within the MD&A, included in
Item 7 of Part II.

  All customers in ACE's service area could choose an alternative electricity supplier, effective August 1, 1999. All of DPL's Delaware and Maryland custom-ers, or about 95% of DPL's customers, could choose an alternative electricity supplier by October 1, 2000. Power Delivery customers representing approxi-mately 6% of the combined peak loads of DPL and ACE were purchasing electric-ity from suppliers other than Conectiv as of December 31, 2000.

Basic Generation Service

  Through July 31, 2002, under New Jersey's Basic Generation Service (BGS), ACE is obligated to supply electricity to customers who do not choose an al-ternative electricity supplier. ACE supplies the BGS load requirement with purchased power and the output generated by certain units to be sold. To re-place the output of the generating units to be sold, ACE plans to increase the amount of power it purchases to supply the BGS load. ACE intends to manage BGS supply requirements (net of sources otherwise available to it at any particu-lar time) through the use of a portfolio approach, including the use of com-petitive bidding. ACE's customer rates are designed to recover the costs of providing BGS service, including above-market portions of long-term purchased power contracts. As a result, ACE recognizes revenues for BGS service equal to the related costs incurred. Any difference between such revenues and costs re-sults in a related adjustment to "Deferred energy supply costs." ACE had a regulatory liability of $34.7 million as of December 31, 2000 and $46.4 mil-lion as of December 31, 1999 for over-recovered energy supply costs. ACE's customer rates are to be adjusted for any deferred balance remaining after the initial four-year transition period ends July 31, 2003. ACE's recovery of BGS supply costs is subject to review by the NJBPU.

Default Service

  DPL is obligated to supply electricity to customers who do not choose an al-ternative electricity supplier for three years for non-residential customers and four years for residential customers during the transition periods that began on October 1, 1999, in Delaware and July 1, 2000, in Maryland. Differ-ences between DPL's actual energy costs and the related amounts included in customer rates began affecting Conectiv's earnings as of October 1, 1999, for DPL's Delaware business and July 1, 2000, for DPL's Maryland business.

Conectiv Energy Holding Company

  CEH and its subsidiaries are engaged in non-regulated electricity production and sales, energy trading and marketing. CEH was formed effective July 1, 2000 by transferring (a) certain strategic electric generating plants of DPL and ACE to subsidiaries of CEH and (b) trading, arbitrage and competitive sales of electricity and natural gas from DPL to Conectiv Energy Supply, Inc. (CESI), a subsidiary of CEH. CESI uses futures, options, swap agreements, and forward contracts to hedge firm commitments or anticipated transactions of energy com-modities and also creates net open energy commodity positions, or trading po-sitions. For additional information concerning energy hedging and trading ac-tivities, see Note 12 to the Consolidated Financial Statements included in

Item 8 of Part II. As of December 31, 2000, the electric generating plants of CEH's subsidiaries had 2,002.8 MW of capacity, which includes 126.8 MW for certain jointly-owned fossil plants expected to be sold during 2001.

  During 2001 CESI is expected to seek to supply some or all the electricity necessary to meet the load requirements of customers of DPL who have not cho-sen an alternative electricity supplier.

Mid-merit Electric Generation

  Conectiv is changing the types of electric generating plants it owns in con-junction with implementing its asset-backed, "merchant" strategy focusing on "mid-merit" electric generating plants. Mid-merit electric generating plants can quickly increase or decrease their kilowatt-hour (kWh) output level on an economic basis. Mid-merit plants typically have relatively low fixed operating and maintenance costs and also can use different types of fuel. These plants are generally operated during times when demand for electricity rises and prices are higher. In contrast, baseload electric generating plants run almost continuously to supply the base level of demand for electricity, or the mini-mum demand level which generally always exists on an electrical system. Man-agement expects that mid-merit electric generating plants will be more profit-able and provide higher returns on invested capital than baseload electric generating plants. As discussed below, DPL sold its ownership interests in baseload nuclear electric generating plants on December 29, 2000, and the own-ership interests of Conectiv subsidiaries in other baseload electric generat-ing plants are expected to be sold during 2001, pursuant to existing agree-ments.

  Conectiv plans to add to its mid-merit electric generating plants by build-ing combined cycle units, which are constructed with combustion turbines, waste heat recovery boilers and a steam turbine. On September 21, 2000, Conectiv announced that it had ordered 21 combustion turbine units, which, with additional equipment, could be configured into 8 combined cycle plants. Each combined cycle plant would have approximately 550 MW of capacity, al-lowing Conectiv to add up to 4,400 MW of electric generating capacity, repre-senting a potential total investment of about $2.6 billion. Under an acceler-ated schedule, construction would occur in phases and would be completed by the end of 2004. Conectiv is actively working on developing sites for combined cycle plants within the region of the PJM Interconnection, L.L.C. (PJM).

  The three new combustion turbines planned for the Hay Road site are expected to be operational during the summer of 2001 (adding 330 MW of capacity). The waste heat recovery boiler and steam turbine needed for the new combined cycle operation at Hay Road are expected to be completed by the third quarter of 2002 (resulting in 550 MW of total capacity for the combined cycle plant).

  The number of combined cycle plants ultimately built under Conectiv's mid-merit construction program and the timing of construction will depend on vari-ous factors including the following: growth in demand for electricity; con-struction of generating units by competitors; fuel prices; availability of suitable financing; possible construction delays; and the timing and ability to obtain required permits and licenses. The level of the construction program could also potentially be affected by the planned acquisition of Conectiv by Pepco. Conectiv has made progress payments on the 21 combustion turbines that have been ordered. However, Conectiv's Board of Directors has thus far ap-proved construction of 2 combined cycle plants, for which only 6 combustion turbines would be needed. Should Conectiv choose not to build all 8 combined cycle plants, then Conectiv would attempt to sell its related investment in such combustion turbines and development sites. The ability to find a buyer and the amount of the proceeds from such a sale would be determined by market conditions. Through January 31, 2001, Conectiv had made $49 million in pro-gress payments on the 15 combustion turbines needed to build up to 6 combined cycle plants in addition to the 2 combined cycle plants currently approved by the Board of Directors.

Agreements for the Sales of Electric Generating Plants

  DPL and ACE have entered into agreements for the sale of their respective ownership interests in non-strategic baseload fossil fuel-fired electric gen-erating plants and ACE has executed agreements for the sale of its ownership interests in nuclear electric generating plants. Pursuant to agreements, DPL sold its ownership interests in nuclear electric generating plants (331 MW) on December 29, 2000 and the related nuclear fuel for approximately $32 million. As of December 31, 2000, the electric generating plants of Conectiv subsidiaries that are subject to sales agreements had a net book value of $423.2 million and aggregate capacity of 2,203.5 MW. These elec-tric generating plants held for sale include the following:

  (i) The ownership interests of ACE in nuclear electric generating plants:
  (a) The agreed upon selling price is $11 million plus the net book value of ACE's interests in nuclear fuel as of the closing date; (b) As of December 31, 2000, the capacity and the net book value of ACE's interests in these plants were 383 MW and $14.5 million, respectively.

  (ii) The ownership interests of Conectiv subsidiaries in certain wholly and jointly owned fossil fuel-fired electric generating units: (a) The agreed upon selling price is $800 million, before certain adjustments and selling expenses; (b) As of December 31, 2000, the capacity and the net book value for Conectiv subsidiaries' ownership interests in these electric generating units were 1,820.5 MW and $408.7 million, respectively.

  Consummation of the sales of the electric generating plants is subject to the receipt of required regulatory approvals. In addition, the agreements for the sales of the electric generating plants contemplated that the sales of the plants of ACE and DPL would occur simultaneously. Appeals related to the NJBPU's final order concerning restructuring the electricity supply business of Public Service Electric and Gas Company (PSE&G) and recent electricity shortages and price increases in California have resulted in delays in the is-suance of required regulatory approvals, the NJBPU's final order concerning restructuring the electricity supply business of ACE, and the closings of the sales of the electric generating units. Effective October 3, 2000, the agree-ments relating to the sale of the nuclear plants were amended to, among other things, permit separate closings of the sales of the ACE and DPL interests in the nuclear plants. DPL's ownership interests in the nuclear electric generat-ing plants were sold on December 29, 2000, as discussed above. On December 6, 2000, the New Jersey Supreme Court affirmed the judgment of the New Jersey Su-perior Court Appellate Division, which had previously upheld the NJBPU's final order concerning the PSE&G restructuring. Management currently expects the sales of ACE's nuclear and fossil, and DPL's fossil, electric generating plants to take place during 2001. However, management cannot predict the tim-ing of the issuance of required NJBPU approvals, the timing or outcome of ap-peals, if any, of such approvals, the effect of any of the foregoing on the ability of ACE or DPL to consummate the sales of various electric generating plants or the impact of any of the foregoing on ACE's ability to recover or securitize any related stranded costs.

  For additional information, see "Agreements for the Sales of Electric Gener-ating Plants" within the MD&A, included in Item 7 of Part II, and Note 14 to the Consolidated Financial Statements included in Item 8 of Part II.

Telecommunications

  As discussed under "Common Stock Earnings Summary" in the MD&A included in
Item 7 of Part II, the telecommunication operations of CCI resulted in losses during 1998-2000. Conectiv continues to evaluate its partnering or other op-tions for CCI.

  CCI is a competitive local exchange carrier (CLEC) providing local, region-al, and long distance voice and data services to business and residential cus-tomers in Delaware, Pennsylvania, New Jersey, and Maryland. CCI owns and oper-ates a fiber optic network of more than 856 route miles and 45,296 fiber miles. CCI has installed its equipment in 64 Verizon central offices in order to provide facilities-based services through its Nortel DMS-500 switch.

  CCI had installed approximately 111,000 access line equivalents (comprised of 24,000 residential access lines, 36,000 business access lines, and 51,000 business voice grade equivalents) as of December 31, 2000. In comparison, CCI had installed approximately 77,000 access line equivalents (comprised of 26,000 residential access lines, 20,000 business access lines, and 31,000 business voice grade equivalents) as of December 31, 1999.

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

HVAC

  As discussed under "Common Stock Earnings Summary" in the MD&A included in
Item 7 of Part II, the HVAC operations of CSI resulted in losses during 1998-2000. During mid- to late-2000, Conectiv sold the HVAC businesses of CSI. Prior to its sale, CSI was a full-service HVAC business operating in the Mid-Atlantic region. CSI provided customers with mechanical HVAC/piping construc-tion and installation, design services, sheet metal fabrication, refrigeration services, preventive maintenance and repair services.

Other Businesses

  As discussed in Note 8 to the Consolidated Financial Statements included in
Item 8 of Part II, an indirect Conectiv subsidiary holds a limited partner in-terest in EnerTech Capital Partners, L.P. and EnerTech Capital Partners II, L.P. (the EnerTech funds). The EnerTech funds are venture capital funds that invest in energy related technology and Internet service companies. The in-vestments of the EnerTech funds include, among others, Capstone Turbine Corpo-ration, essential.com, ICG Commerce, Inc., and Sagemaker, Inc. Due to the na-ture of the investments of the EnerTech funds, the earnings of the funds may be volatile from period to period.

Capacity

  Capacity is the capability to produce electric power from owned electric generating units and differs from the electric energy markets, which trade the actual energy being generated. Capacity may also be purchased through third-party contracts. As discussed below, the PJM power pool operates a centralized capacity market, which allows PJM member companies such as Conectiv to buy or sell capacity as needed for electric utility operations. As a member of the PJM, Conectiv is obligated to maintain capacity levels based on its allocated share of estimated aggregate PJM capacity requirements. More capacity will need to be purchased after the electric generating units subject to sales agreements are sold.

Electric Generating Plants

  The capacity provided by the electric generating plants of Conectiv's sub-sidiaries as of December 31, 2000 is summarized in the chart below. For a more detailed listing, see Item 2, Properties. The net generating capacity avail-able for operations at any time may be less than the total net installed gen-erating capacity due to generating units being out of service for inspection, maintenance, repairs, or unforeseen circumstances.

                                        MW of Electric Generating Capacity
                                     ------------------------------------------
                                      As of    Units Expected Units Expected to
                                     12/31/00    to be Sold   to be Retained**
                                     --------  -------------- -----------------
   Coal-fired generating units.....  1,624.0      1,364.0            260.0
   Oil-fired generating units......    839.0        394.0            445.0
   Combustion turbines/combined
    cycle generating units.........  1,205.0         56.0          1,149.0
   Nuclear generating units........    380.0*       380.0               --
   Diesel units....................     31.5          9.5             22.0
                                     -------      -------          -------
     Electric Generating Capacity..  4,079.5      2,203.5          1,876.0
                                     =======      =======          =======

--------
 * Excludes a 3 MW ownership interest of ACE in a combustion turbine located at the Salem Nuclear Generating Station
** Represents the electric generating units as of December 31, 2000 less the units expected to be sold during 2001.

Purchased Power

  As discussed in Note 23 to the Consolidated Financial Statements included in
Item 8 of Part II, as of December 31, 2000, Conectiv's subsidiaries had long-term purchased power contracts, which provided 1,421 MW of capacity and vary-ing amounts of firm electricity per hour during each month of a given year. Also, the terms of the agreement for the sale of DPL's wholly owned electric generating plants provides for DPL to purchase 500 megawatt-hours of firm electricity per hour from the buyer of the plants beginning upon completion of the sale and continuing through December 31, 2005.

Supplying Forecasted Peak Loads

  Management currently forecasts peak loads in 2001 of 2,530 MW for DPL's de-fault service and 2,074 MW for ACE's BGS.

  During 2001, DPL expects to enter into contracts with one or more suppliers that would supply all electricity requirements for DPL's default service obli-gation. CESI, a subsidiary of CEH, may seek to supply some or all of DPL's de-fault service load obligation. Once DPL has secured such supply contract(s), it expects to sell the capacity and energy of its electric generating plants to CESI and also assign its rights and obligations under purchased power agreements to CESI. Should DPL not enter into such supply contracts, then ap-proximately 65% of DPL's forecasted 2001 default service load requirement would be supplied from a combination of long-term power purchases and elec-tricity generated by plants of DPL. The balance of the supply would be pur-chased from the spot market.

  ACE intends to manage its BGS supply requirement through the use of a port-folio approach, including the use of competitive bidding. Approximately 50% of ACE's forecasted 2001 BGS load requirement will be supplied from a combination of existing bilateral long-term power purchases and electricity generated by plants of ACE. The balance of the supply is expected to be provided through additional bilateral contracts and the spot market.

PJM Interconnection, L.L.C

  As a member of the PJM, the generation and transmission facilities of Conectiv are operated on an integrated basis with other electricity suppliers in Pennsylvania, New Jersey, Maryland, and the District of Columbia, and are interconnected with other major utilities in the eastern half of the United States. This power pool improves the reliability and operating economies of the systems in the group and provides capital economies by permitting shared reserve requirements. The PJM's installed capacity as of December 31, 2000, was 58,701 MW. The PJM's peak demand during 2000 was 49,430 MW on August 9, which resulted in a summer reserve margin of 18.4% (based on installed capac-ity of 58,524 MW on that date).

  The PJM operates a centralized capacity credit market, enabling participants to procure or sell surplus capacity to meet reliability obligations within the PJM region.

  The PJM Operating Agreement allows bids to sell electricity (energy) re-ceived from generation located within the PJM control area. Transactions that are bid into the PJM pool are capped at $1,000 per megawatt hour. All power providers are paid the locational marginal price (LMP) set through power prov-iders' bids. The LMP will be higher in congested areas reflecting the price bids of those higher cost generating units that are dispatched to supply de-mand and alleviate the transmission constraint. Furthermore, in the event that all available generation within the PJM control area is insufficient to sat-isfy demand, the PJM may institute emergency purchases from adjoining regions. The cost of such emergency purchases is not subject to any PJM price cap.

  There are a number of factors that distinguish the PJM market from Califor-nia, and make the types of problems recently experienced there less likely. The most prominent difference is the extent to which there is adequate gener-ating capacity to meet demand in the region. The PJM's reserve margin is 18 percent, which is considerably higher than the reserve margin in California. The two markets have also operated differently.

Considerable price risk for California utilities resulted from requirements to sell a significant portion of their generation assets and, until recently, buy their energy from the spot market (longer-term forward contracts were not per-mitted). In contrast, PJM utilities have not been required to divest of their generation assets and have been permitted to lock in prices through long-term contracts, and to mitigate risk with use of other hedging instruments. Final-ly, California is highly dependent on gas-fired and hydro electric generation, both of which are highly dependent on weather. In contrast, PJM has a more di-verse fuel mix, including a substantial base of coal and nuclear generators.

Nuclear Power Plants

  As discussed in Note 14 to the Consolidated Financial Statements included in
Item 8 of Part II, DPL and ACE entered into agreements during 1999 for the sale of their nuclear electric generating plants to PSEG Power LLC (a subsidi-ary of Public Service Enterprise Group) and PECO Energy Company (PECO). Pursu-ant to the agreements, DPL sold its 7.51% (164 MW) interest in Peach Bottom Atomic Power Station (Peach Bottom) and 7.41% (167 MW) interest in Salem Nu-clear Generating Station (Salem) on December 29, 2000. As a result, DPL no longer has an ownership interest in any nuclear electric generating plants. In accordance with the sales agreements, DPL transferred its decommissioning trust funds and related obligation for decommissioning the plants to the pur-chasers.

  ACE owns 5% of Hope Creek Nuclear Generating Station (Hope Creek), which has 1,031 MW of capacity, 7.41% of Salem, which has 2,212 MW of capacity excluding the on-site combustion turbine, and 7.51% of Peach Bottom, which has 2,186 MW of capacity. The Hope Creek Unit and Salem Units 1 and 2 are located adjacent to each other in Salem County, New Jersey, and are operated by PSE&G. Peach Bottom Units 2 and 3 are located in York County, Pennsylvania, and are oper-ated by PECO. The agreements for the sale of ACE's interests in the nuclear plants (164 MW in Peach Bottom, 167 MW in Salem, and 52 MW in Hope Creek) pro-vide for (a) a sales price of approximately $11 million plus the net book value of the interests of ACE in nuclear fuel on-hand as of the closing date and (b) the transfer of ACE's nuclear decommissioning funds and related obli-gation for decommissioning the plants to the purchasers upon completion of the sales.

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

  For information concerning funding ACE's share of the estimated future cost of decommissioning the Salem, Hope Creek, and Peach Bottom nuclear reactors, see Note 16 to the Consolidated Financial Statements included in Item 8 of
Part II.

Fuel Supply for Electric Generation

  The electric generating capacity of Conectiv by fuel type is shown above un-der "Electric Generating Plants." To facilitate the purchase of adequate amounts of fuel, Conectiv contracts with various suppliers of coal, oil, and natural gas on both a long- and short-term basis. Conectiv's long-term coal contracts generally contain provisions for periodic and limited price adjust-ments, which are based on current market prices. Oil and natural gas contracts generally are of shorter term with prices determined by market-based indices.

  Conectiv's obligations for coal and oil supply contracts related to the fos-sil fuel-fired electric generating units to be sold are expected to be assumed by NRG Energy, Inc., the party which has agreed to purchase the fossil fuel-fired plants. The agreements for sale of the ownership interests of ACE in nu-clear generating units provide for ACE to receive proceeds for the book value of the nuclear fuel inventories, which management expects would be used to liquidate ACE's obligations for the lease of the nuclear fuel inventories.

  Management does not anticipate any difficulty in obtaining adequate amounts of fuel for Conectiv's electric generating plants.

Coal

  Conectiv's wholly and jointly owned electric generating plants that use coal as a source of fuel have 1,624 MW of capacity and are listed in Item 2. During 2000, the coal supply for certain electric generating units with 1,153 MW of capacity was purchased as follows: 70% under contracts of less than three years in duration, 10% under long-term contracts (up to ten years), and 20% on the spot market. For the other 471 MW of coal-fired electric generating plants, approximately 80% of the coal supply was purchased under contracts ex-piring in 2002 and 20% was purchased on the spot market. During 2001, manage-ment expects that approximately 75% of the coal requirements will be purchased under supply contracts and the other 25% purchased on the spot market.

Oil

  A two-year residual oil supply contract that expires in 2001 provides 90% to 100% of the fuel supply requirements for the Vienna Generating Station (153
MW). Oil supply for the other electric generating units, which use oil as a primary or secondary fuel, is purchased on the spot market.

Gas

  Natural gas is the primary fuel for the three combustion turbines at the Hay Road site (521 MW) and a secondary fuel for the Edge Moor units (705 MW). Nat-ural gas for these generating units is purchased on a firm or interruptible basis from suppliers such as marketers, producers, and utilities. The second-ary fuel for the Hay Road combustion turbines is low-sulfur diesel fuel, which is purchased in the spot market. Five combustion turbines (316 MW), in addi-tion to those located at Hay Road, use natural gas as a primary fuel source and the units at the Deepwater station, which use coal and oil as primary fu-els, use natural gas as a secondary fuel. Natural gas for these five combus-tion turbines and the Deepwater station is primarily purchased from a local gas distribution company on a semi-firm basis and is also purchased from other suppliers such as marketers, producers, and utilities. Natural gas is deliv-ered through the interstate pipeline system under a mix of long-term firm, short-term firm, and interruptible contracts.

Nuclear

  PSE&G has informed ACE that it has several long-term contracts with uranium ore operators, converters, enrichers and fabricators to meet the currently projected fuel requirements for Salem and Hope Creek. ACE has also been ad-vised by PECO that it has contracts similar to PSE&G's contracts to satisfy the fuel requirements of Peach Bottom. Currently, there is an adequate supply of nuclear fuel for Salem, Hope Creek, and Peach Bottom.

  On December 29, 2000, DPL's former nuclear fuel disposal obligations were assumed by the purchasers of DPL's ownership interests in nuclear electric generating units.

  After spent fuel is removed from a nuclear reactor, it is placed in tempo-rary storage for cooling in a spent fuel pool at the nuclear station site. Un-der the Nuclear Waste Policy Act of 1982 (NWPA), the federal government en-tered into contracts with utilities operating nuclear power plants for trans-portation and ultimate disposal of spent nuclear fuel and high level radioac-tive waste. However, no permanent government-owned and operated repositories are in service or under construction. The United States Department of Energy has stated that it would not be able to open a permanent, high level nuclear waste storage facility until 2010, at the earliest.

  Pursuant to NRC rules, spent nuclear fuel generated in any reactor can be stored in reactor facility storage pools or in independent spent nuclear fuel storage installations located at or away from reactor sites for at least 30 years beyond the licensed life for operation (which may include the term of a revised or renewed license).

PSE&G has advised ACE that adequate spent fuel storage capacity is estimated to be available through 2011 for Salem Unit 1, 2015 for Salem Unit 2, and 2007 for Hope Creek. PECO has advised ACE that it has constructed an on-site dry storage facility at Peach Bottom which provides adequate storage capacity through the end of the current licenses for the two Peach Bottom units.

Energy Adjustment Clauses

  As a result of electric utility industry restructuring, energy adjustments in DPL's regulated retail electric tariffs were eliminated effective October 1, 1999 in Delaware and effective June 30, 2000 in Maryland and Virginia. The energy adjustment clauses provided for collection from customers of fuel costs and purchased energy costs. Earnings volatility may increase due to elimina-tion of DPL's energy adjustment clauses.

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

  Natural gas commodity prices and futures rose to unprecedented levels during 2000 due to increased demand for gas to generate electricity, low storage lev-els nationally, and cold weather. DPL's Gas Cost Rate (GCR) was increased by 9.6% on December 1, 2000 to recover those increases in the natural gas commod-ities. On December 8, 2000, DPL was required by its gas service tariff to file for an additional increase of 23%, which became effective on February 1, 2001. DPL is currently involved in an evidentiary process to prove the reasonable-ness of those rate increases, and expects final approval in 2001. As of Decem-ber 31, 2000, DPL had deferred $16.9 million of natural gas costs in anticipa-tion of recovering such costs from customers through the gas cost rate clause.

  Through July 31, 1999, ACE's tariffs for its electric customers included en-ergy adjustments for fuel costs, purchased energy costs, and capacity pur-chased from non-utility electricity suppliers. Effective August 1, 1999, through various components of regulated rates, the rates charged to ACE's BGS customers for electricity supply, include ACE's fuel costs, purchased energy costs, and capacity purchased from non-utility electricity suppliers. Under the terms of the NJBPU's Summary Order concerning restructuring ACE's elec-tricity business, ACE's regulatory liability for over-recovered energy supply costs as of July 31, 1999 is to be offset by any subsequent under-recoveries of BGS and certain other costs. Similarly, any over-recoveries would increase the regulatory liability. ACE had a regulatory liability of $34.7 million as of December 31, 2000 and $46.4 million as of December 31, 1999 for over-recov-ered energy supply costs. Customer rates are to be adjusted for any deferred balance remaining after the initial four-year transition period, which ends July 31, 2003. ACE's recovery of BGS supply costs is subject to review by the NJBPU.

Retail Electric Rates

  Changes in DPL's and ACE's customer rates other than those related to the energy adjustment clauses are discussed below. Changes in customer rates due to the electric and gas energy adjustment clause generally do not affect earn-ings.

  Effective October 1, 1999, DPL's Delaware residential electric rates were reduced 7.5% in connection with the restructuring of the Delaware electric utility industry. Also, electric rates in effect on October 1, 1999 are to re-main unchanged for four years for Delaware residential customers and three years for Delaware non-residential customers. The 7.5% Delaware residential rate reduction reduced revenues by approximately $17.5 million on an annualized basis.

  A 7.5% reduction in DPL's Maryland residential electric rates became effec-tive July 1, 2000, in connection with the restructuring of the Maryland elec-tric utility industry. Also, the electric rates in effect on July 1, 2000 are to remain unchanged for four years for Maryland residential customers and three years for Maryland non-residential customers. Management estimates that the initial 7.5% Maryland residential rate reduction will reduce revenues by approximately $12.5 million on an annualized basis.

  In its Summary Order, the NJBPU directed ACE to implement a 5% aggregate rate reduction effective August 1, 1999 and an additional 2% rate reduction by January 1, 2001. By August 1, 2002, rates must be reduced by 10% from the rates that were in effect as of April 30, 1997. The initial 5% rate reduction effective August 1, 1999 reduced annual revenues by approximately $50 million. The additional 2% rate reduction required by January 1, 2001 was implemented through two separate 1% rate reductions effective January 1, 2000 and 2001, respectively. Each of the 1% rate reductions reduced annual revenues by ap-proximately $10 million, or $20 million in total. The final rate reduction, which is required by August 1, 2002, is expected to reduce revenues by an ad-ditional $30 million, which would result in a cumulative rate reduction of $100 million since August 1, 1999.

Customer Billing

  In December 1999, a new customer billing system was installed primarily to accommodate the unbundled utility bills required by electric utility industry restructuring. As with any complex billing system changeover, errors occurred. The financial impact for Conectiv of the conversion to the new customer bill-ing system was primarily slower collection of accounts receivable. In a set-tlement to conclude a DPSC review of the billing system, DPL agreed to provide a credit of approximately $2.5 million to customers bills. The credits were reflected on customers bills in February 2001.

New Jersey Electric System Reliability Standards

  In November 1999, the NJBPU began a general review of the reliability of the electric systems of ACE and all other New Jersey utilities. The NJBPU began its review as a result of electric service outages which occurred during an extended period of hot and humid weather in July 1999. On November 28, 2000, the NJBPU approved interim reliability standards which are in effect through 2002 and are designed to reduce outage frequency and duration, as well as im-prove maintenance and inspection of electric facilities. Final reliability standards are expected to be adopted in late-2002, after the NJBPU reviews data submitted by the utilities. Expenditures of approximately $5 million are expected by ACE during 2001 in order to comply. The NJBPU could fine utilities up to $50,000 per violation of the rule requirements.

New Jersey Demand Side Management

  The NJBPU adopted rules in 1991 to encourage utilities to offer demand side management (DSM) and conservation services. The Electric Discount and Energy Competition Act, enacted February 9, 1999 in New Jersey, requires the continu-ation of these energy efficiency programs and the initiation of renewable en-ergy programs, the costs of which are to be recovered through a societal bene-fits charge to electric and gas customers of New Jersey public utilities. On June 9, 1999, the NJBPU initiated the Comprehensive Resource Analysis (CRA) proceeding causing a comprehensive resource analysis of energy programs to be undertaken including the re-evaluation of existing DSM programs and the incor-poration of new energy efficiency and renewable energy programs. A key issue in the CRA proceeding is the determination of the appropriate level of funding for energy efficiency and renewable energy programs on a statewide basis. Hearings have been conducted and a record has been established to permit the NJBPU to render decisions for each New Jersey utility in lieu of settlements, if necessary. A decision by the NJBPU is expected in 2001.

Cost Accounting Manual/Code of Conduct

  Conectiv and its subsidiaries have cost allocation and direct charging mech-anisms in place to prevent cross-subsidization of competitive activities by regulated utility activities. DPL and ACE are also subject to various Codes of Conduct that affect the relationship between their regulated activities and the unregulated activities that they or other Conectiv subsidiaries perform. Most of Conectiv's unregulated activities are now conducted by subsidiaries other than DPL and ACE. In general, these Codes of Conduct limit information obtained through utility activities from being disseminated to employees en-gaged in non-regulated activities, restrict or prohibit sales leads, joint sales calls and joint promotions; require separation of certain employees and functions; and require separation of certain office space and facilities.

Affiliated Transactions

  Certain types of transactions between DPL and ACE and their affiliates may require the prior approval of the VSCC and the NJBPU.

  On March 15, 2000, the NJBPU adopted Interim Affiliate Relations, Fair Com-petition and Accounting Standards and Related Reporting Requirements (Interim Standards). These Interim Standards will remain in effect for no longer than 18 months, until final standards are issued by the NJBPU. A compliance audit of these interim standards was conducted during 2000 and a final order is pending by the NJBPU.

Federal Decontamination & Decommissioning Fund

  The Energy Policy Act of 1992 provided for creation of a Decontamination & Decommissioning (D&D) Fund to pay for the future clean-up of DOE gaseous dif-fusion enrichment facilities. Domestic utilities and the federal government are required to make payments to the D&D Fund. On December 29, 2000, DPL's former liability to the D&D Fund was assumed by the purchasers of DPL's owner-ship interests in nuclear electric generating units. The liability accrued for ACE's D&D Fund liability was $5.1 million as of December 31, 2000. The terms of agreements for the sale of ACE's interests in the nuclear power plants pro-vide for the buyers of the plants to assume the amount of this liability which exists at the time the sale is completed.

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

  On November 1, 1999, DPL instituted a pilot program to provide transporta-tion service and a choice of gas suppliers to a group of retail customers. The program was open to 15% of residential and 15% of small commercial customers. Approximately 40% of residential and 80% of small commercial customers who were eligible for the program actually enrolled. Primarily due to high natural gas prices and market price volatility, most of the customers participating in the pilot program were returned to DPL by their supplier in the last quarter of 2000. As of March 1, 2001, no customers remained in the pilot program, which expires in October 2001.

  DPL purchases gas supplies from marketers and producers under spot market, short-term, and long-term agreements. As shown in the table below, DPL's maxi-mum 24-hour system capability, including natural gas purchases, storage deliv-eries, and the emergency sendout capability of its peak shaving plant, is 190,416 Mcf (thousand cubic feet).

                                                   Number of Expiration  Daily
                                                   Contracts   Dates      Mcf
                                                   --------- ---------- -------
   Supply.........................................      1         2001    9,180
   Transportation.................................     19    2001-2016   86,152
   Storage........................................     11    2001-2013   50,084
   Local Peak Shaving (emergency capability)......                       45,000
                                                                        -------
     Total........................................                      190,416
                                                                        =======

  DPL experienced an all-time daily peak in combined firm sales and transpor-tation sendout of 175,059 Mcf on January 17, 2000. DPL's peak shaving plant liquefies, stores, and re-gasifies natural gas in order to provide supplemen-tal gas in the event of pipeline supply shortfalls or system emergencies.

  In 1998, DPL implemented a DPSC-approved gas price hedging/risk management program with respect to gas supply for regulated customers. The program seeks to limit exposure to commodity price uncertainty. Costs and benefits of the program are included in the gas cost rate clause, resulting in no effect on DPL's earnings.

Capital Spending and Financing Program

  For financial information concerning Conectiv's capital spending and financ-ing program, refer to "Liquidity and Capital Resources" in the MD&A included in Item 7 of Part II, and Notes 18 to 21 to the Consolidated Financial State-ments, included in Item 8 of Part II.

  Conectiv's ratios of earnings to fixed charges under the Securities and Ex-change Commission (SEC) Method for 1996-2000 are shown below.

                                                      Year Ended December 31,
                                                      ------------------------
                                                      2000 1999 1998 1997 1996
                                                      ---- ---- ---- ---- ----
   Ratio of Earnings to Fixed Charges (SEC Method)... 2.13 1.98 2.38 2.63 2.83

  Under the SEC Method, earnings, including Allowance For Funds Used During Construction, are income before extraordinary item plus income taxes and fixed charges, less non-utility capitalized interest and undistributed earnings of equity method investees. Fixed charges include gross interest expense, the es-timated interest component of rentals, and preferred stock dividend require-ments of subsidiaries. Preferred stock dividend requirements for purposes of computing the ratio have been increased to an amount representing the pre-tax earnings that would be required to cover such dividend requirements.

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

  Included in Conectiv's forecasted capital requirements are construction ex-penditures for compliance with environmental regulations, which are estimated to be $10 million in 2001.

Air Quality Regulations

  The federal Clean Air Act required utilities and other industries to signif-icantly reduce emissions of air pollutants such as sulfur dioxide (SO\\2\\) and oxides of nitrogen (NOx) by the year 2000. All wholly or jointly owned electric generating units of Conectiv are in compliance with these require-ments.

  The electric generating plants of Conectiv also must comply with Title I of the Clean Air Act, the ozone non-attainment provisions, which require states to promulgate Reasonably Available Control Technology (RACT) regulations for existing sources located within ozone non-attainment areas or within the Northeast Ozone Transport Region (NOTR). To comply with RACT regulations, low NOx burner technology has been installed on a number of electric generating units. Additional "post-RACT" NOx emission regulations are being pursued by states in the NOTR. In 2000, the electric generating plants of Conectiv com-plied with post-RACT requirements. In addition to the above requirements, the United States Environmental Protection Agency (USEPA) has proposed summer sea-sonal NOx controls commensurate with reductions of up to 85% below baseline years by the year 2003 for a 22-state region, including Delaware and New Jer-sey. Since the State of New Jersey will require a greater percent reduction than that required by the USEPA, the ACE facilities will most likely achieve compliance with the USEPA requirement by 2003. The estimated cost to comply is approximately $5-$8 million over the next five years. Because Delaware has not yet promulgated regulations to implement the reductions that the USEPA has mandated by 2003, DPL currently cannot determine the additional operating and capital costs that will be incurred to comply with these initiatives.

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

  The USEPA requested data from a number of electric utilities regarding older coal-fired units in order to determine compliance with the regulations for the Prevention of Significant Deterioration of Air Quality (PSD). A number of set-tlements have been announced throughout the utility industry. On February 23, 2000, ACE received a request for data from the USEPA and the New Jersey De-partment of Environmental Protection (NJDEP) on coal-fired operations at the Deepwater and B.L. England electric generating stations. Data was submitted, as requested by the USEPA throughout 2000. At this time it is not possible to predict the impact of this request, if any, on Deepwater or B.L. England oper-ations.

Water Quality Regulations

  The Clean Water Act provides for the imposition of effluent limitations to regulate the discharge of pollutants, including heat, into the waters of the United States. National Pollution Discharge Elimination System (NPDES) permits issued by state environmental regulatory agencies specify effluent limita-tions, monitoring requirements, and special conditions with which facilities discharging waste-waters must comply. To ensure that water quality is main-tained, permits are issued for a term of five years and are modified as neces-sary to reflect requirements of new or revised regulations or changes in fa-cility operations.

  ACE holds New Jersey Pollution Discharge Elimination System (NJPDES) permits issued by the NJDEP for the Deepwater and B.L. England power stations. The NJPDES permit for the Deepwater Station expired in 1991. The permit has been administratively extended and the plant continues to operate under the condi-tions of the existing permit while negotiations are underway for permit renew-al. The NJPDES permit for the B.L. England station expired in December 1999, but has been administratively extended and the plant continues to operate un-der the conditions of the existing permit until a renewal permit is issued by NJDEP.

  Conectiv's subsidiaries hold NPDES permits for the Vienna, Indian River, and Edge Moor power plants. The NPDES permit for the Vienna power plant is ex-pected to be renewed, maintaining the current permit limitations, in early 2001. The NPDES permit issued by the Delaware Department of Natural Resources and Environmental Control (DNREC) for the Indian River power plant expired in 1992 but has been administratively extended and the plant continues to operate under the conditions of the existing permit. Studies have been conducted to determine thermal impacts and the results of the studies are currently under evaluation by DNREC. The studies are intended to support a request for a vari-ance from thermal water quality standards in order to allow the plant to con-tinue operating under the current discharge temperature limitations. In addi-tion, the NPDES permits for the Indian River and Edge Moor power plants require studies to de-termine impacts on aquatic organisms by the plants' intake structures. The studies began in 1999 and will be completed in 2001. The results of these studies will determine whether upgrades to intake structures are required to minimize environmental impacts.

Hazardous Substances

  The nature of the electric and gas utility businesses results in the produc-tion or handling of various by-products and substances, which may contain sub-stances defined as hazardous under federal or state statutes. The disposal of hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes autho-rize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Conectiv's exposure is mini-mized by adherence to environmental standards for Conectiv-owned facilities and through a waste disposal contractor screening and audit process.

  In December 1999, DPL discovered an oil leak at the Indian River power plant. DPL took action to determine the source of the leak and cap it, contain the oil to minimize impact to a nearby waterway and recover oil from the soil. Remediation costs are expected to be approximately $10 million, including ap-proximately $3 million of cumulative expenditures which had been incurred as of December 31, 2000. In addition, DPL paid $350,000 in penalties and $100,000 for an environmental improvement project to DNREC in connection with the oil leak and another matter related to the Indian River power plant.

  Conectiv's current liabilities included $9.8 million as of December 31, 2000 and $3.0 million as of December 31, 1999 for potential clean-up and other costs related to sites at which a Conectiv subsidiary is a potentially respon-sible party or alleged to be a third-party contributor, including the Indian River power plant discussed above. Conectiv does not expect such future costs to have a material effect on its financial position or results of operations.

Executive Officers

  The names, ages, and positions of all of the executive officers of Conectiv as of December 31, 2000, are listed below, along with their business experi-ences during the past five years. Officers are elected annually by Conectiv's Board of Directors. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                        Executive Officers of Conectiv
                           (As of December 31, 2000)

    Name, Age and Position          Business Experience During Past 5 Years
    ----------------------          ---------------------------------------
Howard E. Cosgrove, 57........  Elected 1998 as Chairman of the Board and Chief
 Chairman of the Board and      Executive Officer of Conectiv. Elected 1992 as
 Chief Executive Officer        Chairman of the Board, President and Chief
                                Executive Officer and Director of Delmarva Power
                                & Light Company.

Thomas S. Shaw, 53............  Elected 2000 as President and Chief Operating
 President and Chief Operating  Officer of Conectiv. Elected 1998 as Executive
 Officer                        Vice President of Conectiv. Elected 1992 as
                                Senior Vice President of Delmarva Power & Light
                                Company.

John C. van Roden, 51.........  Elected 1998 as Senior Vice President and Chief
 Senior Vice President and      Financial Officer of Conectiv. Principal, Cook
 Chief Financial Officer        and Belier, Inc. in 1998. Senior Vice
                                President/Chief Financial Officer and Vice
                                President/Treasurer, Lukens, Inc. from 1987 to
                                1998.

Barbara S. Graham, 52.........  Elected 1999 as Senior Vice President of
 Senior Vice President          Conectiv. Elected 1998 as Senior Vice President
                                and Chief Financial Officer of Conectiv. Elected
                                1994 as Senior Vice President, Treasurer and
                                Chief Financial Officer of Delmarva Power &
                                Light Company.

Joseph M. Rigby, 44...........  Elected 2000 as Senior Vice President of
 Senior Vice President          Conectiv. 1999, Vice President, Electric
                                Delivery, Conectiv. 1998, Vice President, Gas
                                Delivery, Conectiv. 1997, Vice President, Merger
                                Integration Team, Conectiv. 1996, Director of
                                Human Resources, Atlantic Energy, Inc.

William H. Spence, 43.........  Elected 2000 as Senior Vice President of
 Senior Vice President          Conectiv. Vice President and General Manager of
                                Merchant Energy, Conectiv, 1998-1999. Director
                                of Merchant Energy, Delmarva Power & Light
                                Company, 1996-1997.

James P. Lavin, 53............  Elected 1998 as Controller of Conectiv. Elected
 Controller and Chief           1993 as Comptroller, Delmarva Power & Light
 Accounting Officer             Company.

ITEM 2. PROPERTIES

                                                                   Generating
      Electric Generating                                           Capacity
            Station                         Location               (kilowatts)
      -------------------                   --------               -----------
   Coal-Fired
     Edge Moor............... Wilmington, DE......................    260,000
     Indian River............ Millsboro, DE.......................    767,000
     B L England............. Beesley's Pt., NJ...................    284,000
     Conemaugh............... New Florence, PA....................    128,000*
     Keystone................ Shelocta, PA........................    105,000*
     Deepwater............... Pennsville, NJ......................     80,000
                                                                    ---------
                                                                    1,624,000
                                                                    ---------
   Oil-Fired
     Edge Moor............... Wilmington, DE......................    445,000
     B L England............. Beesley's Pt., NJ...................    155,000
     Vienna.................. Vienna, MD..........................    153,000
     Deepwater............... Pennsville, NJ......................     86,000
                                                                    ---------
                                                                      839,000
                                                                    ---------
   Combustion
    Turbines/Combined Cycle
     Hay Road................ Wilmington, DE......................    521,000
     Cumberland.............. Millville, NJ.......................     84,000
     Sherman Avenue.......... Vineland, NJ........................     81,000
     Middle.................. Rio Grande, NJ......................     77,000
     Carll's Corner.......... Upper Deerfield Twp., NJ............     73,000
     Cedar................... Cedar Run, NJ.......................     68,000
     Missouri Avenue......... Atlantic City, NJ...................     60,000
     Mickleton............... Mickleton, NJ.......................     59,000
     Christiana.............. Wilmington, DE......................     45,000
     Deepwater............... Pennsville, NJ......................     19,000
     Edge Moor............... Wilmington, DE......................     13,000
     Madison Street.......... Wilmington, DE......................     11,000
     West.................... Marshallton, DE.....................     15,000
     Delaware City........... Delaware City, DE...................     16,000
     Indian River............ Millsboro, DE.......................     17,000
     Vienna.................. Vienna, MD..........................     17,000
     Tasley.................. Tasley, VA..........................     26,000
     Salem................... Lower Alloways Creek Twp., NJ.......      3,000*
                                                                    ---------
                                                                    1,205,000
                                                                    ---------
   Nuclear
     Peach Bottom............ Peach Bottom Twp., PA...............    164,000*
     Salem................... Lower Alloways Creek Twp., NJ.......    164,000*
     Hope Creek.............. Lower Alloways Creek Twp., NJ.......     52,000*
                                                                    ---------
                                                                      380,000
                                                                    ---------
   Diesel Units
     Crisfield............... Crisfield, MD.......................     10,000
     Bayview................. Bayview, VA.........................     12,000
     B L England............. Beesley's Pt., NJ...................      8,000
     Keystone................ Shelocta, PA........................        700*
     Conemaugh............... New Florence, PA....................        800*
                                                                    ---------
                                                                       31,500
                                                                    ---------
   Total Electric Generating Capacity.............................  4,079,500
                                                                    ---------

--------
* Represents Conectiv's subsidiaries ownership interests in jointly owned plants.

  The electric properties of Conectiv's subsidiaries are located in New Jer-sey, Delaware, Maryland, Virginia, and Pennsylvania. The above table sets forth the summer electric generating capacity of the electric generating plants owned by Conectiv's subsidiaries.

  Substantially all utility plant and properties of Conectiv's subsidiaries are subject to liens of the Mortgages under which First Mortgage Bonds are is-sued.

  On a combined basis, the electric transmission and distribution systems of DPL and ACE include 2,624 transmission poleline miles of overhead lines, 5 transmission cable miles of underground cables, 16,350 distribution poleline miles of overhead lines, and 6,738 distribution cable miles of underground ca-bles.

  DPL has a liquefied natural gas plant located in Wilmington, Delaware, with a storage capacity of 3.045 million gallons and an emergency sendout capabil-ity of 45,000 Mcf per day. DPL also owns eight natural gas city gate stations at various locations in its gas service territory. These stations have a total sendout capacity of 200,000 Mcf per day.

  The following table sets forth Conectiv's gas pipeline miles:

   Transmission Mains....................................................   111*
   Distribution Mains.................................................... 1,605
   Service Lines......................................................... 1,179

--------
* Includes 7.2 miles of joint-use gas pipeline that is used 10% for gas oper-ations and 90% for electric generation.

  Conectiv's subsidiaries also own and occupy a number of properties and buildings that are used for office, service, and other purposes.

ITEM 3. LEGAL PROCEEDINGS

  On October 24, 2000, the City of Vineland, New Jersey, filed an action in a New Jersey Superior Court to acquire by eminent domain ACE electric distribu-tion facilities located within the City limits. The City has offered approxi-mately $11 million for these assets, including the right to provide electric service in this area. ACE believes that, properly evaluated, the assets sought by the City are worth approximately $40 million.

  For information concerning penalties paid in connection with the environ-ment, see "Hazardous Substances," under "Environmental Matters," which is above and within Item 1 of Part I.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders of Conectiv, through the so-licitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Conectiv common stock and Conectiv Class A common stock are listed on the New York Stock Exchange.

  As of December 31, 2000, there were 62,318 holders of Conectiv's common stock and 28,249 holders of Conectiv's Class A common stock.

Conectiv Common stock

                                      2000                        1999
                          ----------------------------- ------------------------
                                          Price                       Price
                          Dividend -------------------- Dividend ---------------
                          Declared   High       Low     Declared  High     Low
                          -------- --------- ---------- -------- ------- -------
First Quarter............  $0.220  $18 1/4   $13 7/16    $0.385  $24 3/8 $19 3/8
Second Quarter...........   0.220   18 13/16  15          0.220   25 1/2  19 3/8
Third Quarter............   0.220   19 3/16   15 1/2      0.220   25 1/4  19
Fourth Quarter...........   0.220   20 3/4    15 13/16    0.220   20 3/4  16 1/4

Conectiv Class A common stock

                                     2000                       1999
                          -------------------------- ---------------------------
                                         Price                      Price
                          Dividend ----------------- Dividend ------------------
                          Declared   High      Low   Declared   High      Low
                          -------- --------- ------- -------- --------- --------
First Quarter............  $0.80   $32 1/4   $21 3/4  $0.80   $40       $34 7/8
Second Quarter...........   0.80    24 5/8    19 3/8   0.80    42 1/4    34 3/8
Third Quarter............   0.80    25 9/16   17 3/4   0.80    43        37 5/16
Fourth Quarter...........   0.80    20 1/4     8 1/2   0.80    40 13/16  26 1/2

Stock                                     Stock Symbol

Conectiv common stock                     CIV (New York Stock Exchange)
Conectiv Class A common stock             CIV A (New York Stock Exchange)

Dividends on Common Stock

  As discussed in Note 5 to the Consolidated Financial Statements, during the period the Conectiv/Pepco Merger Agreement is in effect, Conectiv's dividend payments cannot exceed $0.22 per share of Conectiv common stock per quarter.

  In 2000, Conectiv's Board of Directors declared quarterly dividends per share of common stock of $0.22, or $0.88 for the year, which represented ap-proximately 45% of earnings per share of common stock of $1.97. In the second quarter of 1999, Conectiv established the objective of having a dividend pay-out ratio on common stock of 40% to 60% of earnings per share of common stock and also reduced the quarterly dividend from $0.385 per share to $0.22 per share.

Dividends on Class A Common Stock

  Conectiv's Board of Directors intends that the quarterly dividend on shares of Class A common stock will remain $0.80 per share ($3.20 annualized rate) until March 31, 2001 (the "Initial Period"), subject to declaration by Conectiv's Board of Directors and the obligations of Conectiv's Board of Di-rectors to consider the financial condition and regulatory environment of Conectiv and the results of its operations; and also subject to the limita-tions under applicable law and the provisions of Conectiv's Restated Certifi-cate of Incorporation.

  As disclosed at the time of the 1998 Merger, Conectiv intends, following the Initial Period, subject to declaration by Conectiv's Board of Directors and the obligation of the Board of Directors to consider the financial condition and regulatory environment of Conectiv and the results of its operations, to pay annual dividends on the Class A common stock at a rate equal to 90% of annualized earnings of the Class A common stock (taking into account the notional fixed charge of $40 million per year in accordance with Conectiv's Restated Certificate of Incorporation). Notwithstanding Conectiv's intention with respect to dividends on the Class A common stock following the Initial Period, if and to the extent that the annual dividends paid on the Class A common stock during the Initial Period exceed the earnings that were applica-ble to the Class A common stock during the Initial Period, Conectiv's Board of Directors may consider such fact in determining the appropriate annual divi-dend rate on the Class A common stock following the Initial Period. Management expects that during the Initial Period the earnings applicable to Class A com-mon stock will be less than the dividends on the Class A common stock. Divi-dends declared per share of Class A common stock were $3.20 for 2000, $3.20 for 1999 and $3.20 for 1998. In comparison, earnings excluding special charges and the extraordinary item which were applicable to Class A common stock were $1.06 for 2000, $1.44 for 1999 and $1.82 for 1998.

  As discussed in Note 5 to the Consolidated Financial Statements, after March 31, 2001 and during the period the Conectiv/Pepco Merger Agreement is in ef-fect, dividends on Conectiv Class A common stock may be paid at an annual rate up to 90% of annualized earnings of Class A common stock.

Dividend Restriction

  Under PUHCA, Conectiv may not pay dividends on the shares of common stock and Class A common stock from an accumulated deficit or paid-in-capital with-out SEC approval. In the first and second quarters of 2000, Conectiv had accu-mulated deficits and received SEC approval for the payment of quarterly divi-dends on shares of common stock and Class A common stock.

  Conectiv's common dividends paid to public stockholders are currently funded from the common dividends DPL and ACE pay to Conectiv. Under PUHCA, DPL and ACE are prohibited from paying a dividend from an accumulated deficit or paid-in-capital, unless SEC approval is obtained. Also, certificates of incorpora-tion of DPL and ACE require payment of all preferred dividends in arrears (if any) prior to payment of common dividends to Conectiv, and have certain other limitations on the payment of common dividends to Conectiv.

                                   CONECTIV

ITEM 6.                     SELECTED FINANCIAL DATA

                                         Year Ended December 31,
                          -------------------------------------------------------------------
                             2000          1999         1998(1)         1997          1996
                          ----------    ----------     ----------    ----------    ----------
                             (Dollars in Thousands, Except Per Share Amounts)
Operating Results
Operating Revenues......  $5,029,124    $3,744,897     $3,071,606    $1,415,367    $1,168,664
Operating Income........  $  487,834(2) $  345,589 (2) $  386,915(2) $  226,294    $  250,389
Income Before
 Extraordinary Item.....  $  170,830(2) $  113,578 (2) $  153,201(2) $  101,218(3) $  107,251
Extraordinary Item, Net
 of $188,254 of Income
 Taxes (4)..............         --     $ (311,718)            --            --            --
Net Income (Loss).......  $  170,830(2) $ (198,140)(2) $  153,201(2) $  101,218(3) $  107,251
Common Stock Information
Basic and Diluted
 Earnings (Loss)
 Applicable to:
 Common Stock
 Income Before
  Extraordinary Item....  $  164,719(5) $  106,639 (5) $  141,292(5) $  101,218(3) $  107,251
 Extraordinary Item,
  Net of Income Taxes
  (4)...................          --      (295,161)            --            --            --
                          ----------    ----------     ----------    ----------    ----------
   Total................  $  164,719    $ (188,522)    $  141,292    $  101,218    $  107,251
                          ----------    ----------     ----------    ----------    ----------
 Class A Common Stock
 Income Before
  Extraordinary Item....  $    6,111    $    6,939 (6) $   11,909            --            --
 Extraordinary Item,
  Net of Income Taxes
  (4)...................          --       (16,557)            --            --            --
                          ----------    ----------     ----------    ----------    ----------
   Total................  $    6,111    $   (9,618)    $   11,909            --            --
                          ----------    ----------     ----------    ----------    ----------
Earnings (Loss) Per
 Share of:
 Common Stock
 Before Extraordinary
  Item..................  $     1.97(5) $     1.14 (5) $     1.50(5) $     1.66(3) $     1.77
 Extraordinary Item
  (4)...................          --         (3.16)            --            --            --
                          ----------    ----------     ----------    ----------    ----------
   Total................  $     1.97    $    (2.02)    $     1.50    $     1.66    $     1.77
                          ----------    ----------     ----------    ----------    ----------
 Class A Common Stock
 Before Extraordinary
  Item..................  $     1.06    $     1.14 (6) $     1.82            --            --
 Extraordinary Item
  (4)...................          --         (2.71)            --            --            --
                          ----------    ----------     ----------    ----------    ----------
   Total................  $     1.06    $    (1.57)    $     1.82            --            --
                          ----------    ----------     ----------    ----------    ----------
Dividends Declared Per
 Share of:
 Common Stock...........  $     0.88    $    1.045     $     1.54    $     1.54    $     1.54
 Class A Common Stock...  $     3.20    $     3.20     $     3.20            --            --
Average Shares
 Outstanding (000):
 Common Stock...........      83,686        93,320         94,338        61,122        60,698
 Class A Common Stock...       5,742         6,110          6,561            --            --
Year-End Stock Price:
 Common Stock...........  $  20 1/16    $ 16 13/16     $   24 1/2    $  23 1/16    $   20 3/8
 Class A Common Stock...  $   12 7/8    $   29 5/8     $   39 1/2            --            --
Book Value Per Common
 Share (7)..............  $    13.10    $    12.38     $    17.21    $    15.59    $    15.41
Return on Average Common
 Stockholders' Equity
 (8)....................        15.1%          8.0%           8.3%         10.6%         11.4%
Capitalization
Common Stockholders'
 Equity.................  $1,160,269    $1,138,173     $1,843,161    $  954,496    $  934,913
Preferred Stock of
 Subsidiaries:
 Not Subject to
  Mandatory
  Redemption............      95,933        95,933         95,933        89,703        89,703
 Subject to Mandatory
  Redemption............     188,950       188,950        188,950        70,000        70,000
Variable Rate Demand
 Bonds (VRDB) (9).......     158,430       158,430        125,100        71,500        85,000
Long-Term Debt..........   2,021,789     2,124,898      1,746,562       983,672       904,033
                          ----------    ----------     ----------    ----------    ----------
Total Capitalization
 with VRDB..............  $3,625,371    $3,706,384     $3,999,706    $2,169,371    $2,083,649
                          ==========    ==========     ==========    ==========    ==========
Other Information
Total Assets............  $6,477,995    $6,138,462     $6,087,674    $3,015,481    $2,931,855
Long-Term Capital Lease
 Obligation.............  $   13,744    $   30,395     $   36,603    $   19,877    $   20,552
Capital Expenditures....  $  390,540    $  320,395     $  224,831    $  156,808    $  165,595

--------
(1) As discussed in Note 4 to the Consolidated Financial Statements, Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE) be-came wholly owned subsidiaries of Conectiv (the 1998

    Merger) on March 1, 1998. The 1998 Merger was accounted for under the pur-chase method of accounting, with DPL as the acquirer. Accordingly, the 1998 Consolidated Statement of Income includes 10 months of operating re-sults for ACE and other former subsidiaries of Atlantic Energy, Inc.
(2) Special Charges, as discussed in Note 6 to the Consolidated Financial Statements, decreased operating income, income before extraordinary item, and net income by $25.2 million, $23.4 million and $23.4 million, respec-tively, in 2000; $105.6 million, $71.6 million, and $71.6 million, respec-tively, in 1999; and $27.7 million, $16.8 million and $16.8 million, re-spectively in 1998. In 2000, a gain on the sale of the ownership interests of DPL in nuclear electric generating plants increased operating income, income before extraordinary item, and net income by $16.6 million, $12.8 million, and $12.8 million, respectively, as discussed in Note 14 to the Consolidated Financial Statements.
(3) In 1997, the gain on the sale of a landfill and waste-hauling company in-creased income before extraordinary item, net income and earnings per com-mon share by $13.7 million, $13.7 million, and $0.22, respectively.
(4) As discussed in Note 7 to the Consolidated Financial Statements, the ex-traordinary item resulted from the restructuring of the electric utility industry and discontinuing the application of Statement of Financial Ac-counting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."
(5) Special Charges, as discussed in Note 6 to the Consolidated Financial Statements, decreased income before extraordinary item applicable to Conectiv common stock by $23.4 million ($0.28 per average share outstand-ing) in 2000, $69.7 million ($0.75 per average share outstanding) in 1999 and $16.8 million ($0.18 per average share outstanding) in 1998. In 2000, a gain on the sale of the ownership interests of DPL in nuclear electric generating plants increased income before extraordinary item applicable to Conectiv common stock by $12.8 million ($0.15 per average share outstand-ing), as discussed in Note 14 to the Consolidated Financial Statements.
(6) Special Charges, as discussed in Note 6 to the Consolidated Financial Statements, decreased income before extraordinary item applicable to Conectiv Class A common stock by $1.9 million ($0.30 per average share outstanding) in 1999.
(7) Due to the terms of Conectiv's Restated Certificate of Incorporation, Conectiv common stock and Conectiv Class A common stock have the same book value per common share.
(8) Before extraordinary charge of $311,718, net of $188,254 of income taxes, in 1999.
(9) Although Variable Rate Demand Bonds are classified as current liabilities, management intends to use the bonds as a source of long-term financing, as discussed in Note 21 to the Consolidated Financial Statements.

                                   CONECTIV

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act) provides a "safe harbor" for forward-looking statements to encourage such dis-closures without the threat of litigation, provided those statements are iden-tified as forward-looking and are accompanied by meaningful, cautionary state-ments identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on manage-ment's beliefs as well as assumptions made by and information currently avail-able to management. When used herein, the words "intend," "will," "antici-pate," "estimate," "expect," "believe," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: the effects of deregulation of energy supply and the unbundling of delivery services; the ability to enter into purchased power agreements on acceptable terms; market demand and prices for energy, capacity, and fuel; weather variations affecting energy usage; operating performance of power plants; an increasingly competitive marketplace; results of any asset sales; sales retention and growth; federal and state regulatory actions; future liti-gation results; costs of construction; operating restrictions; increased costs and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; and credit market concerns. Conectiv undertakes no ob-ligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing list of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made prior to the effective date of the Litigation Reform Act.

OVERVIEW

  Conectiv was formed on March 1, 1998 (the 1998 Merger), through a series of merger transactions and an exchange of common stock with Delmarva Power & Light Company (DPL) and Atlantic Energy, Inc. (Atlantic). Conectiv's two larg-est subsidiaries, DPL and Atlantic City Electric Company (ACE), supply and de-liver electricity. DPL also supplies and delivers gas to its customers. A transition to market pricing and terms of service for supplying electricity to customers in the regulated service areas of DPL and ACE began in 1999. Sub-stantially all of the customers of DPL and ACE can now elect to choose an al-ternative electricity supplier.

  On July, 1, 2000, certain strategic electric generating plants of DPL and ACE were transferred to subsidiaries of Conectiv Energy Holding Company (CEH). CEH and its subsidiaries are engaged in non-regulated electricity production and sales, energy trading and marketing. On December 29, 2000, DPL sold its ownership interests in nuclear electric generating plants. Certain other elec-tric generating plants are expected to be sold during 2001, pursuant to exist-ing agreements. After the sales of these plants, the principal remaining busi-nesses of DPL and ACE will be the transmission and distribution, or delivery, of electricity. Proceeds from these sales and securitization of ACE's stranded costs (securitization is discussed under "Stranded Cost Recovery and Securitization") are expected to be used to repay debt and fund expansion of the "mid-merit" electric generation business. As discussed under "Mid-Merit Electric Generation," mid-merit electric generating plants can quickly in-crease or decrease their output level on an economic basis and are expected to have relatively low operating costs. Conectiv is building combustion turbines and combined cycle units as part of its mid-merit electric generation busi-ness, which also includes most of the plants operated by subsidiaries of CEH.

  During 2000, Conectiv began exiting from certain business activities. During mid- to late-2000, Conectiv sold its heating, ventilation, and air condition-ing (HVAC) business and portions of Conectiv Thermal Systems, Inc. (CTS), which constructs and operates district heating and cooling systems. Conectiv also began exiting from the competitive retail energy business (the supply of electricity and gas in deregulated retail markets). In addition, Conectiv initiated a process in 2000 to identify a strategic partner for CCI. Due to weaknesses in the valuations of telecommunications businesses, Conectiv continues to evaluate its partnering or other options.

  Under the purchase method of accounting for the 1998 Merger, with DPL as the acquirer, the Consolidated Statements of Income include the results of opera-tions for ACE and formerly Atlantic-owned non-utility businesses from March 1, 1998 and thereafter. See Note 4 to the Consolidated Financial Statements for additional information concerning the 1998 Merger.

  As used in this document, references to Conectiv may mean the activities of one or more subsidiary companies.

AGREEMENT FOR THE ACQUISITION OF CONECTIV

  On February 9, 2001, the Boards of Directors of Conectiv and Potomac Elec-tric Power Company (Pepco) approved an Agreement and Plan of Merger (Conectiv/Pepco Merger Agreement) under which Pepco will acquire Conectiv for a combination of cash and stock. The transaction is subject to various statu-tory and regulatory approvals and approval by the stockholders of Conectiv and Pepco. Upon completion of the transaction, Conectiv and Pepco will become sub-sidiaries of a new holding company (HoldCo), to be named at a later date. HoldCo is expected to be a registered holding company under PUHCA. Approxi-mately 67% of the shares of HoldCo are expected to be owned by Pepco stock-holders and 33% of the shares of HoldCo are expected to be owned by Conectiv stockholders.

  Under the terms of the Conectiv/Pepco Merger Agreement, holders of Pepco's common stock will receive one share of HoldCo common stock for each share of Pepco common stock owned.

  Under the Conectiv/Pepco Merger Agreement, holders of Conectiv common stock and Conectiv Class A common stock may elect to exchange their shares for cash, HoldCo common stock, or a combination of cash and HoldCo common stock. Howev-er, such elections will be subject to a proration procedure that will cause the aggregate consideration paid to holders of Conectiv common stock and Conectiv Class A common stock to be 50% cash and 50% HoldCo common stock. Sub-ject to certain restrictions described below, (i) Conectiv stockholders elect-ing to receive cash would receive $25 per share of Conectiv common stock ex-changed and $21.69 per share of Conectiv Class A common stock exchanged, and
(ii) Conectiv stockholders electing to receive HoldCo common stock would re-ceive a number of shares of HoldCo common stock determined by the exchange ra-tio described below. Subject to certain limitations, the exchange ratio is de-signed to provide holders of Conectiv common stock with a number of shares of HoldCo common stock having a market value of $25.00 and holders of Conectiv Class A common stock with a number of shares of HoldCo common stock having a market value of $21.69.

  The exchange ratio will be $25.00 divided by the volume-weighted average of the closing trading prices of Pepco common stock for 20 trading days randomly selected by lot out of 30 consecutive trading days ending on the fifth busi-ness day immediately preceding the closing date of the transaction (Average Final Price).

  If the Average Final Price is below $19.50, then Conectiv common stockhold-ers will have the right to receive 1.28205 shares of HoldCo common stock for each share of stock exchanged and Conectiv Class A common stockholders will have the right to receive 1.11227 shares of HoldCo common stock for each share of stock exchanged. In this instance, the fair value of HoldCo common stock received for each share of Conectiv common stock exchanged and each share of Conectiv Class A common stock exchanged will be less than $25.00 and $21.69, respectively.

  If the Average Final Price is above $24.50, then Conectiv common stockhold-ers will have the right to receive 1.02041 shares of HoldCo common stock for each share of stock exchanged and Conectiv Class A common stockholders will have the right to receive 0.88528 shares of HoldCo common stock for each share of stock exchanged. In this instance, the fair value of HoldCo common stock re-ceived for each share of Conectiv common stock exchanged and each share of Conectiv Class A common stock exchanged will be more than $25.00 and $21.69, respectively.

  Conectiv may terminate the Conectiv/Pepco Merger Agreement if the Average Final Price is less than $16.50, unless Pepco, at its option, chooses to in-crease the consideration that will be paid to Conectiv's stockholders for their shares of Conectiv stock. If the Average Final Price is less than $16.50, Pepco has the option of (i) adjusting the exchange ratio so as to pro-vide Conectiv's stockholders with HoldCo common stock having a value of $21.25 for each share of Conectiv common stock and $18.35 for each share of Conectiv Class A common stock, (ii) paying additional cash to the stockholders so that they receive a total consideration of $21.25 for each share of Conectiv common stock and $18.35 for each share of Conectiv Class A common stock, or (iii) un-dertaking a combination of (i) and (ii), provided that any such combination must be in the same proportion with respect to the Conectiv common stock and the Conectiv Class A common stock.

  The Conectiv/Pepco Merger Agreement may be terminated by either Conectiv or Pepco if the transaction has not occurred by August 9, 2002 (18 months after the date of the Conectiv/Pepco Merger Agreement). If however, on August 9, 2002, the conditions required to complete the merger have been satisfied, ex-cept that additional time is needed to obtain the necessary statutory and reg-ulatory approvals, then the Conectiv/Pepco Merger Agreement is extended for six additional months. If Conectiv terminates the Conectiv/Pepco Merger Agree-ment under certain circumstances, Conectiv is required to pay a $60 million termination fee to Pepco. For example, if Conectiv's Board of Directors con-cludes that a business combination with another party is more favorable to Conectiv's stockholders and Conectiv terminates the Conectiv/Pepco Merger Agreement, then Conectiv is obligated to pay a $60 million termination fee to Pepco.

COMMON STOCK EARNINGS SUMMARY

  Earnings applicable to common stock for 2000 were $164.7 million, or $1.97 per share of common stock (83,686,000 average shares outstanding) and reflect a gain ($12.8 million after-taxes, or $0.15 per common share) on the sale of DPL's ownership interests in nuclear power plants and special charges ($23.4 million after-taxes, or $0.28 per share of common stock) for losses on the sales of the HVAC business and two CTS projects. For 1999, Conectiv reported a net loss applicable to common stock of $188.5 million, or a loss of $2.02 per share of common stock (93,320,000 average shares outstanding). The net loss resulted from (i) a $295.1 million extraordinary charge applicable to common stock ($3.16 per share of common stock) for discontinuing the application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," (SFAS No. 71) to the electricity sup-ply businesses of DPL and ACE because of deregulation, and (ii) $69.7 million of special charges applicable to common stock ($0.75 per share of common stock) primarily for write-downs of investments in non-utility businesses and employee separation costs. For 1998, earnings applicable to common stock were $141.3 million, or $1.50 per share of common stock (94,338,000 average shares outstanding), after special charges of $16.8 million ($0.18 per share of com-mon stock).

  For additional information concerning the gain on the sale of the ownership interests of DPL in nuclear electric generating plants, see "Agreements for the Sales of Electric Generating Plants" in "Management's Discussion and Anal-ysis of Financial Condition and Results of Operations" (MD&A) and Note 14 to the Consolidated Financial Statements. For additional information concerning special charges, see "Special Charges" in the MD&A and Note 6 to the Consoli-dated Financial Statements. For additional information concerning deregulation and the extraordinary charge to earnings, see "Electric Utility Industry Re-structuring" in the MD&A and Notes 1, 7, 10, 11 and 17 to the Consolidated Fi-nancial Statements.

  As discussed in Note 10 to the Consolidated Financial Statements, ACE's por-tion of the 1999 extraordinary charge was based on a Summary Order issued by the New Jersey Board of Public Utilities (NJBPU) which addressed stranded costs, unbundled rates, and other matters related to restructuring. The NJBPU indicated that a more detailed order would be issued at a later time. If the NJBPU's final detailed order were to differ materially from the Summary Order, then another extraordinary item may result due to adjustment of the 1999 ex-traordinary charge. For information concerning a delay in the issuance of the NJBPU's fi-nal detailed order, see "Agreements for the Sales of Electric Generating Plants" in the MD&A.

  A summary of common stock earnings is shown in the table below.

                                                    2000      1999       1998
                                                  --------  ---------  --------
                                                     (Dollars in Millions,
                                                   Except Per Share Amounts)
   After-tax Contribution to Earnings (Loss)
    Applicable to Common Stock
    Income Excluding Special Charges, Gain on
     Sale of DPL's Interest in Nuclear Plants,
     and Extraordinary Item.....................  $  175.3  $   176.3  $  158.1
    Special Charges.............................     (23.4)     (69.7)    (16.8)
    Gain on Sale of DPL's Interest in Nuclear
     Plants.....................................      12.8         --        --
                                                  --------  ---------  --------
   Income Before Extraordinary Item.............  $  164.7  $   106.6  $  141.3
   Extraordinary Item...........................        --     (295.1)       --
                                                  --------  ---------  --------
   Earnings (Loss) Applicable to Common Stock...  $  164.7  $  (188.5) $  141.3
                                                  ========  =========  ========
   Average Shares of Common Stock Outstanding
    (000).......................................    83,686     93,320    94,338
                                                  --------  ---------  --------
   After-tax Contribution to Earnings (Loss) Per
    Average Share of Common Stock
     (1) CCI (telecommunications)...............  $  (0.46) $   (0.33) $  (0.19)
     (2) CSI (HVAC).............................     (0.09)     (0.10)    (0.15)
     (3) Investment income......................      0.13       0.27        --
     (4) Energy, Power Delivery, and Other......      2.52       2.05      2.02
                                                  --------  ---------  --------
     Income Excluding Special Charges, Gain on
      Sale of DPL's Interest in Nuclear Plants,
      and Extraordinary Item....................  $   2.10  $    1.89  $   1.68
     Special Charges............................     (0.28)     (0.75)    (0.18)
     Gain on Sale of DPL's Interest in Nuclear
      Plants....................................      0.15         --        --
                                                  --------  ---------  --------
   Earnings (Loss) Per Average Share of Common
    Stock:
     Before Extraordinary Item..................  $   1.97  $    1.14  $   1.50
     Extraordinary Item.........................        --      (3.16)       --
                                                  --------  ---------  --------
   Earnings (Loss) Per Average Share of Common
    Stock.......................................  $   1.97  $   (2.02) $   1.50
                                                  ========  =========  ========

(1) CCI (Telecommunications)

  As shown above, the loss per share of common stock that resulted from CCI's operations was $0.46 for 2000, $0.33 for 1999, and $0.19 for 1998. The higher losses per share of common stock resulted from increased operating and inter-est expenses due to expansion of CCI's operations and fewer average shares outstanding of common stock. As discussed above, Conectiv initiated a process in 2000 to identify a strategic partner for CCI. In the fourth quarter of 2000, CCI reduced the number of its employees in order to minimize expected operating losses while Conectiv continues to evaluate its partnering or other options.

(2) CSI (HVAC)

  As discussed above, Conectiv sold the HVAC businesses of CSI during mid- to late-2000. The loss per share of common stock that resulted from CSI's opera-tions was $0.09 for 2000, $0.10 for 1999, and $0.15 for 1998. In 1999, CSI's
operating losses decreased compared to 1998 due to higher sales and improved operational efficiencies.

(3) Investment Income

  As discussed in Note 8 to the Consolidated Financial Statements, Conectiv earns investment income primarily from investments in three venture capital funds, including the EnerTech funds and Tech Leaders II.

Mainly as a result of distributions of marketable securities received from these funds, Conectiv also owns marketable securities.

  Earnings per share of common stock that resulted from Conectiv's equity in earnings of the EnerTech funds were $0.16 in 2000, $0.27 in 1999, and insig-nificant in 1998. The earnings of the EnerTech funds in 2000 resulted primar-ily from an unrealized gain on the initial public offering of common shares of Capstone Turbine Corporation (Capstone). Capstone develops, designs, assem-bles, and sells micro-turbines worldwide in the distributed power generation market and hybrid electric vehicle market. In 1999, Conectiv's equity in earn-ings of the EnerTech funds resulted primarily from the initial public offering of common shares of a business-to-business Internet company. The earnings of the EnerTech funds may be volatile from period to period due to the nature of their investments in energy related technology and Internet service companies. As of December 31, 2000, the carrying amount of Conectiv's investment in the EnerTech funds was $38.6 million.

  Conectiv's other investments that affect its results of operations include marketable securities (other than those held in nuclear decommissioning trust funds) and minority interests in a venture capital fund and an Internet start-up project. For 2000, these investments resulted in a net loss, including $3.0 million before taxes ($2.0 million after taxes, or $0.02 per share of common stock), which was recognized in earnings and $3.1 million before taxes ($2.0 million after taxes), which was recognized in other comprehensive income (a separate component of common stockholders' equity). The earnings on these in-vestments in 1999 and 1998 were insignificant. The carrying value of these in-vestments was $4.6 million as of December 31, 2000.

(4) Energy, Power Delivery, and Other

  The Energy business segment includes (a) the generation, purchase, trading and sale of electricity, including the obligations of DPL and ACE to supply electricity to customers who do not choose an alternative electricity suppli-er; (b) gas and other energy supply and trading activities, (c) power plant operation services, and (d) district heating and cooling systems operation and construction services provided by CTS. The Power Delivery business segment in-cludes activities related to delivery of electricity and gas to customers at regulated prices over transmission and distribution systems.

Operating Results for 2000 Compared to 1999

  The contribution to earnings per share of common stock by "Energy, Power De-livery, and Other" increased to $2.52 in 2000 from $2.05 in 1999. The $0.47 increase in contribution to earnings per share of common stock was primarily due to higher profits from Conectiv's non-regulated wholesale energy marketing and trading operations, higher earnings from a non-utility generation joint venture, and lower pension and other postretirement benefit costs. The in-crease in earnings per share of common stock was also enhanced by fewer aver-age common shares outstanding. Conectiv repurchased 3.4 million and 14.4 mil-lion shares of Conectiv common stock during 2000 and 1999, respectively. These common stock repurchases increased earnings per share of common stock for 2000 compared to 1999 by $0.09, after considering the interest expense incurred to finance the common stock repurchases. These positive variances were partly offset by the revenue decrease from reductions in regulated Power Delivery customer rates that resulted from electric utility restructuring in mid- to late-1999 and the effect of higher average energy prices incurred by DPL in supplying electricity to customers, as discussed below.

  Discontinuing the application of SFAS No. 71 in the third quarter of 1999 benefited the Energy business in 2000 due to related decreases in purchased capacity and depreciation costs. On the other hand, regulated energy adjust-ment clauses prior to deregulation had generally eliminated the effect of sea-sonal and other energy price fluctuations on costs expensed. Since DPL's aver-age energy costs for supplying electricity increased in 2000, the absence of the energy adjustment clauses unfavorably affected earnings for 2000 compared to 1999.

Operating Results for 1999 Compared to 1998

  The contribution to earnings per share of common stock by "Energy, Power De-livery, and Other" increased to $2.05 in 1999 from $2.02 in 1998. The $0.03 increase in contribution to earnings per share of common stock was due to higher earnings from electric and gas utility operations attributed to additional revenue from increased retail sales, partly offset by electric rate decreases and higher operating expenses. Also, the repurchase of 14.4 million shares of common stock during 1999 contributed $0.06 to the increase in earnings per share. Lower earnings of a non-utility generation joint ven-ture partly offset the positive variances from utility operations and the re-purchase of common stock.

Energy Commodity Market Risk

  Conectiv's participation in energy markets results in exposure to commodity market risk. Conectiv has controls in place that are intended to keep risk ex-posures within certain management-approved risk tolerance levels. For addi-tional information concerning commodity market risk, see "Quantitative and Qualitative Disclosures About Market Risk," included herein.

COMMON STOCK EARNINGS OUTLOOK

  As discussed above under "Overview," Conectiv's businesses have undergone significant change and are expected to continue to change. Among other things, deregulated electricity generation and energy trading now constitute a greater portion of Conectiv's earnings. The sale of the HVAC businesses during 2000 has removed an unprofitable operation from Conectiv. On-going business devel-opments are also expected to cause future operating results to differ from the past. Accordingly, past results are not an indication of future business pros-pects or financial results. As Conectiv exits from the regulated electricity production business and builds mid-merit generation, operating earnings may temporarily decrease and may also be more volatile. A summary of the key fac-tors that are expected to affect Conectiv's future earnings are shown below.

  . The returns on the proceeds from the expected sale of power plants com-pared to returns earned on such power plants prior to their sale;

  . The performance and operating results of deregulated power plants, which previously were subject to rate regulation;

  . The operating results of energy trading activities, including the impact of implementing SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is expected to increase the volatility of earnings;

  . The profit or loss that results from supplying electricity to customers who do not choose an alternative energy supplier;

  .  The amount of income from investments, including the EnerTech funds;

  . The level of success encountered in minimizing the expected operating losses of CCI and finding a partner in the telecommunications business;

  . The effect of changes in short-term interest rates on Conectiv's inter-est expense; and

  .  Conectiv's ability to achieve cost reductions and streamline operations.

DIVIDENDS ON COMMON STOCK

  As discussed in Note 5 to the Consolidated Financial Statements, during the period the Conectiv/Pepco Merger Agreement is in effect, Conectiv's dividend payments cannot exceed $0.22 per share of Conectiv common stock per quarter.

  Conectiv's Board of Directors declared dividends per share of common stock of $0.88 in 2000, $1.045 in 1999, and $1.54 in 1998. The decrease in dividends per share of common stock from 1998-2000 resulted from changing the quarterly dividend per share in the second quarter of 1999 to $0.22, from $0.385. On May 11, 1999, Conectiv announced that it intended to reduce the dividends on com-mon stock to a targeted payout ratio of 40% to 60% of earnings per share of common stock. In 2000, dividends declared per share of common stock repre-sented approximately 45% of earnings per share of common stock of $1.97.

CLASS A COMMON STOCK EARNINGS SUMMARY

  A summary of Class A common stock earnings is shown in the table below.

                                                          2000   1999    1998
                                                         ------ ------  ------
                                                             (Dollars in
                                                              Millions,
                                                           Except Per Share
                                                               Amounts)
   After-tax Contribution to Earnings (Loss) Applicable
    to Class A Common Stock
     Income Excluding Special Charges and Extraordinary
      Item.............................................  $  6.1 $  8.8  $ 11.9
     Special Charges...................................      --   (1.9)     --
                                                         ------ ------  ------
   Income Before Extraordinary Item....................  $  6.1 $  6.9  $ 11.9
   Extraordinary Item..................................      --  (16.5)     --
                                                         ------ ------  ------
   Earnings (Loss) Applicable to Class A Common Stock..  $  6.1 $ (9.6) $ 11.9
                                                         ====== ======  ======
   Average Shares of Class A Common Stock Outstanding
    (000)..............................................   5,742  6,110   6,561
                                                         ------ ------  ------
   After-tax Contribution to Earnings Per Average Share
    of Class A Common Stock
     Income Excluding Special Charges and Extraordinary
      Item.............................................  $ 1.06 $ 1.44  $ 1.82
     Special Charges...................................      --  (0.30)     --
                                                         ------ ------  ------
   Earnings (Loss) Per Average Share of Class A Common
    Stock:
     Before Extraordinary Item.........................  $ 1.06 $ 1.14  $ 1.82
     Extraordinary Item................................      --  (2.71)     --
                                                         ------ ------  ------
   Earnings (Loss) Per Average Share of Class A Common
    Stock..............................................  $ 1.06 $(1.57) $ 1.82
                                                         ====== ======  ======

  Earnings applicable to Class A common stock are equal to a percentage of "Company Net Income Attributable to the Atlantic Utility Group," which con-sists of earnings of the Atlantic Utility Group (AUG) less $40 million per year. The AUG includes the assets and liabilities of the electric generation, transmission, and distribution businesses of ACE that existed on August 9, 1996 and were regulated by the NJBPU. Combustion turbines of ACE that were transferred on July 1, 2000 to another Conectiv subsidiary, Conectiv Atlantic Generation, LLC (CAG), remain in the AUG. The percentage of "Company Net In-come Attributable to the Atlantic Utility Group" that is applicable to Class A common stock is the "Outstanding Atlantic Utility Fraction" (as defined in Conectiv's Restated Certificate of Incorporation). The Outstanding Atlantic Utility Fraction was 27.3% as of December 31, 2000, and 1999, and 30.0% as of December 31, 1998.

  Earnings applicable to Class A common stock were $6.1 million, or $1.06 per share of Class A common stock, for 2000. For 1999, there was a net loss appli-cable to Class A common stock of $9.6 million, or $1.57 per share of Class A common stock. Excluding the $16.5 million extraordinary item that resulted from deregulation of the electricity supply business of ACE (as discussed in Notes 1, 7, 10, 11 and 17 to the Consolidated Financial Statements) and $1.9 million of special charges applicable to Class A common stock, earnings appli-cable to Class A common stock for 1999 were $8.8 million, or $1.44 per share of Class A common stock. Based on income excluding the special charges and ex-traordinary item, earnings per share of Class A common stock decreased $0.38 in 2000 compared to 1999. This decrease was mainly due to rate reductions as-sociated with deregulation of ACE's electricity supply business and the ad-verse effect of cooler summer weather on ACE's regulated electricity sales. A lower effective income tax rate for ACE mitigated these unfavorable variances.

  Based on income excluding special charges and extraordinary item, earnings per share of Class A common stock decreased to $1.44 for 1999 from $1.82 for 1998. This $0.38 decrease was mainly due to higher operating expenses for ACE's electricity delivery and generation businesses and rate decreases, which became effective on August 1, 1999 due to restructuring of the electric util-ity industry in New Jersey.

CLASS A COMMON STOCK EARNINGS OUTLOOK

  Any change in the earnings of the AUG impacts the earnings per share of Class A common stock much more than the earnings per share of Conectiv's com-mon stock primarily due to the apportionment of the earnings of the AUG be-tween Conectiv common stock and Conectiv Class A common stock, in accordance with Conectiv's Restated Certificate of Incorporation, and because a greater diversity of businesses contribute to earnings applicable to Conectiv common stock.

  The earnings of the AUG have been and will continue to be affected by the implementation of electric utility industry restructuring in New Jersey, in-cluding related rate decreases. (See Note 10 to the Consolidated Financial Statements for information concerning New Jersey electric utility industry re-structuring.) The planned sales of most of ACE's electric generating plants (discussed under "Agreements for the Sales of Electric Generating Plants") are expected to decrease the earnings capacity of the AUG. The extent of the de-crease in earnings capacity will be affected by how the proceeds from the sales of the generating plants are utilized. Currently, the proceeds are ex-pected to be used to repay debt and fund expansion of the mid-merit electric generation business (which is discussed under "Mid-Merit Electric Genera-tion"). Under certain circumstances, the Outstanding Atlantic Utility Fraction may be adjusted. Due to the aforementioned factors, past results are not an indication of future business prospects or financial results of the AUG.

DIVIDENDS ON CLASS A COMMON STOCK

  Conectiv's Board of Directors intends that the quarterly dividend on shares of Class A common stock will remain $0.80 per share ($3.20 annualized rate) until March 31, 2001 (the "Initial Period"), subject to declaration by Conectiv's Board of Directors and the obligations of Conectiv's Board of Di-rectors to consider the financial condition and regulatory environment of Conectiv and the results of its operations; and also subject to the limita-tions under applicable law and the provisions of Conectiv's Restated Certifi-cate of Incorporation.

  As disclosed at the time of the 1998 Merger, Conectiv intends, following the Initial Period, subject to declaration by Conectiv's Board of Directors and the obligation of the Board of Directors to consider the financial condition and regulatory environment of Conectiv and the results of its operations, to pay annual dividends on the Class A common stock at a rate equal to 90% of annualized earnings of the Class A common stock (taking into account the notional fixed charge of $40 million per year in accordance with Conectiv's Restated Certificate of Incorporation). Notwithstanding Conectiv's intention with respect to dividends on the Class A common stock following the Initial Period, if and to the extent that the annual dividends paid on the Class A common stock during the Initial Period exceed the earnings that were applica-ble to the Class A common stock during the Initial Period, Conectiv's Board of Directors may consider such fact in determining the appropriate annual divi-dend rate on the Class A common stock following the Initial Period. Management expects that during the Initial Period the earnings applicable to Class A com-mon stock will be less than the dividends on the Class A common stock. Divi-dends declared per share of Class A common stock were $3.20 for 2000, $3.20 for 1999 and $3.20 for 1998. In comparison, earnings excluding special charges (discussed in Note 6 to the Consolidated Financial Statements) and the ex-traordinary item which were applicable to Class A common stock were $1.06 for 2000, $1.44 for 1999 and $1.82 for 1998.

  As discussed in Note 5 to the Consolidated Financial Statements, after March 31, 2001 and during the period the Conectiv/Pepco Merger Agreement is in ef-fect, dividends on Conectiv Class A common stock may be paid at an annual rate up to 90% of annualized earnings of Class A common stock.

ELECTRIC UTILITY INDUSTRY RESTRUCTURING

  During the latter half of 1999, as discussed in Notes 1, 7, 10, and 17 to the Consolidated Financial Statements, the NJBPU issued a Summary Order to ACE, and the Delaware Public Service Commission (DPSC) and Maryland Public Service Commission (MPSC) issued orders to DPL, concerning restructuring the electricity supply businesses of ACE and DPL, respectively. Based on these or-ders, ACE and DPL determined that the requirements of SFAS No. 71 no longer applied to their electricity supply businesses as of August 1, 1999 and

September 30, 1999, respectively. As a result, ACE and DPL discontinued apply-ing SFAS No. 71 and applied the requirements of SFAS No. 101, "Regulated En-terprises--Accounting for the Discontinuation of Application of FASB Statement No. 71" (SFAS No. 101) and Emerging Issues Task Force (EITF) Issue No. 97-4, "Deregulation of the Pricing of Electricity-- Issues Related to the Applica-tion of FASB Statements No. 71 and No. 101" (EITF 97-4), which among other things, resulted in an extraordinary charge to earnings of $311.7 million, net of $188.3 million of income taxes.

Implementation Dates

  The table below shows when DPL's Delaware and Maryland and ACE's New Jersey retail electric customers could first elect to choose an alternative electric-ity supplier. DPL has proposed to the Virginia State Corporation Commission
(VSCC) to offer all of its Virginia retail customers the option of choosing an alternative electricity supplier beginning on January 1, 2002. Revenues from regulated retail electricity sales in Virginia represented approximately 1.7% of Conectiv's regulated retail electric and gas revenues for 2000.

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

Revenue Reductions

  Pursuant to the electric utility restructuring orders issued by the NJBPU, DPSC, and MPSC, electric rate decreases became effective on the dates shown in the table below.

                                        Estimated Annualized
State                                     Revenue Decrease       Effective Date
-----                                 -------------------------  ---------------
New Jersey........................... $50.0 million, or 5%       August 1, 1999
New Jersey........................... $10.0 million, or 1%       January 1, 2000
New Jersey........................... $10.0 million, or 1% (1)   January 1, 2001
Delaware............................. $17.5 million, or 7.5% (2) October 1, 1999
Maryland............................. $12.5 million, or 7.5% (2) July 1, 2000

--------
(1) In addition, by August 1, 2002, rates must be ten percent lower than the rates that were in effect April 30, 1997. This rate decrease is expected to result in an additional $30 million revenue reduction.
(2) Represents a 7.5% reduction in residential rates, which are held constant for four years. Non-residential rates are held constant for three years.

Regulatory Implications on Sales of Electric Generating Plants

  Under the restructuring orders issued by the DPSC and MPSC, DPL's Delaware and Maryland retail electric rates will not be changed in the event DPL sells or transfers generating assets. Based on the terms of the restructuring orders and agreements for the sale of certain electric generating plants, management expects to recognize a net gain in earnings when the sales of certain electric generating plants are completed. There can be no assurances, however, that the sales of the electric generating plants will be completed pursuant to the agreements, or that any gain will be realized from such sales of electric gen-erating plants.

  Except for the Deepwater plant (185 megawatts of capacity), any gain or loss realized upon the sale of electric generating plants of ACE that are subject to the agreements discussed below under "Agreements for the Sales of Electric Generating Plants" will affect the amount of ACE's recoverable stranded costs, due to the terms of the Summary Order. Accordingly, any gain or loss realized by ACE on the sale of these plants would not affect future earnings. Any loss on a sale by July 31, 2002, of the Deepwater plant, or the combustion turbines formerly owned by ACE before the transfer to CAG, cannot be recovered from ACE's customers. The agreements for the sale of electric generating units include the sale of the Deepwater plant at a loss, which was recorded in the fourth quarter of 1999 as an extraordinary item.

Stranded Cost Recovery and Securitization

  Stranded costs are the uneconomic portion of assets and long-term contracts that resulted from electric utility industry restructuring. The NJBPU's Sum-mary Order provides ACE the opportunity to recover 100% of the net stranded costs related to certain generation units to be divested and the stranded costs associated with power purchased from non-utility generators (NUGs). The Summary Order, in conjunction with the New Jersey Act, also permits securitization of stranded costs through the issuance of transition bonds in the amount of the after-tax stranded cost recovery approved by the NJBPU. Man-agement expects the transition bonds will be issued after completion of the sale of the electric generating units of ACE. The ability to issue transition bonds would depend not only upon approval of the NJBPU, but also on the condi-tions in the relevant capital markets at the times of the offerings. Proceeds from the transition bonds may be used to refinance ACE's debt and preferred securities, finance the restructuring of purchased power contracts, or other-wise reduce costs in order to decrease regulated electricity rates. Amounts designed to repay the principal of and interest on the transition bonds will be collected from customers through a transition bond charge. The income tax expense associated with the revenues from transition bond charges will be col-lected from customers through a separate market transition charge. As of De-cember 31, 2000, the balance for ACE's pre-tax recoverable stranded costs was approximately $959 million, which includes the stranded costs estimated and recorded as a result of discontinuing the application of SFAS No. 71 during 1999 and the $228.5 million payment in December 1999 to terminate a NUG con-tract (see "Termination and Restructuring of Purchased Power Contracts" be-low). ACE's amount of recoverable stranded costs remains subject to adjustment based on the actual gains and losses realized on the sale of certain electric generating plants, additional buyouts or buydowns of NUG contracts, the NJBPU's final restructuring order, and the final amount determined to be re-coverable through customer rates under the New Jersey Act.

  Based on the DPSC and MPSC restructuring orders, DPL recorded recoverable stranded costs in the third quarter of 1999, which had a pre-tax balance of approximately $29 million as of December 31, 2000. Although only partial stranded cost recovery was provided for by the restructuring orders of the DPSC and MPSC, any gain that may be realized on the sale of the electric gen-erating units that were owned by DPL at the time of deregulation will increase future earnings.

Basic Generation Service

  Through July 31, 2002, under New Jersey's Basic Generation Service (BGS), ACE is obligated to supply electricity to customers who do not choose an al-ternative electricity supplier. In accordance with the Summary Order, ACE sup-plies the BGS load requirement primarily with power purchased under its NUG contracts and the output generated by certain units to be sold. To replace the output of the generating units to be sold, ACE plans to increase the amount of power it purchases to supply the BGS load. ACE intends to manage BGS supply requirements (net of sources otherwise available to it at any particular time) through the use of a portfolio approach, including the use of competitive bid-ding. ACE's customer rates are designed to recover the costs of providing BGS service, including above-market portions of NUG power. As a result, ACE recog-nizes revenues for BGS service equal to the related costs incurred. Any dif-ference between such revenues and costs results in a related adjustment to "Deferred energy supply costs." ACE's customer rates are to be adjusted for any deferred balance remaining after the initial four-year transition period ends July 31, 2003. ACE's recovery of BGS supply costs is subject to review by the NJBPU.

Default Service

  DPL is obligated to supply electricity to customers who do not choose an al-ternative electricity supplier for three years for non-residential customers and four years for residential customers during the transition periods that began on October 1, 1999, in Delaware and July 1, 2000, in Maryland. Dif-ferences between DPL's actual energy costs and the related amounts included in customer rates began affecting Conectiv's earnings as of October 1, 1999, for DPL's Delaware business and July 1, 2000, for DPL's Maryland business.

Shopping Credits

  Customers who choose an alternative electricity supplier receive a credit to their bill, or a shopping credit, which generally represents the cost of elec-tricity supply and transmission service.

Termination and Restructuring of Purchased Power Contracts

  On November 10, 1999, the NJBPU issued an order approving termination of a contract under which ACE had purchased energy and 116 megawatts (MW) of capac-ity from a NUG partnership (Pedricktown Co-generation Limited Partnership, or "Pedricktown"), which is owned 50% by other Conectiv subsidiaries. The NJBPU order provided that ACE is entitled to recover from customers the contract termination payment of $228.5 million, transaction costs, and interim financ-ing costs. The NJBPU order also found that the contract termination payment and related transaction costs are eligible for long-term financing through the issuance of transition bonds. On December 28, 1999, ACE paid $228.5 million to terminate the contract and borrowed funds to finance the contract termination payment (as discussed in Note 21 to the Consolidated Financial Statements). The contract termination payment and related costs are included in "Recover-able Stranded Costs" on the Consolidated Balance Sheets. ACE's customer rates were reduced by about 1% (approximately $10 million of revenues on an annualized basis) effective January 1, 2000 as a result of the net savings from the contract termination.

  On December 6, 2000, the NJBPU approved ACE's payment on January 22, 2001 of $3.45 million in connection with restructuring ACE's purchased power contract with a NUG, American Ref-Fuel Company of Delaware Valley, L.P.

  Management anticipates that securitization will ultimately be used to fi-nance the stranded costs associated with the buyout or buydown of ACE's NUG contracts.

  On December 28, 1999, the Conectiv subsidiaries that own 50% of the Pedricktown NUG partnership with which ACE terminated its contract received an $82.2 million distribution from Pedricktown. The distribution was primarily the result of a gain realized by Pedricktown from the contract termination; the Conectiv subsidiaries' share of the gain was estimated at $75.0 million as of December 31, 2000 and $70.8 million as of December 31, 1999. Conectiv's subsidiaries share of the gain is deferred in Conectiv's Consolidated Balance Sheets and classified under "Deferred Credits and Other Liabilities." The de-ferred gain is expected to be either (a) amortized to income over the period revenues are collected from ACE's customers to repay the transition bonds ex-pected to be issued to recover the contract termination payment, or (b) recog-nized in income if the Conectiv subsidiaries no longer hold an ownership in-terest in Pedricktown.

MID-MERIT ELECTRIC GENERATION

  Conectiv is changing the types of electric generating plants it owns in con-junction with implementing its asset-backed, "merchant" strategy focusing on "mid-merit" electric generating plants. Mid-merit electric generating plants can quickly increase or decrease their kWh output level on an economic basis. Mid-merit plants typically have relatively low fixed operating and maintenance costs and also can use different types of fuel. These plants are generally op-erated during times when demand for electricity rises and prices are higher. In contrast, baseload electric generating plants run almost continuously to supply the base level of demand for electricity, or the minimum demand level which generally always exists on an electrical system. Management expects that mid-merit electric generating plants will be more profitable and provide higher returns on invested capital than baseload electric generating plants. As discussed below, DPL sold its ownership interests in baseload nuclear elec-tric generating plants on December 29, 2000, and the ownership interests of Conectiv subsidiaries in other baseload electric generating plants are ex-pected to be sold during 2001, pursuant to existing agreements.

  As a result of electric utility industry restructuring orders issued in 1999, deregulated operation of the electric generating plants owned by Conectiv subsidiaries was phased in from August 1, 1999 to July 1, 2000. As of July 1, 2000, approximately 79% of Conectiv's electric generating capacity was being operated on a deregulated basis and the remaining 21% was dedicated to supplying BGS customers, in accordance with the terms of the Summary Order is-sued by the NJBPU.

  Conectiv plans to add to its mid-merit electric generating plants by build-ing combined cycle units, which are constructed with combustion turbines, waste heat recovery boilers and a steam turbine. On September 21, 2000, Conectiv announced that it had ordered 21 combustion turbine units, which, with additional equipment, could be configured into 8 combined cycle plants. Each combined cycle plant would have approximately 550 MW of capacity, al-lowing Conectiv to add up to 4,400 MW of electric generating capacity, repre-senting a potential total investment of about $2.6 billion. Under an acceler-ated schedule, construction would occur in phases and would be completed by the end of 2004. Conectiv is actively working on developing sites for combined cycle plants within the region of the PJM Interconnection, L.L.C. (PJM).

  The three new combustion turbines planned for the Hay Road site are expected to be operational during the summer of 2001 (adding 330 MW of capacity). The waste heat recovery boiler and steam turbine needed for the new combined cycle operation at Hay Road are expected to be completed by the third quarter of 2002 (resulting in 550 MW of total capacity for the combined cycle plant).

  The number of combined cycle plants ultimately built under Conectiv's mid-merit construction program and the timing of construction will depend on vari-ous factors including the following: growth in demand for electricity; con-struction of generating units by competitors; fuel prices; availability of suitable financing; possible construction delays; and the timing and ability to obtain required permits and licenses. The level of the construction program could also potentially be affected by the planned acquisition of Conectiv by Pepco. Conectiv has made progress payments on the 21 combustion turbines that have been ordered. However, Conectiv's Board of Directors has thus far ap-proved construction of 2 combined cycle plants, for which only 6 combustion turbines would be needed. Should Conectiv choose not to build all 8 combined cycle plants, then Conectiv would attempt to sell its related investment in such combustion turbines and development sites. The ability to find a buyer and the amount of the proceeds from such a sale would be determined by market conditions. Through January 31, 2001, Conectiv had made $49 million in pro-gress payments on the 15 combustion turbines needed to build up to 6 combined cycle plants in addition to the 2 combined cycle plants currently approved by the Board of Directors.

AGREEMENTS FOR THE SALES OF ELECTRIC GENERATING PLANTS

  As discussed below, DPL and ACE have entered into agreements for the sale of their respective ownership interests in non-strategic baseload fossil fuel-fired electric generating plants and ACE has executed agreements for the sale of its ownership interests in nuclear electric generating plants. Excluding the ownership interests of DPL in nuclear electric generating plants that were sold on December 29, 2000, the plants that are subject to sales agreements had a net book value of $423.2 million and aggregate capacity of 2,203.5 MW as of December 31, 2000.

  On September 30, 1999, Conectiv announced that DPL and ACE reached agree-ments to sell their ownership interests in nuclear plants to PSEG Power LLC (a subsidiary of Public Service Enterprise Group Incorporated) and PECO Energy Company (PECO). Pursuant to the agreements, DPL sold its 7.51% (164 MW) inter-est in Peach Bottom and 7.41% (167 MW) interest in Salem on December 29, 2000 and the related nuclear fuel for approximately $32 million. DPL used approxi-mately $26 million of the proceeds to repay the lease obligation related to the nuclear fuel. In accordance with the sales agreements, DPL transferred its decommissioning trust funds and related obligation for decommissioning the plants to the purchasers. Completion of these sales resulted in a gain of $16.6 million before income taxes ($12.8 million after income taxes, or $0.15 per share of Conectiv common stock). The pre-tax gain primarily resulted from the reversal of previously accrued liabilities associated with the nuclear plants and is classified as a reduction of operating expenses in the 2000 Con-solidated Statement of Income. ACE's interests in the nuclear units that are subject to the sales agreements had a $14.5 million net book value as of December 31, 2000 and in-clude a 7.51% (164 MW) interest in Peach Bottom, a 7.41% interest (167 MW) in Salem and a 5.0% interest (52 MW) in Hope Creek. The agreements for the sale of ACE's interests in the nuclear plants provide for (a) a sales price of ap-proximately $11 million plus the net book value of the interests of ACE in nu-clear fuel on-hand as of the closing date and (b) the transfer of ACE's nu-clear decommissioning funds and related obligation for decommissioning the plants to the purchasers upon completion of the sales.

  On January 19, 2000, Conectiv announced that DPL and ACE reached agreements to sell certain wholly and jointly owned fossil fuel-fired units to NRG Ener-gy, Inc. (NRG), a subsidiary of Northern States Power Company, for $800 mil-lion. The units to be sold to NRG have a total capacity of 1,820.5 MW, and had a net book value of $408.7 million as of December 31, 2000. Management expects the proceeds from the planned sales of the electric generating plants will be used to repay debt and to fund expansion of the mid-merit generation business. The terms of DPL's agreement with NRG provide for DPL to purchase from NRG 500 megawatt-hours of firm electricity per hour from completion of the sale through December 31, 2005. Upon completion of the sales of the non-strategic baseload electric generating plants, DPL and ACE will purchase power to supply electricity to customers who do not choose alternative electricity suppliers. For information concerning long-term purchased power contracts, see Note 23 to the Consolidated Financial Statements.

  Consummation of the sales of the electric generating plants is subject to the receipt of required regulatory approvals. In addition, the agreements for the sales of the electric generating plants contemplated that the sales of the plants of ACE and DPL would occur simultaneously. Appeals related to the NJBPU's final order concerning restructuring the electricity supply business of Public Service Electric and Gas Company (PSE&G) and recent electricity shortages and price increases in California have resulted in delays in the is-suance of required regulatory approvals, the NJBPU's final order concerning restructuring the electricity supply business of ACE, and the closings of the sales of the electric generating units. Effective October 3, 2000, the agree-ments relating to the sale of the nuclear plants were amended to, among other things, permit separate closings of the sales of the ACE and DPL interests in the nuclear plants. DPL's ownership interests in the nuclear electric generat-ing plants were sold on December 29, 2000, as discussed above. On December 6, 2000, the New Jersey Supreme Court affirmed the judgment of the New Jersey Su-perior Court Appellate Division, which had previously upheld the NJBPU's final order concerning the PSE&G restructuring. Management currently expects the sales of ACE's nuclear and fossil, and DPL's fossil, electric generating plants to take place during 2001. However, management cannot predict the tim-ing of the issuance of required NJBPU approvals, the timing or outcome of ap-peals, if any, of such approvals, the effect of any of the foregoing on the ability of ACE or DPL to consummate the sales of various electric generating plants or the impact of any of the foregoing on ACE's ability to recover or securitize any related stranded costs.

  Based on the terms of the restructuring orders and the sales agreements with NRG, management expects to recognize a net gain in earnings when DPL completes the sale of its electric generating plants. There can be no assurances, howev-er, that the sales of the electric generating plants will be completed pursu-ant to the agreements, or that any gain will be realized from such sales of electric generating plants. As of December 31, 2000, approximately $20 million of costs associated with selling the electric generating plants had been de-ferred as an adjustment to the expected future gain or loss on the sales. In the event the sales are not completed, these costs would be expensed.

OPERATING REVENUES

Electric Revenues

                                                       2000     1999     1998
                                                     -------- -------- --------
                                                       (Dollars in millions)
   Regulated electric revenues...................... $2,000.3 $2,150.1 $1,918.2
   Non-regulated electric revenues..................    906.0    309.9    285.5
                                                     -------- -------- --------
   Total electric revenues.......................... $2,906.3 $2,460.0 $2,203.7
                                                     ======== ======== ========

  The table above shows the amounts of electric revenues earned that are sub-ject to price regulation (regulated) and that are not subject to price regula-tion (non-regulated). "Regulated electric revenues" include revenues for de-livery (transmission and distribution) service and electricity supply service within the service areas of DPL and ACE.

Regulated Electric Revenues

  In 2000, "Regulated electric revenues" decreased by $149.8 million to $2,000.3 million, from $2,150.1 million for 1999. In 1999, "Regulated electric revenues" increased by $231.9 million to $2,150.1 million, from $1,918.2 mil-lion in 1998. Details of the variances in "Regulated electric revenues" are shown below.

                                                      Increase (Decrease) in
                                                    Regulated Electric Revenues
                                                    ---------------------------
                                                    2000 compared 1999 compared
                                                       to 1999       to 1998
                                                    ------------- -------------
                                                       (Dollars in millions)
   Customers choosing alternative electricity
    suppliers.....................................     $(164.0)      $ (7.5)
   Decrease in retail rates due to electric
    utility industry restructuring, the 1998
    Merger, and other.............................       (58.9)       (27.6)
   Variance in volumes of interchange and resale
    sales.........................................        33.3         14.6
   Revenue adjustment related to BGS cost
    recovery......................................         0.3         17.2
   Two additional months of revenues for ACE *....          --        163.5
   Retail sales volume, sales mix, and all other..        39.5         71.7
                                                       -------       ------
                                                       $(149.8)      $231.9
                                                       =======       ======

--------
* As a result of the purchase method of accounting and a date of March 1, 1998 for the 1998 Merger, there are two additional months of ACE's revenues in 1999 compared to 1998.

  As discussed above under "Electric Utility Industry Restructuring," the op-tion of choosing an alternative electricity supplier: (a) became effective Au-gust 1, 1999 for ACE's customers; (b) was phased-in from October 1, 1999 to October 1, 2000 for DPL's Delaware customers; and (c) became effective July 1, 2000 for DPL's Maryland customers. Power Delivery customers representing ap-proximately 6% of the combined peak loads of DPL and ACE were purchasing elec-tricity from suppliers other than Conectiv as of December 31, 2000.

  Regulated retail electricity delivery sales increased by approximately 3% in 2000 and in 1999. Since average customer rates are higher during the summer, sales variances caused by summer weather have a more significant revenue im-pact than changes in sales at other times of the year. Summer weather was hot-ter in 1999 than in 1998 and in 2000; as a result, the positive revenue asso-ciated with sales for 1999 compared to 1998 was greater than the positive rev-enue variance for 2000 compared to 1999.

Non-regulated Electric Revenues

  "Non-regulated electric revenues" result primarily from electricity trading activities, bulk sales of electricity including sales of output from deregu-lated electric generating plants, and competitive retail sales (the supply of electricity and gas in deregulated retail markets). For 2000, electricity trading and strategic generation electricity sales each provided about 40% of "non-regulated electric revenues," and the remaining approximate 20% of "non-regulated electric revenues" was earned from competitive retail sales.

  Customers representing approximately 3% of the combined peak loads of DPL and ACE were purchasing electricity marketed by "Conectiv Energy" (the trade name under which Conectiv subsidiaries market competitive retail and wholesale energy) as of December 31, 2000. Conectiv is in the process of terminating its competitive retail energy business. Revenues from the competitive retail sales by Conectiv Energy are included in "non-regulated electric revenues."

  As discussed in Note 12 to the Consolidated Financial Statements, the net pre-tax gains or gross margin (revenues less related purchased power costs) from electricity trading activities were $12.5 million in 2000, $6.0 million in 1999, and $11.4 million in 1998. The gross margin as a percentage of reve-nues (gross margin percentage) from electricity trading activities is gener-ally lower than the gross margin percentage for electric generation and deliv-ery activities. Thus, as Conectiv's electricity trading program has grown over the past several years, Conectiv's gross margin percentage on total electric revenues has decreased.

  In 2000, "Non-regulated electric revenues" increased by $596.1 million to $906.0 million, from $309.9 million for 1999. This revenue increase resulted from higher wholesale sales of electricity generated by deregulated power plants, increased volumes of electricity traded, and higher competitive retail electricity sales. A significant portion of the revenue increase is due to the timing of the deregulation of the electric generating plants. Since DPL's electric generating plants were deregulated October 1, 1999 in Delaware and July 1, 2000 in Maryland, the operations of the DPL electric generating plants for the first nine months of 1999 did not result in any non-regulated electric revenues. Similarly, since certain electric generating plants of ACE began to operate on a deregulated basis effective August 1, 1999, only five months of electricity sales from these plants were included in non-regulated electric revenues for 1999.

  In 1999, "Non-regulated electric revenues" increased by $24.4 million to $309.9 million, from $285.5 million for 1998. The $24.4 million increase was mainly due to higher bulk sales of electricity, including sales of the output of the power plants deregulated during the latter half of 1999, partially off-set by lower electricity trading volumes. Higher competitive retail electric-ity sales in Pennsylvania and revenues from ACE's deregulated electric gener-ating units also contributed to the increase.

Gas Revenues

                                                           2000    1999   1998
                                                         -------- ------ ------
                                                         (Dollars in millions)
   Regulated gas revenues............................... $  112.3 $115.9 $106.7
   Non-regulated gas revenues...........................  1,417.5  700.3  428.4
                                                         -------- ------ ------
   Total gas revenues................................... $1,529.8 $816.2 $535.1
                                                         ======== ====== ======

  DPL earns gas revenues from on-system natural gas sales, which generally are subject to price regulation, and from the transportation of natural gas for customers. Conectiv subsidiaries also trade and sell natural gas in transac-tions that are not subject to price regulation. The table above shows the amounts of gas revenues earned from sources that were subject to price regula-tion (regulated) and that were not subject to price regulation (non-regulat-ed).

  For 2000, "Regulated gas revenues" decreased $3.6 million primarily because some commercial and industrial customers elected to buy gas from alternative suppliers. Since DPL's gross margin from supplying regulated gas customers is insignificant, the effect of the revenue decrease on pre-tax profits was mini-mal. For 1999, "Regulated gas revenues" increased $9.2 million mainly due to colder winter weather, which caused an increase in residential customers' gas usage levels for home heating.

  "Non-regulated gas revenues" increased by $717.2 million in 2000 and $271.9 million in 1999, primarily due to higher volumes of natural gas traded. In 2000, significantly higher natural gas prices also contributed to the revenue increase. Revenues from competitive retail gas sales were also higher; howev-er, Conectiv Energy is phasing-out its competitive retail gas business. As discussed in Note 12 to the Consolidated Financial Statements, the net pre-tax gains or gross margin (revenues less related purchased gas costs) from gas trading activities were $19.7 million in 2000, $5.0 million in 1999, and in-significant in 1998. The gross margin as a percentage of revenues (gross mar-gin percentage) from gas trading activities is generally lower than the gross margin percentage for regulated gas delivery services. Thus, as Conectiv's gas trading program has grown over the past several years, Conectiv's gross margin percentage on total gas revenues has decreased.

Other Services Revenues

  Other services revenues were comprised of the following:

                                                            2000   1999   1998
                                                           ------ ------ ------
                                                               (Dollars in
                                                                millions)
   Petroleum sales and trading............................ $338.5 $201.4 $140.6
   HVAC...................................................   89.6  134.9   94.9
   Telecommunications.....................................   56.1   36.2   10.6
   Operation of power plants..............................   53.6   32.8   26.0
   Thermal systems........................................   27.4   26.1   22.0
   Other..................................................   27.8   37.3   38.7
                                                           ------ ------ ------
     Total................................................ $593.0 $468.7 $332.8
                                                           ====== ====== ======

  Other services revenues increased $124.3 million for 2000 compared to 1999, primarily due to a $137.1 million increase attributed to higher volumes and market prices for petroleum sold and traded. The pre-tax gains (revenues less commodity costs) from petroleum trading activities were $6.6 million in 2000 and $1.3 million in 1999. Other significant revenue variances for 2000 in-cluded a $20.8 million increase from the operation of additional power plants for others, a $19.9 million increase in revenue from growth of CCI's telecom-munications business, and a $45.3 million decrease in HVAC revenues, which re-sulted from the sale of that business during mid- to late-2000. CCI's revenue growth is expected to slow as CCI shifts its focus to cost containment while Conectiv continues to evaluate its partnering or other options for CCI.

  Other services revenues for 1999 compared to 1998 increased $135.9 million primarily due to an additional three months of revenues from a business ac-quired by Conectiv in March 1998 which sells and trades petroleum, acquisi-tions of HVAC service businesses, and expansion of CCI's telecommunications business.

OPERATING EXPENSES

Electric Fuel and Purchased Energy and Capacity

  For 2000 compared to 1999, "Electric fuel and purchased energy and capacity" increased $444.8 million mainly due to more purchased energy for expanded trading activities and supplying demand within the service areas of ACE and DPL that were previously supplied by electric generating plants, which are now deregulated and selling their output in the open market. The increases were mitigated by lower costs due to termination of the Pedricktown purchased power contract in the fourth quarter of 1999 and lower capacity costs due to discon-tinuance of SFAS No. 71 for the electricity supply business.

  "Electric fuel and purchased energy and capacity" increased $110.3 million in 1999 mainly due to expenses associated with the additional two months of ACE's operations included in the 1999 operating results compared to 1998.

Gas Purchased

  Gas purchased increased by $690.9 million for 2000 mainly due to higher vol-umes of non-regulated natural gas trading activities and higher natural gas prices, partly offset by lower volumes of gas supplied under regulated tariffs to commercial and industrial customers in DPL's service area. In 1999, gas purchased increased $268.6 million primarily due to larger volumes of gas pur-chased for resale off-system.

Other Services' Cost of Sales

  For 2000 compared to 1999, other services' cost of sales increased by $129.7 million, primarily due to higher volumes and market prices of petroleum pur-chased for resale. The variance also reflects increases associ-ated with higher volumes of power plant operation and telecommunication serv-ices provided, and decreases from the sale of HVAC divisions. In 1999, other services' cost of sales increased by $111.6 million principally due to in-creased volumes of petroleum sold and higher volumes of HVAC services provid-ed.

Special Charges

  In 2000, special charges of $25.2 million before income taxes ($23.4 million after income taxes or $0.28 per share of common stock) resulted from losses on sales of the HVAC business and two CTS projects. Proceeds of $56 million have been received from the sales of these businesses, which had total assets of $79 million at the time of sale.

  In 1999, special charges of $105.6 million before taxes were recorded pri-marily for impairments of assets, including a $43.7 million write-down of in-vestments in leveraged leases and a $35.6 million write-down of goodwill asso-ciated with HVAC businesses. The remaining $26.3 million of special charges were mainly for employee separation costs and costs related to the 1998 Merg-er. The 1999 special charges decreased net income $71.6 million, earnings per share of Conectiv common stock by $0.75 and earnings per share of Conectiv Class A common stock by $0.30.

  Conectiv's operating results for 1998 include special charges of $27.7 mil-lion before taxes ($16.8 million after taxes, or $0.18 per share of Conectiv common stock) for the cost of DPL employee separations associated with the 1998 Merger-related workforce reduction and other 1998 Merger-related costs. The 1998 employee separation, relocation, and other 1998 Merger-related costs for Atlantic and its former subsidiaries were capitalized as costs of the 1998 Merger.

  For additional information concerning special charges, see Note 6 to the Consolidated Financial Statements.

Gain on Sale of Interest in Nuclear Plants

  For information concerning the gain in 2000 on the sale of the ownership in-terests of DPL in nuclear electric generating plants, see the discussion above under "Agreements for the Sales of Electric Generating Plants."

Operation and Maintenance Expenses

  For 2000 compared to 1999, operation and maintenance expenses decreased by $7.3 million primarily due to lower costs of pension and other postretirement benefits and a decrease from the sale of the HVAC business, partly offset by higher operating expenses for electric generating plants and the telecommuni-cations business.

  After excluding the $35.5 million of operation and maintenance expenses at-tributed to the two additional months of ACE's operations included in 1999 op-erating results compared to 1998, operation and maintenance expenses increased by $67.0 million in 1999. This increase was attributed to increased costs as-sociated with operating and expanding the telecommunications business, operat-ing electric generating plants, and customer care services for the Power De-livery business.

Depreciation and Amortization

  Depreciation and amortization expenses decreased $11.3 million in 2000 mainly due to the write-downs in the third and fourth quarters of 1999 of the electric generating plants in connection with restructuring the electric util-ity industry in Delaware, Maryland, and New Jersey. Depreciation of capital improvements to the electric transmission and distribution systems placed in-service during 2000, depreciation of a larger telecommunications system asset base, and increased amortization of "Recoverable stranded costs" partly offset the decrease from lower depreciation expense for power plants.

  After excluding the two additional months of operating results of ACE and other former Atlantic-owned businesses included in 1999 operating results com-pared to 1998, depreciation and amortization expense increased

$10.8 million in 1999. This increase was primarily due to depreciation of new computer networks and other shared infrastructure assets, as well as increased depreciation for the telecommunications and HVAC businesses.

Taxes Other Than Income Taxes

  "Taxes other than income taxes" decreased $7.8 million for 2000 compared to 1999 mainly due to a decrease in New Jersey's transitional energy facility as-sessment, which is being phased out over a five-year period that ends December 31, 2003. The $13.7 million increase in "taxes other than income taxes" for 1999 was principally due to the inclusion of two additional months of operat-ing results of ACE and other former Atlantic-owned businesses in 1999 compared to 1998.

OTHER INCOME

  Other income for 2000 decreased $21.4 million from 1999 primarily due to a $21.8 million decrease in Conectiv's equity in earnings of the EnerTech funds, as discussed above under "Common Stock Earnings Summary." Additional other in-come from higher equity in earnings of a non-utility generation joint venture and a gain on the sale of an investment in a leveraged lease was offset by the write-down of marketable securities, losses on an investment in an Internet start-up project, prior year income from implementation of mark-to-market ac-counting for energy trading activities, and other items.

  Other income for 1999 increased $34.0 million from 1998 due to the following items: (a) a $42.1 million increase from the 1999 equity in earnings of the EnerTech funds; (b) a $17.7 million decrease due to the 1998 equity in earn-ings of a non-utility generation joint venture; and (c) a $9.6 million in-crease due to the 1998 write-off of a non-utility investment, 1999 interest income related to a successful tax appeal, two additional months of ACE's op-erating results in 1999, and implementation of mark-to-market accounting for energy trading activities in January 1999.

FINANCING COSTS

  Financing costs reflected in the Consolidated Statements of Income include interest expense and preferred stock dividend requirements of subsidiaries.

  In 2000, financing costs increased $35.9 million from 1999 mainly due to ad-ditional interest expense on borrowings to finance repurchases of Conectiv common stock, the $228.5 million payment in December 1999 for termination of the Pedricktown purchased power contract, and the operations of CCI and other non-utility subsidiaries. Higher short-term interest rates also contributed to the increases in financing costs.

  After excluding the financing costs from the two additional months of oper-ating results of ACE and other former Atlantic-owned businesses included in 1999 operating results compared to 1998, financing costs increased $21.2 mil-lion in 1999. This increase was mainly due to additional interest expense on borrowings to finance repurchases of common stock and the operation of non-utility businesses.

INCOME TAXES

  The effective income tax rate on "Income Before Income Taxes and Extraordi-nary Item" was higher in 1999 than in 2000 and 1998 primarily due to the write-off of goodwill (as discussed in Note 6 to the Consolidated Financial Statements), which was only partly deductible for income tax purposes, and higher state income tax expenses. See Note 3 to the Consolidated Financial Statements for a reconciliation of the amount computed by multiplying "income before income taxes and extraordinary item" by the federal statutory rate to income tax expense on operations.

NEW ACCOUNTING STANDARD

  Conectiv implemented the provisions of SFAS No. 133, "Accounting for Deriva-tive Instruments and Hedging Activities" (SFAS No. 133), as amended, effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires all derivative instruments, within the scope of the statement, to be recognized as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges, un-der SFAS No. 133, are recognized in earnings. The gain or loss on a derivative that hedges exposure to variable cash flow of a forecasted transaction is ini-tially recorded in other comprehensive income (a separate component of common stockholders' equity) and is subsequently reclassified into earnings when the forecasted transaction occurs. Changes in the fair value of other hedging de-rivatives result in a change in the value of the asset, liability, or firm commitment being hedged, to the extent the hedge is effective. Any ineffective portion of a hedge is recognized in earnings immediately.

  The initial impact on Conectiv's financial statements of adopting SFAS No. 133 effective January 1, 2001 included the following: (a) recognition of $43.8 million of assets and $38.0 million of liabilities for the fair value of cer-tain contracts which are classified as derivatives under SFAS No. 133; (b) derecognition (or elimination) of $0.2 million of deferred credits and $3.1 million of current assets associated with deferred gains and losses from hedg-ing derivatives; and (c) a "cumulative effect" type of adjustment, which was recorded as a $5.8 million pre-tax ($3.3 million after-tax) credit to other comprehensive income. During 2001, approximately $7.6 million before-taxes ($4.4 million after-taxes) of the cumulative effect adjustment recorded in other comprehensive income is expected to be reclassified to earnings. Subse-quent to initial adoption, SFAS No. 133 may cause increased volatility in Conectiv's earnings, revenues and common stockholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

General

  Conectiv's primary sources of capital are internally generated funds (net cash provided by operating activities less common dividends) and external financings. Additionally, restructuring the electric utility industry has cre-ated new opportunities for raising capital. As discussed under "Deregulated Generation and Power Plant Sales," Conectiv plans to sell electric generating units with 2,203.5 MW of capacity in 2001 for approximately $811 million, be-fore certain adjustments and selling expenses. As discussed under "Stranded Cost Recovery and Securitization," capital is also expected to be raised through the securitization of ACE's stranded costs, subsequent to ACE's appli-cation to the NJBPU for approval of such securitization. Capital requirements generally include construction expenditures for the electric and gas delivery businesses, construction expenditures for mid-merit and other electric gener-ating units, and repayment of debt and equity securities and capital lease ob-ligations.

  Conectiv's cash flows for 2000, 1999, and 1998 are summarized below.

                                                       Cash Provided/(Used)
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
                                                       (Dollars in Millions)
   Operating Activities.............................. $ 465.3  $ 310.2  $ 372.3
   Investing Activities..............................  (278.5)  (344.5)  (259.4)
   Financing Activities..............................  (119.5)    24.7    (82.4)
                                                      -------  -------  -------
   Net change in cash and cash equivalents........... $  67.3  $  (9.6) $  30.5
                                                      =======  =======  =======

Cash Flows From Operating Activities

  In 2000, cash flows from operating activities increased by $155.1 million to $465.3 million, from $310.2 million for 1999. In 1999, net cash provided by operating activities included a net $146.3 million net cash outflow related to termination of the Pedricktown NUG purchased power contract, comprised of the $228.5 million payment by ACE to terminate the contract and $82.2 million of cash received by the Conectiv subsidiaries with an ownership interest in Pedricktown. Excluding the impact of the Pedricktown contract termination, op-erating activities provided a net cash flow of $456.5 million in 1999 compared to $465.3 million in 2000. This

$8.8 million increase in cash flow for 2000 compared to 1999 reflects a $101.5 million increase due to lower income taxes paid (net of refunds), which was largely offset by higher interest expense payments, slower collection of ac-counts receivable caused by conversion to a new customer billing system in De-cember 1999, lower cash distributions from investments, and certain other items.

  Cash flows from operating activities for 1999, excluding the net impact of the Pedricktown contract termination, increased $84.2 million to $456.5 mil-lion, from $372.3 million in 1998. This increase was primarily due to $45 mil-lion of cash distributions received from the EnerTech funds in 1999 and two additional months of ACE's operations included in the consolidated 1999 finan-cial statements compared to the 1998 financial statements.

  Accounts receivable as of December 31, 2000 increased from the balance as of December 31, 1999 primarily due to higher natural gas and other energy trading activities, and slower collections of accounts receivable caused by conversion to a new customer billing system in December 1999. Increased energy trading activity was the primary reason for an increase in the balance of accounts payable as of December 31, 2000, compared to December 31, 1999.

Cash Flows From Investing Activities

  The most significant items included in cash flows from investing activities during 2000, 1999, and 1998 are summarized below.

                                                      Cash Provided/(Used)
                                                     -------------------------
                                                      2000     1999     1998
                                                     -------  -------  -------
                                                      (Dollars in Millions)
   Capital expenditures............................. $(390.5) $(320.4) $(224.8)
   Investments in partnerships......................   (11.8)   (23.6)   (28.6)
   Proceeds from sale of assets.....................   114.6       --      9.4
   All other investing cash flows, net..............     9.2     (0.5)   (15.4)
                                                     -------  -------  -------
   Net cash used by investing activities............ $(278.5) $(344.5) $(259.4)
                                                     =======  =======  =======

  Capital expenditures increased $70.1 million for 2000 to $390.5 million, from $320.4 million for 1999. This increase was primarily due to the capital requirements of Conectiv's mid-merit electric generation strategy, including construction expenditures for combustion turbines that are expected to be con-figured into combined cycle units. Upgrades of the electric transmission and distribution systems, which increased system reliability, also contributed to the increase in capital expenditures.

  Capital expenditures increased $95.6 million in 1999 primarily due to con-struction of a new customer service center, higher expenditures for computer networks, customer service systems, and other shared infrastructure assets, and expansion of CCI's telecommunications system.

  Investments in partnerships of $11.8 million for 2000 included the EnerTech funds and an investment in an Internet start-up business. Investments in part-nerships of $23.6 million in 1999 and $28.6 million in 1998 were primarily for funding investments in the EnerTech funds and construction of two jointly owned CTS projects, which were sold in 2000.

  The $114.6 million of proceeds from sale of assets for 2000 includes $56 million for the sales of the HVAC business and two jointly owned CTS projects, $32 million for the sale of DPL's ownership interests in nuclear electric gen-erating plants and the related nuclear fuel, and $26.6 million for various other asset sales. DPL used approximately $26 million of the proceeds from the sale of its ownership interests in nuclear electric generating plants to repay the lease obligation related to the nuclear fuel. Primarily due to repayment of DPL's nuclear fuel lease obligation in 2000, the cash used for "Principal portion of capital lease payments" (classified within cash flows from financing activities) increased in 2000. The sale of DPL's owner-ship interests in nuclear electric generating plants also resulted in the transfer of nuclear decommissioning funds to the purchasers, which was the primary reason for the decrease in the balance of "Funds held by trustee" from $173.3 million as of December 31, 1999, to $122.4 million as of December 31, 2000.

Cash Flows From Financing Activities

  Common dividend payments were $92.0 million in 2000, $135.1 million in 1999, and $154.1 million in 1998. The decrease in common dividends paid in 2000 and 1999 was due to lower common dividends declared per share of common stock ($0.88 in 2000, $1.045 in 1999, and $1.54 in 1998) and repurchases of common stock and Class A common stock.

  As a registered holding company under PUHCA, Conectiv is required to obtain SEC authorization for certain financing transactions. Under PUHCA, Conectiv may not pay dividends on the shares of common stock and Class A common stock from an accumulated deficit or paid-in-capital without SEC approval. In the first and second quarters of 2000, Conectiv had accumulated deficits and re-ceived SEC approval for the payment of quarterly dividends on shares of common stock and Class A common stock. PUHCA also prohibits Conectiv, the parent com-pany, from borrowing from its subsidiaries.

  Cash flows from financing activities that resulted from issuing, repurchas-ing, and redeeming and debt and equity securities of Conectiv and its subsidi-aries are summarized below for 2000, 1999, and 1998.

                                                Net Cash Provided/(Used)
                                             ---------------------------------
                                              Total    2000    1999     1998
                                             -------  ------  -------  -------
                                                 (Dollars in Millions)
   Common stock............................. $(458.0) $(54.5) $(390.3) $ (13.2)
   Long-term debt...........................   127.2   (51.0)   345.3   (167.1)
   Variable rate demand bonds...............    33.3      --     33.3       --
   Short-term debt..........................   616.3   129.8    203.6    282.9
   Preferred securities.....................    (8.8)     --       --     (8.8)
                                             -------  ------  -------  -------
                                             $ 310.0  $ 24.3  $ 191.9  $  93.8
                                             =======  ======  =======  =======

  As shown in the above table, during 2000-1998, cash was used for common stock and preferred stock financing activities in the amounts of $458.0 mil-lion and $8.8 million, respectively, and cash was provided by long-term debt, variable rate demand bonds, and short-term debt financing activities in the amounts of $127.2 million, $33.3 million, and $616.3 million, respectively.

  Most of the common stock financing activity during the three-year period re-sulted from a repurchase of stock in June of 1999, which reduced the number of shares of common stock and Class A common stock outstanding by 12.8 million and 0.8 million, respectively. Conectiv also repurchased shares of common stock under buyback programs during the three-year period. Repurchases of com-mon stock have generally been financed through the issuance of long- and short-term debt. As of December 31, 2000, 2,760,700 shares of common stock re-mained authorized for repurchase by the Board of Directors.

  Conectiv's capital structure including short-term debt and current maturi-ties of long-term debt, expressed as a percentage of total capitalization, is shown below as of December 31, 2000, and December 31, 1999.

                                                     December 31, December 31,
                                                         2000         1999
                                                     ------------ ------------
   Common stockholders' equity......................     26.2%        26.2%
   Preferred stock of subsidiaries..................      6.4%         6.6%
   Long-term debt and variable rate demand bonds....     49.2%        52.7%
   Short-term debt and current maturities of long-
    term debt.......................................     18.2%        14.5%

  Most of Conectiv's short-term borrowing occurs under two credit agreements. As of December 31, 2000, Conectiv (the holding company) had a $300 million credit agreement with a five-year term that expires in February 2003 and a $730 million credit agreement with a one-year term that expires in April 2001. Conectiv expects to renew the $730 million credit agreement. As of December 31, 2000, Conectiv's credit agreements required a ratio of total indebtedness to total capitalization of 70% or less and the ratio was 64%, computed in ac-cordance with the terms of the credit agreements. DPL has a $150 million re-volving credit facility that expires January 31, 2003 and provides liquidity for DPL's $104.8 million of Variable Rate Demand Bonds and general corporate purposes. On a consolidated basis, $468 million was available for borrowing as of December 31, 2000 under the various credit agreements and credit lines.

  In December 2000, Conectiv filed a request with the SEC to increase the au-thorized short-term debt borrowing capacity for Conectiv (the holding company) from $1.3 billion (including the short-term debt of DPL) to $2.0 billion (ex-cluding the short-term debt of DPL). The SEC has "reserved jurisdiction," or withheld approval pending additional filings, over Conectiv's previous request for the authority to issue up to $750 million of additional long-term debt. Under existing SEC financing orders, Conectiv is permitted to issue securi-ties, other than long-term debt, if the ratio of consolidated common equity to total capitalization (common equity ratio) is 20% or higher. Based on a re-cently issued SEC order to another holding company under PUHCA, management be-lieves that the SEC will authorize the issuance of additional long-term debt by Conectiv when the common equity ratio is 30% or higher.

Planned Capital Requirements

  Management expects future capital expenditures will be primarily for con-struction of mid-merit electric generating plants and improvements to the transmission and distribution systems of the Power Delivery business segment. For 2001, management expects $640 million in capital expenditures, including $450 million for mid-merit electric generating plants, $140 million for Power Delivery, and $50 million for various other purposes. After 2001, the level of capital expenditures will be dependent primarily upon the magnitude of the mid-merit electric generation construction program, which is discussed under "Mid-Merit Electric Generation," and the strategies of the new company that is expected to result from the planned business combination of Conectiv and Pepco. Construction scheduling, permitting, and other factors may also change the amount of planned capital expenditures.

  Scheduled maturities of long-term debt, including debt sinking fund require-ments, are $100.7 million in 2001, $370.5 million in 2002, $212.3 million in 2003; $154.5 million in 2004; and $82.8 million in 2005. These amounts include $57.1 million in 2001 and $171.4 million in 2002 for repayment of $228.5 mil-lion borrowed in December 1999 to finance ACE's payment to terminate the Pedricktown NUG contract. This $228.5 million borrowing is expected to be re-financed by issuing transition bonds. Capital requirements for redemption of securities also include $11.5 million in 2001, $11.5 million in 2002, and $1.0 million in 2003 for sinking fund requirements of ACE's preferred stock.

  Management expects to fund Conectiv's future capital requirements from in-ternally generated funds, leasing, external financings (including securitization of stranded costs), and proceeds from the sales of the electric generating units.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The following discussion contains "forward looking statements." These pro-jected results have been prepared based upon certain assumptions considered reasonable given the information currently available to Conectiv. Neverthe-less, because of the inherent unpredictability of interest rates, equity mar-ket prices, and energy commodity prices as well as other factors, actual re-sults could differ materially from those projected in such forward-looking in-formation. For a description of Conectiv's significant accounting policies as-sociated with these activities see Notes 1 and 12 to the Consolidated Finan-cial Statements.

Interest Rate Risk

  Conectiv is subject to the risk of fluctuating interest rates in the normal course of business. Conectiv manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. The effect of a hypothetical 10% change in interest rates on the interest costs for short-term and variable rate debt was approximately $6.1 million as of December 31, 2000 and $4.3 mil-lion as of December 31, 1999. The increase in the effect of a 10% change in interest rates was due to higher amounts of short-term debt and higher inter-est rates.

Equity Price Risk

  As discussed in Note 8 to the Consolidated Financial Statements, Conectiv holds investments in venture capital funds, which invest in securities of en-ergy related technology and Internet service companies, and in marketable se-curities. Conectiv is exposed to equity price risk through the securities in-vested in by the venture capital funds and the marketable securities held di-rectly by Conectiv. The potential change in the fair value of these invest-ments resulting from a hypothetical 10% change in quoted securities prices was approximately $4.0 million as of December 31, 2000 and $2.7 million as of De-cember 31, 1999. The increase in the potential change in fair value was due to increased investment in the EnerTech funds. Due to the nature of these invest-ments and market conditions, the fair value of these investments may change by substantially more than 10%.

  ACE maintains trust funds, as required by the Nuclear Regulatory Commission, to fund certain costs of nuclear decommissioning (See Note 16 to the Consoli-dated Financial Statements). These funds are invested primarily in domestic and international equity securities, fixed-rate, fixed income securities, and cash and cash equivalents. The equity securities included in ACE's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed income securities are exposed to changes in interest rates. The accounting for nuclear decommissioning recognizes that the net costs are recovered through electric rates and the effects of fluctuations in equity prices and interest rates on the securities in the nuclear decommissioning trust funds do not af-fect Conectiv's earnings.

Commodity Price Risk

  Conectiv's participation in wholesale energy markets includes trading and arbitrage activities, which expose Conectiv to commodity market risk. To the extent that Conectiv has net open positions, controls are in place that are intended to keep risk exposures within management-approved risk tolerance lev-els. Conectiv engages in commodity hedging activities to minimize the risk of market fluctuations associated with the purchase and sale of energy commodi-ties (natural gas, petroleum and electricity). Some hedging activities are conducted using derivative instruments. The remainder of Conectiv's hedging activity is conducted by backing physical transactions with offsetting physi-cal positions. The hedging objectives include the assurance of stable and known minimum cash flows and the fixing of favorable prices and margins when they become available.

  Conectiv uses a value-at-risk model to assess the market risk of its elec-tricity, gas, and petroleum commodity activities. The model includes fixed price sales commitments, physical forward contracts, and commodity derivative instruments. Value-at-risk represents the potential gain or loss on instru-ments or portfolios due to changes in market factors, for a specified time pe-riod and confidence level. Conectiv estimates value-at-risk across its power, gas, and petroleum commodity business using a delta-normal variance/covariance model with a 95 percent confidence level and assuming a five-day holding peri-od. Conectiv's calculated value at risk with respect to its commodity price exposure associated with contractual arrangements was approximately $16.9 mil-lion as of December 31, 2000 and $4.0 million as of December 31, 1999. The value at risk increased due to an increased level of energy trading activi-ties. The average, high, and low value at risk for the year ended December 31, 2000 was $16.6 million, $29.7 million and $9.3 million, respectively.

                                   CONECTIV

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

                             REPORT OF MANAGEMENT

  Management is responsible for the information and representations contained in Conectiv's consolidated financial statements. Our consolidated financial statements have been prepared in conformity with accounting principles gener-ally accepted in the United States of America, based upon currently available facts and circumstances and management's best estimates and judgments of the expected effects of events and transactions.

  Conectiv and its subsidiary companies maintain a system of internal controls designed to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. The internal control system is supported by written administrative policies, a program of internal audits, and procedures to assure the selection and training of qualified per-sonnel.

  PricewaterhouseCoopers LLP, independent accountants, are engaged to audit the financial statements and express their opinion thereon. Their audits are conducted in accordance with auditing standards generally accepted in the United States of America which include a review of selected internal controls to determine the nature, timing, and extent of audit tests to be applied.

  The Audit Committee of the Board of Directors, composed of outside directors only, meets with management, internal auditors, and independent accountants to review accounting, auditing, and financial reporting matters. The independent accountants are appointed by the Board of Directors on recommendation of the Audit Committee.


/s/ Howard E. Cosgrove                    /s/ John C. van Roden
_____________________________________     _____________________________________

Howard E. Cosgrove                        John C. van Roden
Chairman of the Board and                 Senior Vice President and
Chief Executive Officer                   Chief Financial Officer


February 12, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Conectiv
Wilmington, Delaware

  In our opinion, the accompanying consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page IV-I present fairly, in all material respects, the financial position of Conectiv and sub-sidiary companies at December 31, 2000 and 1999, and the results of their op-erations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 14(a)(2) on pages IV-I to IV-6 present fairly, in all material respects, the information set forth therein when read in conjunction with the related con-solidated financial statements. These financial statements and financial statement schedules are the responsibility of Conectiv's management; our re-sponsibility is to express an opinion on these financial statements and finan-cial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
_____________________________________
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

February 12, 2001

                                    CONECTIV

                       CONSOLIDATED STATEMENTS OF INCOME

                                                Year Ended December 31,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
                                                 (Dollars in Thousands,
                                               Except Per Share Amounts)
Operating Revenues
 Electric.................................. $2,906,342  $2,459,970  $2,203,748
 Gas.......................................  1,529,785     816,245     535,082
 Other services............................    592,997     468,682     332,776
                                            ----------  ----------  ----------
                                             5,029,124   3,744,897   3,071,606
                                            ----------  ----------  ----------
Operating Expenses
 Electric fuel and purchased energy and
  capacity.................................  1,613,579   1,168,792   1,058,492
 Gas purchased.............................  1,445,911     754,990     486,411
 Other services' cost of sales.............    504,615     374,918     263,319
 Special charges...........................     25,162     105,648      27,704
 Gain on sale of interest in nuclear
  plants...................................    (16,612)         --          --
 Operation and maintenance.................    627,667     634,966     532,419
 Depreciation and amortization.............    260,082     271,348     241,420
 Taxes other than income taxes.............     80,886      88,646      74,926
                                            ----------  ----------  ----------
                                             4,541,290   3,399,308   2,684,691
                                            ----------  ----------  ----------
Operating Income...........................    487,834     345,589     386,915
                                            ----------  ----------  ----------
Other Income...............................     49,495      70,881      36,860
                                            ----------  ----------  ----------
Interest Expense
 Interest charges..........................    223,445     182,821     153,644
 Capitalized interest and allowance for
  borrowed funds used during
  construction.............................    (10,843)     (5,639)     (4,213)
                                            ----------  ----------  ----------
                                               212,602     177,182     149,431
                                            ----------  ----------  ----------
Preferred Stock Dividend Requirements of
 Subsidiaries..............................     20,383      19,894      15,326
                                            ----------  ----------  ----------
Income Before Income Taxes and
 Extraordinary Item........................    304,344     219,394     259,018
Income Taxes, Excluding Income Taxes
 Applicable to Extraordinary Item..........    133,514     105,816     105,817
                                            ----------  ----------  ----------
Income Before Extraordinary Item...........    170,830     113,578     153,201
Extraordinary Item (Net of $188,254 of
 income taxes).............................         --    (311,718)         --
                                            ----------  ----------  ----------
Net Income (Loss).......................... $  170,830  $ (198,140) $  153,201
                                            ==========  ==========  ==========
Earnings (Loss) Applicable To:
 Common stock
  Income before extraordinary item......... $  164,719  $  106,639  $  141,292
  Extraordinary item, net of income taxes..         --    (295,161)         --
                                            ----------  ----------  ----------
   Total................................... $  164,719  $ (188,522) $  141,292
                                            ==========  ==========  ==========
 Class A common stock
  Income before extraordinary item......... $    6,111  $    6,939  $   11,909
  Extraordinary item, net of income taxes..         --     (16,557)         --
                                            ----------  ----------  ----------
   Total................................... $    6,111  $   (9,618) $   11,909
                                            ==========  ==========  ==========
Average Shares Outstanding (000)
 Common stock..............................     83,686      93,320      94,338
 Class A common stock......................      5,742       6,110       6,561
Earnings (Loss) Per Average Share, Basic
 and Diluted
 Common stock
  Before extraordinary item................ $     1.97  $     1.14  $     1.50
  Extraordinary item.......................         --       (3.16)         --
                                            ----------  ----------  ----------
   Total................................... $     1.97  $    (2.02) $     1.50
                                            ==========  ==========  ==========
 Class A common stock
  Before extraordinary item................ $     1.06  $     1.14  $     1.82
  Extraordinary item.......................         --       (2.71)         --
                                            ----------  ----------  ----------
   Total................................... $     1.06  $    (1.57) $     1.82
                                            ==========  ==========  ==========
Dividends Declared Per Share
 Common stock.............................. $     0.88  $    1.045  $     1.54
 Class A common stock...................... $     3.20  $     3.20  $     3.20

          See accompanying Notes to Consolidated Financial Statements.

                                    CONECTIV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                                -------------------------------
                                                  2000       1999       1998
                                                ---------  ---------  ---------
                                                   (Dollars in Thousands)
Cash Flows From Operating Activities
  Net income (loss)...........................  $ 170,830  $(198,140) $ 153,201
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities
   Deferred recoverable purchased power
    contract termination payment..............         --   (228,500)        --
   Distribution from partnership in excess of
    recognized earnings.......................         --     70,849         --
   Extraordinary item, net of income taxes....         --    311,718         --
   Special charges............................     25,162    105,648     27,704
   Depreciation and amortization..............    283,057    294,902    261,457
   Investment tax credit adjustments, net.....    (10,115)    (5,094)    (4,002)
   Deferred income taxes, net.................    114,257     44,752      4,620
  Net change in:
   Accounts receivable........................   (267,477)   (92,952)  (118,578)
   Inventories................................      5,817    (14,753)    (9,691)
   Accounts payable...........................    182,105     61,561    107,005
   Accrued/prepaid taxes......................     24,252    (34,757)    12,894
   Other current assets & liabilities (1).....    (25,869)      (393)   (22,676)
  Other, net..................................    (36,733)    (4,672)   (39,625)
                                                ---------  ---------  ---------
  Net cash provided by operating activities...    465,286    310,169    372,309
                                                ---------  ---------  ---------
Cash Flows From Investing Activities
  Acquisition of businesses, net of cash
   acquired...................................       (954)   (17,138)    (2,590)
  Capital expenditures........................   (390,540)  (320,395)  (224,831)
  Investments in partnerships.................    (11,786)   (23,570)   (28,594)
  Proceeds from assets sold...................    114,639         --      9,421
  Deposits to nuclear decommissioning trust
   funds......................................       (738)    (5,880)   (10,676)
  Decrease in bond proceeds held in trust
   funds......................................         --     12,449         --
  Leveraged leases, net.......................      9,569      8,242      2,410
  Other, net..................................      1,319      1,826     (4,492)
                                                ---------  ---------  ---------
  Net cash used by investing activities.......   (278,491)  (344,466)  (259,352)
                                                ---------  ---------  ---------
Cash Flows From Financing Activities
  Common stock dividends paid.................    (92,009)  (135,134)  (154,101)
  Common stock issued.........................        187         68         63
  Common stock redeemed.......................    (54,651)  (390,397)   (13,232)
  Preferred securities issued.................         --         --     25,000
  Preferred securities redeemed...............         --         --    (33,769)
  Long-term debt issued.......................     70,140    478,500     33,000
  Long-term debt redeemed.....................   (121,119)  (133,218)  (200,078)
  Variable rate demand bonds issued...........         --     33,330         --
  Principal portion of capital lease
   payments...................................    (48,547)   (23,554)   (20,037)
  Net change in short-term debt...............    129,842    203,627    282,889
  Cost of issuances and refinancings..........     (3,315)    (8,570)    (2,147)
                                                ---------  ---------  ---------
  Net cash provided (used) by financing
   activities.................................   (119,472)    24,652    (82,412)
                                                ---------  ---------  ---------
Net change in cash and cash equivalents.......     67,323     (9,645)    30,545
Beginning of year cash and cash equivalents...     56,239     65,884     35,339
                                                ---------  ---------  ---------
End of year cash and cash equivalents.........  $ 123,562  $  56,239  $  65,884
                                                =========  =========  =========

--------
(1) Other than debt and deferred income taxes classified as current.

          See accompanying Notes to Consolidated Financial Statements.

                                    CONECTIV

                          CONSOLIDATED BALANCE SHEETS

                                                           As of December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
                                                               (Dollars in
                                                               Thousands)
ASSETS

Current Assets
  Cash and cash equivalents.............................. $  123,562 $   56,239
  Accounts receivable, net of allowances of $31,339 and
   $11,564, respectively.................................    792,843    544,463
  Inventories, at average cost
    Fuel (coal, oil and gas).............................     54,578     65,360
    Materials and supplies...............................     62,675     58,177
  Deferred energy supply costs...........................     22,094      8,612
  Prepaid income taxes...................................         --     15,674
  Other prepayments......................................     23,354     20,295
  Deferred income taxes, net.............................     13,155     25,175
                                                          ---------- ----------
                                                           1,092,261    793,995
                                                          ---------- ----------
Investments
  Investment in leveraged leases.........................     53,706     72,161
  Funds held by trustee..................................    122,387    173,247
  Other investments......................................     70,780    100,764
                                                          ---------- ----------
                                                             246,873    346,172
                                                          ---------- ----------
Property, Plant and Equipment
  Electric generation....................................  1,576,550  1,571,556
  Electric transmission and distribution.................  2,711,907  2,633,375
  Gas transmission and distribution......................    277,650    265,708
  Other electric and gas facilities......................    390,313    405,303
  Telecommunications, thermal systems, and other
   property, plant, and equipment........................    251,567    238,229
                                                          ---------- ----------
                                                           5,207,987  5,114,171
  Less: Accumulated depreciation.........................  2,179,951  2,097,529
                                                          ---------- ----------
  Net plant in service...................................  3,028,036  3,016,642
  Construction work-in-progress..........................    406,884    199,390
  Leased nuclear fuel, at amortized cost.................     28,352     55,983
  Goodwill, net of accumulated amortization of $33,437
   and $22,277, respectively.............................    344,514    369,468
                                                          ---------- ----------
                                                           3,807,786  3,641,483
                                                          ---------- ----------
Deferred Charges and Other Assets
  Recoverable stranded costs, net........................    988,153  1,030,049
  Deferred recoverable income taxes......................     84,730     93,853
  Unrecovered purchased power costs......................     14,487     28,923
  Unrecovered New Jersey state excise tax................     10,360     22,567
  Deferred debt refinancing costs........................     20,656     21,113
  Deferred other postretirement benefit costs............     29,981     32,479
  Prepaid pension costs..................................     69,963     35,005
  Unamortized debt expense...............................     25,553     28,045
  License fees...........................................     21,956     23,331
  Other..................................................     65,236     41,447
                                                          ---------- ----------
                                                           1,331,075  1,356,812
                                                          ---------- ----------
Total Assets............................................. $6,477,995 $6,138,462
                                                          ========== ==========

          See accompanying Notes to Consolidated Financial Statements.

                                    CONECTIV

                          CONSOLIDATED BALANCE SHEETS

                                                  As of December 31,
                                                 ----------------------
                                                    2000        1999
                                                 ----------  ----------
                                                    (Dollars in Thousands)
CAPITALIZATION AND LIABILITIES

Current Liabilities
  Short-term debt..............................  $  709,530  $  579,688
  Long-term debt due within one year...........     100,721      48,937
  Variable rate demand bonds...................     158,430     158,430
  Accounts payable.............................     490,887     307,764
  Taxes accrued................................      10,877          --
  Interest accrued.............................      45,296      41,137
  Dividends payable............................      27,111      27,545
  Deferred energy supply costs.................      34,650      46,375
  Current capital lease obligation.............      15,591      28,715
  Above-market purchased energy contracts and
   other electric restructuring liabilities....      23,891      41,101
  Other........................................     107,025      91,353
                                                 ----------  ----------
                                                  1,724,009   1,371,045
                                                 ----------  ----------
Deferred Credits and Other Liabilities
  Other postretirement benefits obligation.....      90,335      96,388
  Deferred income taxes, net...................     823,094     730,987
  Deferred investment tax credits..............      64,316      74,431
  Regulatory liability for New Jersey income
   tax benefit.................................      49,262      49,262
  Above-market purchased energy contracts and
   other electric restructuring liabilities....     103,575     119,704
  Deferred gain on termination of purchased
   energy contract.............................      74,968      70,849
  Long-term capital lease obligation...........      13,744      30,395
  Other........................................      67,751      47,447
                                                 ----------  ----------
                                                  1,287,045   1,219,463
                                                 ----------  ----------
Capitalization
  Common stock: $0.01 per share par value;
   150,000,000 shares authorized; shares
   outstanding--82,859,779 in 2000, and
   86,173,169 in 1999..........................         830         863
  Class A common stock, $0.01 per share par
   value; 10,000,000 shares authorized; shares
   outstanding-- 5,742,315 in 2000 and 1999....          57          57
  Additional paid-in capital--common stock.....   1,028,780   1,085,060
  Additional paid-in capital--Class A common
   stock.......................................      93,738      93,738
  Retained earnings/(Accumulated deficit)......      42,768     (36,472)
  Treasury shares, at cost:
  130,604 shares in 2000; 167,514 shares in
   1999........................................      (2,688)     (3,446)
  Unearned compensation........................      (1,172)     (1,627)
  Accumulated other comprehensive income.......      (2,044)         --
                                                 ----------  ----------
   Total common stockholders' equity...........   1,160,269   1,138,173
  Preferred stock and securities of
   subsidiaries:
   Not subject to mandatory redemption.........      95,933      95,933
   Subject to mandatory redemption.............     188,950     188,950
  Long-term debt...............................   2,021,789   2,124,898
                                                 ----------  ----------
                                                  3,466,941   3,547,954
                                                 ----------  ----------
Commitments and Contingencies (Notes 23, 24,
 and 26)
                                                 ----------  ----------
Total Capitalization and Liabilities...........  $6,477,995  $6,138,462
                                                 ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

                                                                   Additional
                                                 Par Value       Paid-in Capital
                                              ----------------- ------------------
                                                         Class                        Retained
                     Common     Total Common               A               Class A    Earnings
                     Shares     Stockholders'  Common    Common  Common    Common   (Accumulated Treasury     Unearned
                   Outstanding     Equity     Stock (1)  Stock    Stock     Stock     Deficit)     Stock    Compensation
                   -----------  ------------- ---------  ------ ---------  -------  ------------ ---------  ------------
                                                                      (Dollars in Thousands)
Balance as of
December 31,
1997.............   61,210,262    $ 954,496   $ 139,116         $ 526,812            $ 300,757   $ (11,687)    $ (502)
Net income.......                   153,201                                            153,201
Comprehensive
income...........
Cash dividends
declared
 Common stock
 ($1.54 per
 share)..........                  (155,302)                                          (155,302)
 Class A common
 stock ($3.20 per
 share)..........                   (20,994)                                           (20,994)
Issuance of
common stock
 Business
 acquisitions....      488,473        9,090                                                          9,090
 CICP (2)........       78,381           63           7              (427)                           1,613     (1,130)
 1998 Merger (3)
 (4).............   45,924,284      915,854    (138,111)   66     946,804  107,095
Reacquired common
stock............     (598,862)     (13,232)         (5)          (10,947)                          (2,280)
Redemption of
preferred stock..           --         (587)                          136                 (723)
Incentive
compensation
 Expense
 recognition.....           --          572                           309                                         263
 Forfeited common
 shares..........      (25,158)          --                           (12)                            (533)       545
                   -----------    ---------   ---------   ---   ---------  -------   ---------   ---------     ------
Balance as of
December 31,
1998 (4).........  107,077,380    1,843,161       1,007    66   1,462,675  107,095     276,939      (3,797)      (824)
Net loss.........                  (198,140)                                          (198,140)
Comprehensive
income...........
Cash dividends
declared
 Common stock
 ($1.045 per
 share)..........                   (96,241)                                           (96,241)
 Class A common
 stock ($3.20 per
 share)..........                   (19,030)                                           (19,030)
Issuance of
common stock
 CICP (2)........       95,676           68           1             1,475                              375     (1,783)
Reacquired common
stock
 Tender Offer
 (5).............  (13,586,512)    (361,373)       (128)   (9)   (347,879) (13,357)
 Common stock
 purchased.......   (1,671,060)     (31,397)        (17)          (31,356)                             (24)
Incentive
compensation
expense..........                     1,125                           145                                         980
                   -----------    ---------   ---------   ---   ---------  -------   ---------   ---------     ------
Balance as of
December 31,
1999 (6).........   91,915,484    1,138,173         863    57   1,085,060   93,738     (36,472)     (3,446)    (1,627)
                    Accumulated
                       Other
                   Comprehensive Comprehensive
                   Income/(Loss) Income/(Loss)
                   ------------- -------------
Balance as of
December 31,
1997.............
Net income.......                  $ 153,201
                                 -------------
Comprehensive
income...........                  $ 153,201
                                 =============
Cash dividends
declared
 Common stock
 ($1.54 per
 share)..........
 Class A common
 stock ($3.20 per
 share)..........
Issuance of
common stock
 Business
 acquisitions....
 CICP (2)........
 1998 Merger (3)
 (4).............
Reacquired common
stock............
Redemption of
preferred stock..
Incentive
compensation
 Expense
 recognition.....
 Forfeited common
 shares..........
                   ------------- -------------
Balance as of
December 31,
1998 (4).........
Net loss.........                  $(198,140)
                                 -------------
Comprehensive
income...........                  $(198,140)
                                 =============
Cash dividends
declared
 Common stock
 ($1.045 per
 share)..........
 Class A common
 stock ($3.20 per
 share)..........
Issuance of
common stock
 CICP (2)........
Reacquired common
stock
 Tender Offer
 (5).............
 Common stock
 purchased.......
Incentive
compensation
expense..........
                   ------------- -------------
Balance as of
December 31,
1999 (6).........

Continued on following page

                                                                Additional
                                                Par Value    Paid-in Capital
                                              ------------- -------------------
                                                     Class                        Retained                           Accumulated
                     Common     Total Common  Common   A                Class A   Earnings                              Other
                     Shares     Stockholders' Stock  Common   Common    Common  (Accumulated Treasury    Unearned   Comprehensive
                   Outstanding     Equity      (1)   Stock    Stock      Stock    Deficit)    Stock    Compensation Income/(Loss)
                   -----------  ------------- ------ ------ ----------  ------- ------------ --------  ------------ -------------
                                                                    (Dollars in Thousands)
Balance as of
December 31,
1999 (6).........  91,915,484    $1,138,173    $863   $57   $1,085,060  $93,738   $(36,472)  $(3,446)    $(1,627)
Net Income.......                   170,830                                        170,830
Unrealized net
loss on
marketable
securities, net
of $890 of income
taxes............                    (1,653)                                                                            (1,653)
Reclassification
adjustment for
realized gain on
marketable
securities net of
$211 of income
taxes............                      (391)                                                                              (391)
Comprehensive
income...........
Cash dividends
declared
 Common stock
 ($0.88 per
 share)..........                   (73,215)                                       (73,215)
 Class A common
 stock ($3.20 per
 share)..........                   (18,375)                                       (18,375)
Issuance of
common stock
 CICP (2)........     146,975           187       1                520                         1,059      (1,393)
Reacquired common
stock (7)........  (3,411,465)      (54,650)    (34)           (54,610)                           (6)
Incentive
compensation
 Expense
 recognition.....                      (637)                    (1,437)                                      800
 Forfeited common
 shares..........     (48,900)           --                       (753)                         (295)      1,048
                   ----------    ----------    ----   ---   ----------  -------   --------   -------     -------       -------
Balance as of
December 31,
2000 (8).........  88,602,094    $1,160,269    $830   $57   $1,028,780  $93,738   $ 42,768   $(2,688)    $(1,172)      $(2,044)
                   ==========    ==========    ====   ===   ==========  =======   ========   =======     =======       =======
                   Comprehensive
                   Income/(Loss)
                   -------------
Balance as of
December 31,
1999 (6).........
Net Income.......    $170,830
Unrealized net
loss on
marketable
securities, net
of $890 of income
taxes............      (1,653)
Reclassification
adjustment for
realized gain on
marketable
securities net of
$211 of income
taxes............        (391)
                   -------------
Comprehensive
income...........    $168,786
                   =============
Cash dividends
declared
 Common stock
 ($0.88 per
 share)..........
 Class A common
 stock ($3.20 per
 share)..........
Issuance of
common stock
 CICP (2)........
Reacquired common
stock (7)........
Incentive
compensation
 Expense
 recognition.....
 Forfeited common
 shares..........
Balance as of
December 31,
2000 (8).........

(1) There are 150,000,000 and 10,000,000 shares of Conectiv common stock and Conectiv Class A common stock, respectively, which are authorized. The common stock had a par value of $2.25 per share prior to the 1998 Merger and $0.01 per share after the 1998 Merger on March 1, 1998.
(2) Includes restricted common shares granted and stock options exercised un-der the Conectiv Incentive Compensation Plan (CICP), and under the incen-tive plan of Delmarva Power & Light Company (DPL) in 1998.
(3) Conectiv common stock and Conectiv Class A common stock were issued to former Atlantic common shareholders, and Conectiv common stock was issued to former DPL common stockholders, pursuant to the 1998 Merger discussed in Note 4 to the Consolidated Financial Statements.
(4) Includes 6,560,612 shares of Conectiv Class A common stock; all other shares are Conectiv common stock.
(5) Includes 12,768,215 shares of Conectiv common stock and 818,297 shares of Conectiv Class A common stock, and costs associated with the tender offer discussed in Note 18 to the Consolidated Financial Statements.
(6) Includes 86,173,169 shares of Conectiv common stock and 5,742,315 shares of Conectiv Class A common stock.
(7) As of December 31, 2000, 2,760,700 shares of common stock remained autho-rized for purchase under a stock purchase program.
(8) Includes 82,859,779 shares of Conectiv common stock and 5,742,315 shares of Conectiv Class A common stock.

         See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

  As discussed in Note 4 to the Consolidated Financial Statements, effective March 1, 1998, Delmarva Power & Light Company (DPL) and Atlantic Energy, Inc. (Atlantic) consummated a series of transactions (the 1998 Merger) by which DPL and Atlantic City Electric Company (ACE) became wholly owned subsidiaries of Conectiv. Conectiv is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

  As used in this document, references to Conectiv may mean the activities of one or more subsidiary companies.

  On February 9, 2001, the Boards of Directors of Conectiv and Potomac Elec-tric Power Company (Pepco) approved an Agreement and Plan of Merger (Conectiv/Pepco Merger Agreement) under which Pepco will acquire Conectiv for a combination of cash and stock. The transaction is subject to various statu-tory and regulatory approvals and approval by the stockholders of Conectiv and Pepco. See Note 5 to the Consolidated Financial Statement for additional in-formation.

  DPL and ACE are public utilities that supply and deliver electricity to their customers under the trade name Conectiv Power Delivery. As discussed be-low, DPL also supplies and delivers natural gas to its customers. A transition to market pricing and terms of service for supplying electricity to customers in the regulated service areas of DPL and ACE began in 1999. DPL and ACE de-liver electricity within their service areas to approximately 973,600 custom-ers through their respective transmission and distribution systems. DPL and ACE also supply electricity to most of their electricity delivery customers who have the option of choosing an alternative supplier. DPL's regulated elec-tric service area is located on the Delmarva Peninsula (Delaware and portions of Maryland and Virginia) and ACE's regulated service area is located in the southern one-third of New Jersey. On a combined basis, DPL's and ACE's regu-lated electric service areas encompass about 8,700 square miles and have a population of approximately 2.0 million.

  DPL provides regulated gas service (supply and/or delivery) to approximately 110,800 customers located in a service territory that covers about 275 square miles with a population of approximately 0.5 million in northern Delaware. During 1998-2000, DPL also sold gas off-system and in markets that are not subject to price regulation.

  Strategic electric generating plants of DPL and ACE, with capacity of 1,501 megawatts (MW) and 502 MW, respectively, were transferred to other Conectiv subsidiaries on July 1, 2000. The Conectiv subsidiaries which received the transferred plants became subsidiaries of Conectiv Energy Holding Company
(CEH). CEH and its subsidiaries are engaged in non-regulated electricity pro-duction and sales, energy trading and marketing.

  During 1999 and 2000, as discussed in Note 14 to the Consolidated Financial Statements, DPL and ACE entered into agreements for the sale of their nuclear and non-strategic baseload fossil fuel-fired electric generating plants. Pur-suant to the agreements, DPL sold its 7.51% (164 MW) interest in Peach Bottom Atomic Power Station (Peach Bottom) and 7.41% (167 MW) interest in Salem Nu-clear Generating Station (Salem) on December 29, 2000. After completion of the sales of the non-strategic baseload fossil electric generating plants of DPL and the nuclear and non-strategic baseload fossil fuel-fired electric generat-ing plants of ACE, the principal remaining businesses of DPL and ACE will be the transmission and distribution, or delivery, of electricity. DPL and ACE will purchase power to supply electricity to customers who do not choose al-ternative electricity suppliers. DPL will also continue to supply and deliver gas under regulated tariffs.

  "Other services," which are not subject to price regulation, are provided primarily by Conectiv's non-utility subsidiaries and, to a lesser extent, by DPL and ACE. The principal businesses included in revenues from "Other servic-es" are as follows: heating, ventilation, and air conditioning (HVAC) con-struction and services; telecommunications, including local and long-distance phone services; construction and operation of district heating and cooling systems; power plant operation services; leveraged leases; and sales of petro-leum products. As discussed in Note 6 to the Consolidated Financial State-ments, Conectiv sold its HVAC businesses and portions of its district heating and cooling systems business during 2000. (Revenues from non-regulated elec-tricity and gas sales are included in "Electric" revenues and "Gas" revenues, respectively.)

Regulation of Utility Operations

  Certain aspects of Conectiv's utility businesses are subject to regulation by the Delaware and Maryland Public Service Commissions (DPSC and MPSC, re-spectively), the New Jersey Board of Public Utilities (NJBPU), the Virginia State Corporation Commission (VSCC), and the Federal Energy Regulatory Commis-sion (FERC). As discussed below, the nature of regulation of retail electric-ity sales by these regulatory commissions changed during 1999. Excluding sales not subject to price regulation, the percentages of retail electric and gas utility operating revenues regulated by each regulatory commission for the year ended December 31, 2000, were as follows: NJBPU, 45.9%; DPSC, 34.0%; MPSC, 18.4%; and VSCC, 1.7%. Wholesale sales are subject to FERC regulation. Retail gas sales are subject to regulation by the DPSC.

  The electric delivery businesses of DPL and ACE and the retail gas business of DPL are subject to the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regu-lation" (SFAS No. 71). As discussed below, prior to the third quarter of 1999, the electricity supply businesses of DPL and ACE were subject to the require-ments of SFAS No. 71. Regulatory commissions occasionally provide for future recovery from customers of current period expenses. When this happens, the ex-penses are deferred as regulatory assets and subsequently recognized in the Consolidated Statements of Income during the period the expenses are recovered from customers. Similarly, regulatory liabilities may also be created due to the economic impact of regulatory commission actions.

  In the latter half of 1999, as discussed in Note 10 to the Consolidated Fi-nancial Statements, the NJBPU issued a Summary Order to ACE, and the DPSC and MPSC issued orders to DPL, concerning restructuring the electricity supply businesses of ACE and DPL, respectively. These orders were issued pursuant to electric restructuring legislation enacted earlier in 1999. Based on these or-ders, ACE and DPL determined that the requirements of SFAS No. 71 no longer applied to their electricity supply businesses in the third quarter of 1999. As a result, ACE and DPL discontinued applying SFAS No. 71 to their electric-ity supply businesses and applied the requirements of SFAS No. 101, "Regulated Enterprises--Accounting for the Discontinuation of Application of FASB State-ment No. 71" (SFAS No. 101) and Emerging Issues Task Force (EITF) Issue No. 97-4, "Deregulation of the Pricing of Electricity--Issues Related to the Ap-plication of FASB Statements No. 71 and No. 101" (EITF 97-4). For information concerning the extraordinary charge to 1999 earnings that resulted from apply-ing the requirements of SFAS No. 101 and EITF 97-4, refer to Note 7 to the Consolidated Financial Statements.

  Refer to Note 17 to the Consolidated Financial Statements for information about regulatory assets and liabilities arising from the financial effects of rate regulation.

Financial Statement Presentation

  The Consolidated Financial Statements include the accounts of Conectiv and its majority owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

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

  Within the Consolidated Statements of Income, amounts previously reported for 1999 and 1998 as "Electric fuel and purchased power" and "Purchased elec-tric capacity" have been combined and reported as "Electric fuel and purchased energy and capacity." Certain other reclassifications of prior period data have been made to conform with the current presentation.

Use of Estimates

  The preparation of financial statements in conformity with accounting prin-ciples generally accepted in the United States of America requires management to make certain estimates and assumptions. These assumptions affect the re-ported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Revenue Recognition

  DPL and ACE recognize revenues for the supply and delivery of electricity and gas upon delivery to the customer, including amounts for services ren-dered, but not yet billed. Similarly, revenues from "Other services" are rec-ognized when services are performed or products are delivered.

Energy Supply Costs

  Prior to deregulation of electricity supply in 1999, regulated electric cus-tomer rates were subject to adjustment for differences between energy costs incurred in supplying regulated customers and amounts billed to customers for recovery of such costs. These customer rate adjustments occurred under "energy adjustment clauses." As a result of the energy adjustment clauses, the amount recognized in the Consolidated Statements of Income for energy costs incurred in supplying electricity to regulated customers was adjusted to match the amounts billed to the regulated customers. An asset was recorded for under-collections from customers and a liability was recorded for over-collections from customers. Effective August 1, 1999 for ACE, and October 1, 1999 for DPL, the accounting for energy costs associated with supplying electricity changed as discussed below.

  The DPSC and MPSC electric restructuring orders discussed in Note 10 to the Consolidated Financial Statements did not provide a rate adjustment mechanism for any under-recovery or over-recovery of energy costs after the start of customer choice (October 1, 1999 in Delaware and July 1, 2000 in Maryland). Thus, effective October 1, 1999 for DPL's Delaware electricity supply business and July 1, 2000 for DPL's Maryland electricity supply business, the practice of deferring the difference between the amount collected in revenues for en-ergy costs and the amount of actual energy costs incurred was ended. As a re-sult, differences between DPL's energy revenues and expenses have affected earnings subsequent to the elimination of the rate adjustment mechanism.

  As discussed under "Shopping Credits and Basic Generation Service" in Note 10 to the Consolidated Financial Statements, the electric restructuring Sum-mary Order issued by the NJBPU to ACE provides for recovery through customer rates of energy and other costs of supplying customers who do not choose an alternative electricity supplier. Effective August 1, 1999, in recognition of these cost-based, rate-recovery mechanisms, ACE adjusts revenues from customer billings to the amount of the related costs incurred, including an allowed re-turn on certain electric generating plants.

  The amount recognized in the Consolidated Statements of Income for the cost of gas purchased to supply DPL's regulated gas customers is adjusted to the amount included in customer billings for such costs since customer rates are periodically adjusted to reflect amounts actually paid by DPL for purchased gas.

Nuclear Fuel

  As discussed in Note 14 to the Consolidated Financial Statements, DPL sold its ownership interests in Peach Bottom and Salem and the related nuclear fuel on December 29, 2000. Prior to the sales, the ownership interests of DPL in nuclear fuel at Peach Bottom and Salem were financed through nuclear fuel energy contracts, which were accounted for as capital leases. ACE has similar contracts in place, which are considered capital leases, that finance its ownership interest in the nuclear fuel at Peach Bottom, Salem, and Hope Creek Nuclear Generating Station (Hope Creek). Nuclear fuel costs, including estimated future disposal costs, are charged to fuel expense on a unit-of-pro-duction basis.

Energy Trading and Risk Management Activities

  Conectiv uses futures, options, swap agreements, and forward contracts to hedge firm commitments or anticipated transactions of energy commodities and also creates net open energy commodity positions, or trading positions. On January 1, 1999, Conectiv adopted the EITF consensus EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10) under which contracts (including derivative instruments) entered into in connection with energy trading activities are marked to market, with gains and losses (unrealized and realized) included in earnings. Energy trading ac-tivities are recorded on a gross basis, with sales reported as revenues and purchases included in operating expenses. The initial implementation of EITF 98-10 did not have a material impact on net income. In 1998, prior to imple-mentation of EITF 98-10, certain energy trading transactions were accounted for with "hedge accounting," as discussed below.

  Conectiv implemented the provisions of SFAS No. 133, "Accounting for Deriva-tive Instruments and Hedging Activities" (SFAS No. 133), as amended, effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires all derivative instruments, within the scope of the statement, to be recog-nized as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges, under SFAS No. 133, are recognized in earnings. The gain or loss on a derivative that hedges exposure to variable cash flow of a forecasted transaction is initially recorded in other comprehensive income (a separate component of common stockholders' equi-ty) and is subsequently reclassified into earnings when the forecasted trans-action occurs. Changes in the fair value of other hedging derivatives result in a change in the value of the asset, liability, or firm commitment being hedged, to the extent the hedge is effective. Any ineffective portion of a hedge is recognized in earnings immediately.

  During 1998-2000, gains and losses related to derivative hedging instruments were deferred, as deferred credits or current assets, and then recognized in operating results when the underlying transaction occurred. If, subsequent to being hedged, the underlying transaction was no longer likely to occur or the hedge was no longer effective, the gain or loss on the related derivative was recognized currently in operating results. Premiums paid for options purchased during 1998-2000 were recorded as current assets and amortized to expense over the life of the options.

  Gains and losses on hedges of the cost of energy are reflected within the Consolidated Statements of Income as "Electric fuel and purchased energy and capacity" or "Gas purchased," as appropriate for the hedged transaction. Gains and losses on hedges of the selling price of generated electricity are recog-nized in revenues. Margin requirements for futures contracts are recorded as current assets.

  The initial impact on Conectiv's financial statements of adopting SFAS No. 133 effective January 1, 2001 included the following: (a) recognition of $43.8 million of assets and $38.0 million of liabilities for the fair value of cer-tain contracts which are classified as derivatives under SFAS No. 133; (b) derecognition (or elimination) of $0.2 million of deferred credits and $3.1 million of current assets associated with deferred gains and losses from hedg-ing derivatives; and (c) a "cumulative effect" type of adjustment, which was recorded as a $5.8 million pre-tax ($3.3 million after-tax) credit to other comprehensive income. During 2001, approximately $7.6 million before-taxes ($4.4 million after-taxes) of the cumulative effect adjustment recorded in other comprehensive income is expected to be reclassified to earnings. Subse-quent to initial adoption, SFAS No. 133 may cause increased volatility in Conectiv's earnings, revenues and common stockholders' equity.

  The cash flows from derivatives are included in the "Cash Flows From Operat-ing Activities" section of the Consolidated Statements of Cash Flows.

  For additional information concerning energy trading and risk management ac-tivities, refer to Note 12 to the Consolidated Financial Statements.

Depreciation Expense

  The annual provision for depreciation on utility property is computed on the straight-line basis using composite rates by classes of depreciable property. Accumulated depreciation is charged with the cost of depreciable property re-tired, including removal costs less salvage and other recoveries. The rela-tionship of the annual provision for depreciation for financial accounting purposes to average depreciable property was 3.4% for 2000, 3.5% for 1999, and 3.8% for 1998. Depreciation expense includes a provision for Conectiv's share of the estimated cost of decommissioning nuclear power plant reactors based on amounts billed to customers for such costs. Refer to Note 16 to the Consoli-dated Financial Statements for additional information on nuclear decommissioning.

  Non-utility property is generally depreciated on a straight-line basis over the useful lives of the assets.

Income Taxes

  The Consolidated Financial Statements include two categories of income tax-es, which are current and deferred. Current income taxes represent the amounts of tax expected to be reported on Conectiv's federal and state income tax re-turns. Deferred income taxes are discussed below.

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

Deferred Debt Refinancing Costs

  Prior to the third quarter of 1999, the costs of refinancing debt of the utility businesses of DPL and ACE were deferred and amortized over the period during which the costs are recovered in rates, which is generally the life of the new debt. In the third quarter of 1999, the deferred costs associated with previously refinanced debt attributed to the electric generation businesses of DPL and ACE were written off and charged to earnings, net of anticipated rate recovery. The costs of future debt refinancing costs that are to be recovered through customer rates of the regulated utility businesses will be deferred and subsequently amortized to interest expense during the rate recovery peri-od. The costs of other debt refinancings will be accounted for in accordance with SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which requires such costs to be expensed.

License Fees

  License fees represent the unamortized balance of amounts paid for the right to operate heating and cooling systems of certain hotel casinos in Atlantic City, New Jersey, over a 20-year period. These fees are classified as License Fees on the Consolidated Balance Sheets and are being amortized over 20 years.

Interest Expense

  The amortization of debt discount, premium, and expense, including deferred refinancing expenses associated with the regulated electric and gas transmis-sion and distribution businesses, is included in interest expense.

Utility Plant

  As discussed in Note 7 to the Consolidated Financial Statements, the book cost basis of electric generation plants that became impaired as a result of deregulation of the electric utility industry in 1999, is the estimated fair value of the plants at the time of deregulation. The estimated fair values were based on amounts included in agreements for the sale of certain electric generating plants of DPL and ACE, as discussed in Note 14 to the Consolidated Financial Statements. Utility plant that is not impaired is stated at original cost.

  Utility plant is generally subject to a first mortgage lien.

Capitalized Interest and Allowance for Funds Used During Construction

  Effective in the third quarter of 1999, the cost of financing the construc-tion of electric generation plant is capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost" (SFAS No. 34). Other non-utility con-struction projects also include financing costs in accordance with SFAS No.
34. Interest costs were capitalized on these projects at the rates of 6.8% during 2000 and 5.3% during 1999.

  Allowance for Funds Used During Construction (AFUDC) is included in the cost of regulated transmission and distribution utility plant and represents the cost of borrowed and equity funds used to finance construction. In the Consol-idated Statements of Income, the borrowed funds component of AFUDC is reported as a reduction of interest expense and the equity funds component of AFUDC is reported as other income. AFUDC was capitalized on utility plant construction at the rates of 8.4% in 2000, 8.6% in 1999, and 8.8% in 1998.

Stock-based Employee Compensation

  Refer to Note 18 to the Consolidated Financial Statements for Conectiv's ac-counting policy on stock-based employee compensation.

Cash Equivalents

  In the Consolidated Financial Statements, Conectiv considers highly liquid marketable securities and debt instruments purchased with a maturity of three months or less to be cash equivalents.

Goodwill

  Conectiv amortizes goodwill arising from business acquisitions over the shorter of the estimated useful life or 40 years. Substantially all of the goodwill as of December 31, 2000 had a 40 year life. The amount of goodwill amortized to expense was as follows: in 2000, $10.5 million, or $0.11 per share of common stock, in 1999, $11.0 million, or $0.10 per share of common stock, and in 1998, $9.7 million, or $0.09 per share of common stock.

Leveraged Leases

  Conectiv's investment in leveraged leases includes the aggregate of rentals receivable (net of principal and interest on nonrecourse indebtedness) and es-timated residual values of the leased equipment less unearned and deferred in-come (including investment tax credits). Unearned and deferred income is rec-ognized at a level rate of return during the periods in which the net invest-ment is positive. Refer to Note 24 to the Consolidated Financial Statements for additional information on leveraged leases.

Funds Held By Trustee

  Funds held by trustee are stated at fair value and primarily include depos-its in external nuclear decommissioning trusts and unexpended, restricted, tax-exempt bond proceeds. Changes in the fair value of the trust funds are also reflected in the accrued liability for nuclear decommissioning, which is included in accumulated depreciation.

Earnings Per Share

  Earnings per share have been computed in accordance with SFAS No. 128, "Earnings Per Share" (SFAS No. 128). Under SFAS No. 128, basic earnings per share are computed based on earnings applicable to common stock divided by the weighted average number of common shares outstanding for the period, excluding non-vested shares of performance accelerated restricted stock. Diluted earn-ings per share are computed based on earnings applicable to common stock di-vided by the weighted average number of shares of common stock outstanding during the period after giving effect to securities considered to be dilutive common stock equivalents, such as non-vested shares of performance accelerated restricted stock. The effect of dilutive common stock equivalents was not sig-nificant, and thus, for 2000, 1999, and 1998, Conectiv's basic and diluted earnings per share were the same amounts.

NOTE 2. SUPPLEMENTAL CASH FLOW INFORMATION

  See the Consolidated Statement of Changes in Common Stockholders' Equity and
Note 4 to the Consolidated Financial Statements for information concerning the issuance of Conectiv common stock and Conectiv Class A common stock in ex-change for DPL and Atlantic common stock pursuant to the 1998 Merger.

  The Consolidated Statement of Cash Flows for 2000 excludes the assumption of DPL's former nuclear decommissioning liability by the purchasers of the owner-ship interests of DPL in nuclear electric generating plants and also excludes the transfer of nuclear decommissioning trust funds to the purchasers. The nu-clear decommissioning trust funds which were transferred had a fair value of approximately $68.0 million. For information about the sale of the ownership interests of DPL in nuclear electric generating plants, refer to Note 14 to the Consolidated Financial Statements.

Cash Paid During the Year

                                                       2000     1999     1998
                                                     -------- -------- --------
                                                       (Dollars in Thousands)
Interest, net of capitalized amounts................ $200,737 $164,370 $142,503
Income taxes, net of refunds........................ $ 10,150 $111,667 $107,755

  During 2000, Conectiv received $118 million of income tax refunds. Approxi-mately $91 million of the income tax refunds received in 2000 were related to the tax benefit associated with ACE's payment of $228.5 million on December 28, 1999 to terminate ACE's purchase of electricity under a contract with the Pedricktown Co-generation Limited Partnership (Pedricktown). For additional information concerning the Pedricktown contract termination, see Note 11 to the Consolidated Financial Statements.

NOTE 3. INCOME TAXES

  Conectiv files a consolidated federal income tax return which includes its wholly-owned subsidiaries. Income taxes are allocated to Conectiv's subsidiar-ies based upon the taxable income or loss of each subsidiary.

Components of Consolidated Income Tax Expense

                                                   2000      1999      1998
                                                 --------  --------  --------
                                                   (Dollars in Thousands)
Operations
Federal:  Current.............................   $  8,410  $ 44,468  $ 80,408
          Deferred............................    108,145    36,088     7,387
State:    Current.............................     20,962    21,690    24,791
          Deferred............................      6,112     8,664    (2,767)
Investment tax credit adjustments, net (1)....    (10,115)   (5,094)   (4,002)
                                                 --------  --------  --------
                                                 $133,514  $105,816  $105,817
                                                 --------  --------  --------
Extraordinary Item
Federal:  Deferred............................         --  (155,702)       --
State:    Deferred............................         --   (32,552)       --
                                                 --------  --------  --------
                                                       --  (188,254)       --
                                                 --------  --------  --------
Total Income Tax Expense........................ $133,514  $(82,438) $105,817
                                                 ========  ========  ========
Deferred federal income taxes included in other
 comprehensive income........................... $ (1,101)       --        --
                                                 ========  ========  ========

--------
(1) Includes a $4.4 million credit in 2000 which resulted from reversal of the deferred investment tax credits in connection with sale of the ownership interests of DPL in Peach Bottom and Salem on December 29, 2000, as dis-cussed in Note 14 to the Consolidated Financial Statements.

Reconciliation of Effective Income Tax Rate

  The amount computed by multiplying "Income before income taxes and extraor-dinary item" by the federal statutory rate is reconciled below to income tax expense on operations (which excludes amounts applicable to the extraordinary item).

                                       2000            1999            1998
                                   --------------  --------------  --------------
                                    Amount   Rate   Amount   Rate   Amount   Rate
                                   --------  ----  --------  ----  --------  ----
                                            (Dollars in Thousands)
Statutory federal income tax
 expense.......................... $106,520   35%  $ 76,788   35%  $ 90,656   35%
Increase (decrease) due to:
  State income taxes, net of
   federal tax benefit............   17,598    6     19,730    9     14,316    6
  Depreciation....................    4,717    2      5,915    3      5,047    2
  Non-deductible goodwill.........    7,320    2      9,536    4      2,188    1
  Investment tax credit
   amortization...................  (10,115)  (3)    (5,094)  (2)    (4,002)  (2)
  Other, net......................    7,474    2     (1,059)  (1)    (2,388)  (1)
                                   --------  ---   --------  ---   --------  ---
Total income tax expense for
 operations....................... $133,514   44%  $105,816   48%  $105,817   41%
                                   ========  ===   ========  ===   ========  ===

Components of Deferred Income Taxes

  The tax effects of temporary differences that give rise to Conectiv's net deferred tax liability are shown below.

                                                            As of December 31,
                                                            -------------------
                                                               2000      1999
                                                            ---------- --------
                                                                (Dollars in
                                                                Thousands)
   Deferred Tax Liabilities
     Plant basis differences............................... $  691,952 $636,762
     Leveraged leases......................................     69,354   87,669
     Deferred recoverable income taxes.....................     42,208   46,215
     Termination of purchased energy contract..............     64,358   65,487
     Prepaid pension costs.................................     33,293   23,342
     Other.................................................    141,406   85,593
                                                            ---------- --------
     Total deferred tax liabilities........................ $1,042,571 $945,068
                                                            ---------- --------
   Deferred Tax Assets
     Deferred investment tax credits.......................     29,080   32,895
     Electric restructuring liabilities....................     42,824   52,340
     Other postretirement benefits obligation..............     19,002   20,269
     Other.................................................    141,726  133,752
                                                            ---------- --------
     Total deferred tax assets.............................    232,632  239,256
                                                            ---------- --------
   Total deferred taxes, net............................... $  809,939 $705,812
                                                            ========== ========

  There were no valuation allowances for deferred tax assets as of December 31, 2000 and $0.8 million as of December 31, 1999.

NOTE 4. 1998 MERGER

  On March 1, 1998, DPL and ACE became wholly owned subsidiaries of Conectiv (1998 Merger). Before the 1998 Merger, Atlantic owned ACE, an electric utility serving the southern one-third of New Jersey, and non-utility subsidiaries. As a result of the 1998 Merger, Atlantic's existence ended, and Conectiv became the owner (directly or indirectly) of ACE, DPL, and the non-utility subsidiar-ies formerly held separately by Atlantic and DPL. Conectiv is a registered holding company under PUHCA.

  Effective March 1, 1998, DPL common stockholders received one share of Conectiv common stock in exchange for each share of DPL common stock, and At-lantic common stockholders received 0.75 of one share of Conectiv common stock and 0.125 of one share of Conectiv Class A common stock in exchange for each share of Atlantic common stock. Atlantic stockholders and DPL stockholders re-ceived 39,363,672 and 61,832,699 shares of Conectiv common stock, respective-ly. Atlantic stockholders received 6,560,612 shares of Conectiv Class A common stock. See Note 19 to the Consolidated Financial Statements for information concerning Conectiv Class A common stock and the apportionment of earnings be-tween Conectiv Class A common stock and Conectiv common stock.

  The 1998 Merger was accounted for under the purchase method of accounting, with DPL as the acquirer. In connection with the 1998 Merger, $289.0 million of goodwill was recorded, which is being amortized over 40 years. Subsequent to March 1, 1998, the results of operations for ACE and other formerly Atlan-tic-owned businesses are included in the Consolidated Statements of Income.

NOTE 5. SUBSEQUENT EVENT--AGREEMENT FOR THE ACQUISITION OF CONECTIV

  On February 9, 2001, the Boards of Directors of Conectiv and Potomac Elec-tric Power Company (Pepco) approved an Agreement and Plan of Merger (Conectiv/Pepco Merger Agreement) under which Pepco will acquire Conectiv for a combination of cash and stock. The transaction is sub-ject to various statutory and regulatory approvals and approval by the stock-holders of Conectiv and Pepco. Upon completion of the transaction, Conectiv and Pepco will become subsidiaries of a new holding company (HoldCo), to be named at a later date. HoldCo is expected to be a registered holding company under PUHCA. Approximately 67% of the shares of HoldCo are expected to be owned by Pepco stockholders and 33% of the shares of HoldCo are expected to be owned by Conectiv stockholders

  Under the terms of the Conectiv/Pepco Merger Agreement, holders of Pepco's common stock will receive one share of HoldCo common stock for each share of Pepco common stock owned.

  Under the Conectiv/Pepco Merger Agreement, holders of Conectiv common stock and Conectiv Class A common stock may elect to exchange their shares for cash, HoldCo common stock, or a combination of cash and HoldCo common stock. Howev-er, such elections will be subject to a proration procedure that will cause the aggregate consideration paid to holders of Conectiv common stock and Conectiv Class A common stock to be 50% cash and 50% HoldCo common stock. Sub-ject to certain restrictions described below, (i) Conectiv stockholders elect-ing to receive cash would receive $25 per share of Conectiv common stock ex-changed and $21.69 per share of Conectiv Class A common stock exchanged, and
(ii) Conectiv stockholders electing to receive HoldCo common stock would re-ceive a number of shares of HoldCo common stock determined by the exchange ra-tio described below. Subject to certain limitations, the exchange ratio is de-signed to provide holders of Conectiv common stock with a number of shares of HoldCo common stock having a market value of $25.00 and holders of Conectiv Class A common stock with a number of shares of HoldCo common stock having a market value of $21.69.

  The exchange ratio will be $25.00 divided by the volume-weighted average of the closing trading prices of Pepco common stock for 20 trading days randomly selected by lot out of 30 consecutive trading days ending on the fifth busi-ness day immediately preceding the closing date of the transaction (Average Final Price).

  If the Average Final Price is below $19.50, then Conectiv common stockhold-ers will have the right to receive 1.28205 shares of HoldCo common stock for each share of stock exchanged and Conectiv Class A common stockholders will have the right to receive 1.11227 shares of HoldCo common stock for each share of stock exchanged. In this instance, the fair value of HoldCo common stock received for each share of Conectiv common stock exchanged and each share of Conectiv Class A common stock exchanged will be less than $25.00 and $21.69, respectively.

  If the Average Final Price is above $24.50, then Conectiv common stockhold-ers will have the right to receive 1.02041 shares of HoldCo common stock for each share of stock exchanged and Conectiv Class A common stockholders will have the right to receive 0.88528 shares of HoldCo common stock for each share of stock exchanged. In this instance, the fair value of HoldCo common stock received for each share of Conectiv common stock exchanged and each share of Conectiv Class A common stock exchanged will be more than $25.00 and $21.69, respectively.

  Conectiv may terminate the Conectiv/Pepco Merger Agreement if the Average Final Price is less than $16.50, unless Pepco, at its option, chooses to in-crease the consideration that will be paid to Conectiv's stockholders for their shares of Conectiv stock. If the Average Final Price is less than $16.50, Pepco has the option of (i) adjusting the exchange ratio so as to pro-vide Conectiv's stockholders with HoldCo common stock having a value of $21.25 for each share of Conectiv common stock and $18.35 for each share of Conectiv Class A common stock, (ii) paying additional cash to the stockholders so that they receive a total consideration of $21.25 for each share of Conectiv common stock and $18.35 for each share of Conectiv Class A common stock, or (iii) un-dertaking a combination of (i) and (ii), provided that any such combination must be in the same proportion with respect to the Conectiv common stock and the Conectiv Class A common stock.

  The Conectiv/Pepco Merger Agreement may be terminated by either Conectiv or Pepco if the transaction has not occurred by August 9, 2002 (18 months after the date of the Conectiv/Pepco Merger Agreement). If however, on August 9, 2002, the conditions required to complete the merger have been satisfied, except that additional time is needed to obtain the nec-essary statutory and regulatory approvals, then the Conectiv/Pepco Merger Agreement is extended for six additional months. If Conectiv terminates the Conectiv/Pepco Merger Agreement under certain circumstances, Conectiv is re-quired to pay a $60 million termination fee to Pepco. For example, if Conectiv's Board of Directors concludes that a business combination with an-other party is more favorable to Conectiv's stockholders and Conectiv termi-nates the Conectiv/Pepco Merger Agreement, then Conectiv is obligated to pay a $60 million termination fee to Pepco.

  During the period the Conectiv/Pepco Merger Agreement is in effect, Conectiv's dividend payments cannot exceed $0.22 per share of Conectiv common stock per quarter and $0.80 per share of Conectiv Class A common stock per quarter through March 31, 2001; after March 31, 2001, dividends on Conectiv Class A common stock may be paid at an annual rate up to 90% of annualized earnings of Class A common stock.

NOTE 6. SPECIAL CHARGES

                                                    2000      1999     1998
                                                   -------  --------  -------
                                                    (Dollars in Thousands,
                                                       Except Per Share
                                                           Amounts)
   Special Charges
     Before Income Taxes.......................... $25,162  $105,648  $27,704
     After Income Taxes........................... $23,412  $ 71,562  $16,764
   Effect of Special Charges on Basic and Diluted
    Earnings Per Average Share
     Common Stock................................. $ (0.28) $  (0.75) $ (0.18)
     Class A Common Stock.........................      --  $  (0.30)      --

  "Special charges" recorded in the second quarter of 2000 of $25.2 million before income taxes, or $23.4 million after income taxes ($0.28 per share of common stock), resulted from losses on the sales of Conectiv Services, Inc.
(CSI) and portions of Conectiv Thermal Systems, Inc. (CTS). CSI provided heat-ing, ventilation, and air conditioning (HVAC) services and its results of op-erations are presented as the "HVAC" business segment in Note 27 to the Con-solidated Financial Statements. CTS constructs and operates district heating and cooling systems and its results of operations are included in the Energy business segment in Note 27 to the Consolidated Financial Statements included herein. Proceeds of $56 million were received from the sale of these business-es, which had total assets of $79 million at the time of sale.

  Conectiv's operating results for 1999 included "Special charges" of $105.6 million before taxes, or $71.6 million after taxes, which were recorded in the third quarter. The special charges decreased 1999 earnings per share of common stock by $0.75 and earnings per share of Class A common stock by $0.30. The items included in the 1999 special charges are discussed below.

(a) Declines in the estimated residual values of the airplanes and cargo containerships leased by certain Conectiv subsidiaries to third parties resulted in a write-down of the investments in leveraged leases by $43.7 million before taxes ($26.7 million after taxes).

(b) Approximately $10.9 million before taxes ($6.5 million after taxes) was accrued for employee separations.

(c) Lower actual operating cash flows than initially expected when certain HVAC businesses were acquired caused the net book value of the HVAC busi-nesses to be impaired, which resulted in a write-down of goodwill by $35.6 million before taxes ($29.1 million after taxes).

(d) Charges for additional costs related to the 1998 Merger, impairments of certain other assets, and other items were $15.4 million before taxes ($9.3 million after taxes).

  Conectiv's operating results for 1998 include "Special charges" of $27.7 million before taxes, or $16.8 million after taxes ($0.18 per share of common stock) for the cost of DPL employee separations associated with the 1998 Merger-related workforce reduction and other 1998 Merger-related costs. The $27.7 million pre-tax charge includes a net $45.5 million gain from curtailments and settlements of pension and other postretirement benefits. The 1998 employee separation, relocation, and other 1998 Merger-related costs for Atlantic and its former subsidiaries of $80.8 million before taxes, or $48.3 million after taxes, were capitalized as costs of the 1998 Merger.

NOTE 7. EXTRAORDINARY ITEM

  As discussed in Note 1 to the Consolidated Financial Statements, as a result of electric utility restructuring orders, DPL and ACE discontinued applying SFAS No. 71 to their electricity supply businesses in the third quarter of 1999 and applied the requirements of SFAS No. 101 and EITF 97-4. Pursuant to the requirements of SFAS No. 101 and EITF 97-4, DPL and ACE recorded extraor-dinary charges in 1999 which, on a consolidated basis, reduced earnings by $311.7 million, after $188.3 million of income taxes. The extraordinary charge was apportioned between Conectiv common stock ($295.161 million or $3.16 per share) and Conectiv Class A common stock ($16.557 million or $2.71 per share). The portion of the 1999 extraordinary charge related to impaired assets was determined in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" (SFAS No. 121). The 1999 extraordinary charge primarily resulted from impaired electric gener-ating plants and certain other assets, uneconomic energy contracts, and other effects of deregulation requiring loss recognition. The impairment amount for electric generating plants was determined based on expected proceeds under agreements for the sale of certain electric generating plants, which are dis-cussed in Note 14 to the Consolidated Financial Statements. The extraordinary charge was decreased by the regulatory asset established for the amount of stranded costs expected to be recovered through regulated electricity delivery rates.

  As discussed in Note 10 to the Consolidated Financial Statements, ACE's por-tion of the 1999 extraordinary charge was based on the NJBPU's Summary Order and the NJBPU is to issue a more detailed order at a later date. If the NJBPU's final detailed order were to differ materially from the Summary Order, then another extraordinary item may result due to adjustment of the 1999 ex-traordinary charge.

  The details of the 1999 extraordinary charge are shown in the following ta-ble:

   Items Included in the 1999 Extraordinary      Consolidated
   Charge                                          Conectiv     DPL      ACE
   ----------------------------------------      ------------ -------  -------
                                                    (Dollars in millions)
   (a) The net book value of nuclear and
       certain fossil fuel-fired electric
       generating plants and other electric
       plant-related assets, including
       inventories, were written down due to
       impairment..............................    $(915.4)   $(253.3) $(662.1)
   (b) The net present value of water-supply
       capacity from the Merrill Creek
       Reservoir in excess of the electric
       generating plants' requirements was
       expensed................................      (45.3)     (41.9)    (3.4)
   (c) The net present value of expected losses
       under uneconomic energy contracts,
       primarily for the purchase of
       electricity and gas at above-market
       prices, was expensed....................     (100.3)     (99.0)    (1.3)
   (d) Generation-related regulatory assets and
       certain other utility assets impaired
       from deregulation were written off.
       Also, various liabilities resulting from
       deregulation were recorded..............     (252.5)     (51.5)  (201.0)
   (e) Regulatory assets were established for
       the amount of stranded costs expected to
       be recovered through regulated
       electricity delivery rates..............      813.5       44.3    769.2
                                                   -------    -------  -------
   Total pre-tax extraordinary charge..........     (500.0)    (401.4)   (98.6)
   Income tax benefit..........................      188.3      147.8     40.5
                                                   -------    -------  -------
   Total extraordinary charge, net of income
    taxes......................................    $(311.7)   $(253.6) $ (58.1)
                                                   =======    =======  =======

NOTE 8. INVESTMENT INCOME

Investments in the EnerTech Funds

  An indirect Conectiv subsidiary holds a limited partner interest in EnerTech Capital Partners, L.P. and EnerTech Capital Partners II, L.P. (the EnerTech funds). The EnerTech funds are venture capital funds that invest in energy re-lated technology and Internet service companies. Due to the nature of the in-vestments of the EnerTech funds, the earnings of the funds may be volatile from period to period. The EnerTech funds record their investments at fair value and include gains and losses on changes in the fair value of their in-vestments in income in accordance with industry practice. Conectiv's subsidi-ary accounts for its investment in the EnerTech funds on the equity method of accounting. The pre-tax equity in earnings of the EnerTech funds are reported as "Other income" in the Consolidated Statements of Income.

  Conectiv's equity in earnings of the EnerTech funds was $20.3 million ($13.2 million after-income taxes or $0.16 per share of common stock) in 2000 and $42.1 million ($24.9 million after-income taxes or $0.27 per share of common stock) in 1999. Conectiv's equity in earnings of the EnerTech funds was not significant in 1998. The earnings of the EnerTech funds during 2000 resulted primarily from an unrealized gain on the initial public offering of common shares of Capstone Turbine Corporation (Capstone). Capstone develops, designs, assembles, and sells micro-turbines worldwide in the distributed power genera-tion market and hybrid electric vehicle market. The earnings of the EnerTech funds during 1999 resulted primarily from the initial public offering of a business-to-business Internet company.

  The carrying amount of Conectiv's subsidiary's investment in the EnerTech funds was $38.6 million as of December 31, 2000 and $26.6 million as of Decem-ber 31, 1999. Conectiv's subsidiary received from the EnerTech Funds cash and marketable securities distributions in 2000 valued at $15 million and cash distributions in 1999 of $45 million. In 1998, no distributions of cash or marketable securities were received.

  Summarized financial information for the EnerTech funds (in their entirety) is presented below. Conectiv's subsidiary owns a partial interest in the EnerTech funds.

                                                       Year Ended December 31,
                                                       -----------------------
   Income Statement Information                         2000    1999    1998
   ----------------------------                        ------- ------- -------
                                                       (Dollars in Thousands)
   Operating Revenues *............................... $69,513 $60,272 $(2,161)
   Income (Loss) Before Taxes.........................  61,319  58,500  (3,743)

  --------
  * Includes the net change in investment valuation.

                                                                As of December
                                                                     31,
                                                               ----------------
   Balance Sheet Information                                     2000    1999
   -------------------------                                   -------- -------
                                                                 (Dollars in
                                                                  Thousands)
   Current assets............................................. $  2,570 $11,387
   Noncurrent assets..........................................  105,740  42,761
                                                               -------- -------
   Total assets............................................... $108,310 $54,148
                                                               ======== =======
   Current liabilities........................................ $  3,000 $ 7,052
   Partners' capital..........................................  105,310  47,096
                                                               -------- -------
   Total capitalization and liabilities....................... $108,310 $54,148
                                                               ======== =======

Other Investments

  Conectiv's other investments that affect its results of operations include marketable securities (other than those held in nuclear decommissioning trust funds) and minority interests in a venture capital fund and an Internet start-up project. For 2000, these investments resulted in a net loss, including $3.0 million before taxes

($2.0 million after taxes, or $0.02 per share of common stock) which was rec-ognized in earnings and $3.1 million before taxes ($2.0 million after taxes) which was recognized in other comprehensive income. The earnings from these investments in 1999 and 1998 was insignificant. The carrying value of these investments was $4.6 million as of December 31, 2000.

  See Note 9 to the Consolidated Financial Statements for additional informa-tion concerning investment income.

NOTE 9. SUMMARIZED FINANCIAL INFORMATION OF ENTITIES NOT CONSOLIDATED

  Summarized financial information for unconsolidated entities accounted for on the equity method (excluding the EnerTech funds, which are shown in Note 8 to the Consolidated Financial Statements) is presented below for the periods the unconsolidated entities are included in Conectiv's Consolidated Financial Statements. The amounts presented below are primarily attributed to unconsoli-dated electric co-generation projects and are for the unconsolidated entities in their entirety.

                                                        Year Ended December 31,
                                                        -----------------------
   Income Statement Information                          2000    1999    1998
   ----------------------------                         ------- ------- -------
                                                        (Dollars in Thousands)
   Operating Revenues.................................. $90,144 $98,507 $99,208
   Income Before Taxes................................. $24,848 $15,932 $50,077

                                                               As of December
                                                                     31,
                                                              -----------------
   Balance Sheet Information                                    2000     1999
   -------------------------                                  -------- --------
                                                                 (Dollars in
                                                                 Thousands)
   Current assets............................................ $ 60,135 $ 77,404
   Noncurrent assets.........................................  137,694  225,860
                                                              -------- --------
   Total assets.............................................. $197,829 $303,264
                                                              ======== ========
   Current liabilities....................................... $ 27,786 $ 17,125
   Noncurrent liabilities....................................  123,074  147,443
   Partners' capital.........................................   46,969  138,696
                                                              -------- --------
   Total capitalization and liabilities...................... $197,829 $303,264
                                                              ======== ========

  The carrying amount of Conectiv's subsidiaries' investments in these enti-ties was $20.8 million as of December 31, 2000 and $60.4 million as of Decem-ber 31, 1999. The decrease in the carrying amount of the investment as of De-cember 31, 2000 compared to December 31, 1999 was primarily due to the sale of two projects that CTS had investments in, as discussed in Note 6 to the Con-solidated Financial Statements. Conectiv's subsidiaries' equity in earnings of these entities was $13.0 million in 2000, $6.4 million in 1999, and $22.2 mil-lion in 1998. These amounts are included in "Other Income" in the Consolidated Statements of Income. Conectiv's subsidiaries received cash distributions from these entities of $13.4 million in 2000, $86.4 million in 1999, which includes the $82.2 million distribution related to the purchased power contract termi-nation discussed in Note 11 to the Consolidated Financial Statements, and $22.2 million in 1998.

NOTE 10. REGULATORY MATTERS

Electric Utility Industry Restructuring

New Jersey Electric Utility Industry Restructuring

  On February 9, 1999, New Jersey enacted the Electric Discount and Energy Competition Act (the New Jersey Act) which, among other things, provided cus-tomers of New Jersey electric utilities with a choice of electricity suppliers beginning August 1, 1999. Pursuant to the New Jersey Act, on July 15, 1999, the NJBPU issued a Summary Order to ACE concerning stranded costs, unbundled rates, and other matters related to restructuring. The NJBPU indicated that a more de-tailed order would be issued at a later time. Issuance of the NJBPU's final order for ACE has been delayed due to appeals of the NJBPU's final order con-cerning restructuring the electricity supply business of Public Service Elec-tric and Gas Company (PSE&G) and recent electricity shortages and price in-creases in California. On December 6, 2000, the New Jersey Supreme Court af-firmed the judgment of the New Jersey Superior Court Appellate Division which had previously affirmed the NJBPU's final order concerning the PSE&G restruc-turing. However, management cannot predict the timing or outcome of this or related matters, such as securitization by ACE of its stranded costs and the sale of electric generating plants, as discussed in Note 14 to the Consoli-dated Financial Statements.

  The key provisions of the Summary Order issued by the NJBPU to ACE are dis-cussed below.

Rate Decreases

  In its Summary Order, the NJBPU directed ACE to implement a 5% aggregate rate reduction effective August 1, 1999 and an additional 2% rate reduction by January 1, 2001. By August 1, 2002, rates must be reduced by 10% from the rates that were in effect as of April 30, 1997.

  The initial 5% rate reduction effective August 1, 1999 reduced annual reve-nues by approximately $50 million. The additional 2% rate reduction required by January 1, 2001 was implemented through two separate 1% rate reductions ef-fective January 1, 2000 and 2001, respectively. Each of the 1% rate reductions reduced annual revenues by approximately $10 million, or $20 million in total. The final rate reduction, which is required by August 1, 2002, is expected to reduce revenues by an additional $30 million, which would result in a cumula-tive rate reduction of $100 million since August 1, 1999.

Stranded Cost Recovery and Securitization

  Stranded costs are the uneconomic portion of assets and long-term contracts that resulted from electric utility industry restructuring. The Summary Order provides that ACE may divest its nuclear and fossil fuel-fired baseload units and transfer combustion turbine electric generating units to a non-utility af-filiated company at net book value. Additional NJBPU approvals are required prior to the sale of the nuclear and fossil fuel-fired baseload units of ACE. The NJBPU determined that ACE will have the opportunity to recover 100% of the net stranded costs related to certain generation units to be divested and the stranded costs associated with power purchased from non-utility generators
(NUGs), subject to further NJBPU proceedings. The Summary Order, in conjunc-tion with the New Jersey Act, also permits securitization of stranded costs through the issuance of transition bonds in the amount of the after-tax stranded cost recovery approved by the NJBPU. Management expects the transi-tion bonds will be issued after ACE completes the sale of certain electric generating units, as discussed in Note 14 to the Consolidated Financial State-ments. The ability to issue transition bonds would depend not only upon ap-proval of the NJBPU, but also on the conditions in the relevant capital mar-kets at the times of the offerings. Proceeds from the transition bonds may be used to refinance ACE's debt and preferred securities, finance the restructur-ing of purchased power contracts, or otherwise reduce costs in order to de-crease regulated electricity rates. The Summary Order allows securitization of
(a) 100% of the net stranded costs of certain generation units to be divested, over a period not to exceed 15 years, and (b) 100% of the costs to effect po-tential NUG contract buyouts or buydowns, over a period not to exceed the re-maining term of the restructured contracts. The Summary Order provides for the principal of and interest on transition bonds to be collected from customers through a transition bond charge over the securitization term. The Summary Or-der also provides for customer rates to include a separate market transition charge for recovery of the income tax expense associated with the revenues from transition bond charges.

  The balance for ACE's pre-tax recoverable stranded costs, net of amortized amounts, was approximately $959 million as of December 31, 2000 and $988 mil-lion as of December 31, 1999. The balances of recoverable stranded costs in-clude the stranded costs estimated and recorded as a result of discontinuing the application of SFAS No. 71 (as discussed in Note 7 to the Consolidated Fi-nancial Statements) and the $228.5 million payment to terminate a NUG contract (as discussed in Note 11 to the Consolidated Financial Statements). ACE's amount of recoverable stranded costs remains subject to adjustment based on the ac-tual gains and losses realized on the sale of certain electric generating plants, additional buyouts or buydowns of NUG contracts, the NJBPU's final re-structuring order, and the final amount determined to be recoverable through customer rates under the New Jersey Act.

Shopping Credits and Basic Generation Service

  The Summary Order established minimum initial shopping credits for customers who choose an alternative electricity supplier, from a system average 5.27 cents per kilowatt-hour (kWh), effective August 1, 1999, to a system average of 5.48 cents per kWh in 2003. These shopping credits include transmission costs and charges by ACE for its Basic Generation Service (BGS) provided to retail customers who do not choose an alternative electricity supplier. ACE is obligated to provide BGS through July 31, 2002; thereafter, the BGS supplier is expected be determined each year based on a competitive bidding process.

  In accordance with the Summary Order, the rates charged to ACE's customers for BGS include a component for the market-value of power purchased from NUGs. The above-market portion of the cost of NUG power is being collected through a non-bypassable "Net NUG Charge" included in regulated electricity delivery rates, over the remaining term of the NUG contracts. The above-market portion of the costs of certain of ACE's power plants is being recovered through a "Market Transition Charge," included in regulated electricity delivery rates. The NJBPU's Summary Order also provided that ACE's regulatory liability for over-recovered energy supply costs as of July 31, 1999 would be offset by any subsequent under-recoveries of the costs associated with BGS. Due to under-re-coveries of such costs, ACE reduced its liability for over-recovered energy supply costs and recognized like amounts of revenues in the amounts of $17.5 million for 2000 and $17.2 million for 1999. Customer rates are to be adjusted for any deferred balance remaining after the initial four-year transition pe-riod, which ends July 31, 2003. ACE's recovery of BGS supply costs is subject to review by the NJBPU.

Customer Account Services

  During the fourth quarter of 1999, the NJBPU began a proceeding concerning customer metering, billing, and other account administration functions (Cus-tomer Account Services). On December 22, 2000, the NJBPU approved a stipula-tion, to which ACE and certain other New Jersey utilities were parties, in the Customer Account Services proceeding. One of the terms of the stipulation re-quires ACE to begin purchasing the receivables of third parties supplying electricity to ACE's delivery customers in the second quarter of 2001. The stipulation remains effective through August 1, 2003.

Delaware Electric Utility Industry Restructuring

  On March 31, 1999, Delaware enacted the Electric Utility Restructuring Act of 1999 (the Delaware Act), which provided for a phase-in of retail customer choice of electricity suppliers from October 1999 to October 2000, customer rate decreases, and other matters concerning restructuring the electric util-ity industry in Delaware. On April 15, 1999, DPL submitted a compliance plan to the DPSC for implementing the provisions of the Delaware Act in DPL's Dela-ware service area. On August 31, 1999, the DPSC issued an order on DPL's com-pliance plan. The DPSC's order is discussed below.

Implementation Dates

  The DPSC approved implementation dates for retail customer choice of elec-tric suppliers of October 1, 1999 for customers with a peak monthly load of 1,000 kilowatts (kW) or more; January 15, 2000 for customers with a peak monthly load of 300 kW or more; and October 1, 2000 for other customers.

Rate Decrease

  The DPSC approved DPL's proposed rate structure, which provides for a 7.5% decrease in DPL's Delaware residential electric rates, effective October 1, 1999, with those rates held constant from October 1, 1999 to

September 30, 2003. Also, non-residential rates are to be held constant from October 1, 1999 to September 30, 2002. The initial 7.5% residential rate re-duction reduced revenues by approximately $17.5 million on an annualized ba-sis.

Sale of Electric Generating Plants

  The Delaware Act permits DPL to sell, transfer, or otherwise divest its electric generating plants without DPSC approval after October 1, 1999. The DPSC's order effectively provides that electric rates will remain unchanged as a result of such divestiture. See Note 14 to the Consolidated Financial State-ments for related information concerning the expected sales of electric gener-ating plants.

Stranded Cost Recovery

  The rates approved by the DPSC also provide for DPL's recovery of stranded costs, $16 million net of taxes, or $31 million before taxes, through a "Com-petitive Transition Charge" billed to non-residential customers from October 1, 1999 to September 30, 2002.

Shopping Credits

  The system-average customer shopping credits, which include the costs of electricity supply, transmission, and ancillary services, are 4.736 cents per kWh for the year beginning October 1, 1999, 4.719 cents per kWh for the year beginning October 1, 2000, and 4.721 cents per kWh for the year beginning Oc-tober 1, 2001.

Default Service for Electricity Supply

  The Delaware Act makes DPL the provider of default service to customers who do not choose an alternative electricity supplier for 3 years ending September 30, 2002 for non-residential customers and the 4 years ending September 30, 2003 for residential customers (transition periods). Thereafter, the DPSC may conduct a bidding process to select the default supplier for such customers. The DPSC order permits customers with demand below 300 kW to choose an alter-native electric supplier and to switch back to DPL's default service without any time restrictions or price differential. Customers with demand above 300 kW who choose an alternative electricity supplier and switch back to DPL's de-fault service must either, at the customer's option, return to DPL's default service for a minimum of 12 months or pay market prices.

Maryland Electric Utility Industry Restructuring

  On April 8, 1999, Maryland enacted the Electric Customer Choice and Competi-tion Act of 1999 (the Maryland Act), which provided for customer choice of electricity suppliers, customer rate decreases, and other matters concerning restructuring the electric utility industry in Maryland. On October 8, 1999, the MPSC issued an order to DPL that approved a settlement agreement for im-plementing the provisions of the Maryland Act in DPL's Maryland service area. The key elements of the approved settlement agreement are discussed below.

Implementation Date

  Effective July 1, 2000, all of DPL's Maryland retail customers were eligible to select an alternative electricity supplier.

Rate Decrease

  The MPSC approved a 7.5% decrease in DPL's Maryland residential electric rates, effective July 1, 2000, with those rates held constant from July 1, 2000 to June 30, 2004. Also, non-residential rates are to be held constant from July 1, 2000 to June 30, 2003. The initial 7.5% residential rate reduc-tion reduced revenues by approximately $12.5 million on an annualized basis.

Sale of Electric Generating Plants

  The Maryland Act in conjunction with the approved settlement effectively provides that electric rates will not be changed in the event DPL sells or transfers electric generating assets. See Note 14 to the Consolidated Finan-cial Statements for related information concerning the expected sales of elec-tric generating plants.

Stranded Cost Recovery

  The MPSC approved DPL's recovery of stranded costs, $8 million net of taxes, or $14 million before taxes, through a "Competitive Transition Charge" billed to non-residential customers from July 1, 2000 to June 30, 2003.

Shopping Credits

  The system-average customer shopping credits, which include the costs of electricity supply, transmission, and ancillary services, are 5.385 cents per kWh for the year beginning July 1, 2000, 5.388 cents per kWh for the year be-ginning July 1, 2001, and 5.390 cents per kWh for the year beginning July 1, 2002.

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

Virginia Electric Utility Industry Restructuring

  On March 29, 1999, the Governor of Virginia signed the Virginia Electric Utility Restructuring Act (the Virginia Act). In connection with the Virginia Act, the VSCC issued an order on June 29, 2000 that, among other things, ap-proved DPL's plan for the functional separation of electric generation opera-tions from transmission and distribution operations and authorized the trans-fer of certain electric generating plants and related assets to other Conectiv subsidiaries. DPL has proposed to the VSCC to offer choice of electricity sup-pliers to all of its retail Virginia customers as of January 1, 2002. Revenues from regulated retail electricity sales in Virginia represented approximately 1.7% of Conectiv's regulated retail electric and gas revenues for 2000.

NOTE 11. TERMINATION AND RESTRUCTURING OF PURCHASED POWER CONTRACTS

  On November 10, 1999, the NJBPU issued an order approving termination of a contract under which ACE had purchased energy and 116 MW of capacity from Pedricktown, a NUG partnership which was owned 50% by other Conectiv subsidi-aries. The NJBPU order provided that ACE is entitled to recover from customers the contract termination payment of $228.5 million, transaction costs, and in-terim financing costs. The NJBPU order also found that the contract termina-tion payment and related transaction costs are eligible for long-term financ-ing through the issuance of securitized bonds. On December 28, 1999, ACE paid $228.5 million to terminate the contract and borrowed funds to finance the contract termination payment (as discussed in Note 21 to the Consolidated Fi-nancial Statements). The contract termination payment and related costs are included in "Recoverable Stranded Costs" on the Consolidated Balance Sheets. ACE's customer rates were reduced by about 1% (approximately $10 million of revenues on an annualized basis) effective January 1, 2000 as a result of the net savings from the contract termination.

  On December 6, 2000, the NJBPU approved ACE's payment on January 22, 2001 of $3.45 million in connection with restructuring ACE's purchased power contract with a NUG, American Ref-Fuel Company of Delaware Valley, L.P.

  Management anticipates that transition bonds will ultimately be used to fi-nance the stranded costs associated with the buyout or buydown of ACE's NUG contracts.

  On December 28, 1999, the Conectiv subsidiaries that own 50% of the Pedricktown NUG partnership with which ACE terminated its contract received an $82.2 million distribution from Pedricktown. The distribution was primarily the result of a gain realized by Pedricktown from the contract termination; the Conectiv subsidiaries' share of the gain was estimated at $75.0 million as of December 31, 2000 and $70.8 million as of December 31, 1999. Conectiv's subsidiaries share of the gain is deferred in Conectiv's Consolidated Balance Sheets and classified under "Deferred Credits and Other Liabilities." The de-ferred gain is expected to be either (a) amortized to income over the period revenues are collected from ACE's customers to repay the transition bonds ex-pected to be issued to recover the contract termination payment, or (b) recog-nized in income if the Conectiv subsidiaries no longer hold an ownership in-terest in Pedricktown.

NOTE 12. ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES

  Conectiv actively participates in the wholesale energy markets and engages in commodity hedging activities to minimize the risk of market fluctuations associated with the purchase and sale of energy commodities (natural gas, pe-troleum and electricity). Some hedging activities are conducted using deriva-tive instruments. The remainder of Conectiv's hedging activity is conducted by backing physical transactions with offsetting physical positions. The hedging objectives include the assurance of stable and known minimum cash flows and the fixing of favorable prices and margins when they become available. Conectiv's participation in wholesale energy markets includes trading and ar-bitrage activities, which expose Conectiv to commodity market risk. To the ex-tent that Conectiv has net open positions, controls are in place that are in-tended to keep risk exposures within management-approved risk tolerance lev-els.

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

  Open commodity positions may be "long" or "short." A long position indicates that Conectiv has an excess of the commodity available for sale. A short posi-tion means Conectiv will have to obtain additional commodity to fulfill its sales requirements. A "delta" position is the conversion of an option into futures contract equivalents. The option delta is dependent upon the strike price, volatility, current market price and time-value of the option.

  Counterparties to its various hedging and trading contracts expose Conectiv to credit losses in the event of nonperformance. Management has evaluated such risk, implemented credit checks and established reserves for credit losses.

Non-regulated Natural Gas Activities

  At December 31, 2000, Conectiv's open futures contracts represented a net long position with a notional quantity of 13.7 billion cubic feet (Bcf), through April 2002. Conectiv also had a net short commodity swap position at December 31, 2000 equivalent to 8.9 Bcf through May 2002, and a net short ba-sis swaps position equivalent to 2.7 Bcf through November 2002. At December 31, 1999, Conectiv's open futures contracts represented a net long position with a notional quantity of 8.5 billion cubic feet (Bcf), through March 2002. Conectiv also had a net long commodity swap position at December 31, 1999 equivalent to 1.2 Bcf and a net short basis swaps position equivalent to 0.2 Bcf.

  Gains recognized for gas trading positions (physical and financial combined) were as follows: 2000--$19.7 million, including a $35.3 million unrealized gain; and 1999--$5.0 million, including a $3.0 million unrealized gain. The annual average unrealized gain on gas trading activities was $7.8 million in 2000 and $2.1 million in 1999. During 1998, recognized and unrealized gains from gas trading positions were not material to Conectiv's results of operations or financial position.

  An unrealized hedging gain of $5.6 million as of December 31, 2000 and an unrealized hedging loss of $7.6 million as of December 31, 1999 from natural gas futures, swaps and options contracts used to hedge gas marketing activi-ties were deferred in the Consolidated Balance Sheets. A loss for 2000 and gain for 1999 on the physical commodity transactions being hedged offset the related hedging gain and loss, respectively.

Regulated Natural Gas Activities

  Gains and losses on regulated gas hedging are included in the gas cost re-covery provisions of the regulated energy adjustment clause.

  At December 31, 2000, Conectiv's open futures contracts represented a net long position with a notional quantity of 0.2 Bcf, through October 2001. Conectiv also had a net long commodity swap position at December 31, 2000 equivalent to 14.1 Bcf through December 2002. At December 31, 1999, Conectiv had a long commodity swap position of 4.0 Bcf for the regulated gas business.

  Unrealized hedging gains of $14.4 million as of December 31, 2000 and an unrealized loss of $1.4 million as of December 31, 1999 from natural gas futures, swaps and options contracts used to hedge regulated gas activities were deferred in the Consolidated Balance Sheets. During 1998, derivatives were not used for regulated hedging.

Electricity Marketing and Trading Activities

  Primarily resulting from forward contracts, at December 31, 2000, Conectiv had a net long exposure of 1,195,000 megawatt-hours (MWH) through December 2003; and at December 31, 1999, Conectiv had a net long exposure of 219,900 MWH through December 2000.

  The amounts of deferred gains and losses from hedges of electricity market-ing activities were as follows: as of December 31, 2000, a loss of $0.2 mil-lion was deferred and as of December 31, 1999, a gain of $0.1 million was de-ferred in the Consolidated Balance Sheets.

  During 1998 to 2000, the gains recognized for electricity trading activities (physical and financial combined) were as follows: $12.5 million in 2000, in-cluding a $3.6 million unrealized gain; $6.0 million in 1999, including a $1.3 million unrealized gain; and $11.4 million in 1998, including a $1.2 million unrealized gain. The annual average unrealized gain on electricity trading ac-tivities was $1.3 million in 2000, $0.1 million in 1999, and $1.3 million in 1998.

Electricity Generation Activities

  As a result of electric utility industry restructuring orders issued in 1999, deregulated operation of the electric generating plants owned by Conectiv subsidiaries was phased-in from August 1, 1999 to July 1, 2000. As of July 1, 2000, approximately 79% of Conectiv's electric generating capacity was being operated on a deregulated basis and the remaining 21% was dedicated to supplying BGS customers, in accordance with the terms of the Summary Order is-sued by the NJBPU.

  Conectiv hedges portions of the fuel purchased and the electricity output of the generating plants using derivative instruments and forward contracts to stabilize fuel costs and to lock-in prices for electricity generated. As of December 31, 2000, Conectiv hedged 680,800 MWH of forward generation output, through the sale of forward contracts, which resulted in a $13.5 million unrealized and unrecognized loss as of December 31, 2000. As of December 31, 1999, Conectiv hedged 3,865,800 MWH of forward generation output, through the sale of forward contracts, which resulted in an $11.0 million unrealized and unrecognized gain as of December 31, 1999.

  A net unrealized gain of $0.2 million that resulted from hedging the cost of gas and oil burned by electric generating units was deferred in the Consoli-dated Balance Sheet as of December 31, 2000. At December 31, 2000, forward natural gas hedges consisted of a long position of futures, forwards and swaps with a combined notional amount of 25.3 Bcf. At December 31, 2000, forward pe-troleum hedges consisted of a long position in futures and swaps of 2.4 mil-lion barrels. A net unrealized loss of $4.1 million which resulted from hedg-ing the cost of gas burned by electric generating units was deferred in the Consolidated Balance Sheet as of December 31, 1999. This hedge consisted of a long position of natural gas futures, forwards and swaps with a combined notional amount of 12.9 Bcf.

Petroleum Activities

  To hedge a portion of its petroleum sales commitments, Conectiv had a net long position in futures as of December 31, 2000 and 1999 with notional equiv-alents of 254,000 barrels and 376,000 barrels, respectively. An unrealized hedging gain of $0.4 million was deferred as of December 31, 2000 and an unrealized hedging gain of $3.0 million was deferred as of December 31, 1999.

  In 2000, petroleum trading activities recognized a $6.6 million gain, in-cluding a $0.9 million unrealized gain. In 1999 a $1.3 million trading gain was recognized, including a $0.7 million unrealized gain. The average annual unrealized gain on petroleum trading activities was $0.8 million for 2000, and $0.5 million for 1999.

NOTE 13. JOINTLY OWNED PLANT

  Conectiv's Consolidated Balance Sheets include its proportionate share of assets and liabilities related to jointly owned plant. Conectiv's subsidiaries have ownership interests in electric generating plants, transmission facili-ties, and other facilities in which other parties have ownership interests. Conectiv's proportionate shares of operating and maintenance expenses of the jointly owned plant is included in the corresponding expenses in Conectiv's Consolidated Statements of Income. Conectiv is responsible for providing its share of financing for the jointly owned facilities.

  Information with respect to Conectiv's shares of jointly owned plant as of December 31, 2000 is shown below. As discussed in Note 14 to the Consolidated Financial Statements, the ownership interests of DPL in nuclear electric gen-erating plants were sold on December 29, 2000 and there are agreements to sell to third parties the remaining jointly owned nuclear and coal-fired plants, which are listed below.

                                    Megawatt                        Construction
                         Ownership Capability Plant in Accumulated    Work in
                           Share     Owned    Service  Depreciation   Progress
                         --------- ---------- -------- ------------ ------------
                                                    (Dollars in Thousands)
Nuclear
  Peach Bottom..........    7.51%     164     $  4,847   $   944*     $ 4,760
  Salem.................    7.41%     167        3,892     2,236*       2,517
  Hope Creek............    5.00%      52        1,930       923*         619
Coal-Fired
  Keystone..............    6.17%     106       34,733    15,285        1,193
  Conemaugh.............    7.55%     129       68,796    24,318        1,698
Transmission
 Facilities.............  Various               29,448    13,878           --
Other Facilities........  Various                3,269       887           --
                                              --------   -------      -------
Total...................                      $146,915   $58,471      $10,787
                                              ========   =======      =======

--------
*  Excludes nuclear decommissioning reserve.

NOTE 14. AGREEMENTS FOR THE SALES OF ELECTRIC GENERATING PLANTS

  DPL and ACE have entered into agreements for the sale of their respective ownership interests in non-strategic baseload fossil fuel-fired electric gen-erating plants and ACE has executed agreements for the sale of its ownership interests in nuclear electric plants. A summary of the electric generating plants that were subject to agreements for sale as of December 31, 2000 is shown in the table below. The ownership interests of DPL in nuclear electric generating plants that were sold on December 29, 2000 are excluded from the table. Management intends to retain certain fossil fuel-fired electric gener-ating plants which are strategic to Conectiv's energy business, pursuant to Conectiv's "mid-merit" strategy as discussed in the "Mid-Merit Electric Gener-ation" section of Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A). The operating results of the electric gener-ating plants to be sold are included in the Energy business segment shown in
Note 27 to the Consolidated Financial Statements.

Electric Generating Plants Subject to Agreements for Sale

                                                     As of December 31, 2000
                                                     -------------------------
                                                        MW of       Net Book
                                                      Capacity        Value
                                                     ------------  -----------
                                                         ($ in millions)
   Fossil Units:
     Wholly owned...................................      1,586.0   $     341.9
     Jointly owned..................................        234.5          66.8
   Jointly owned nuclear units......................        383.0          14.5
                                                     ------------   -----------
                                                          2,203.5   $     423.2
                                                     ============   ===========

  On September 30, 1999, Conectiv announced that DPL and ACE reached agree-ments to sell their ownership interests in nuclear plants to PSEG Power LLC (a subsidiary of Public Service Enterprise Group Incorporated) and PECO Energy Company (PECO). Pursuant to the agreements, DPL sold its 7.51% (164 MW) inter-est in Peach Bottom and 7.41% (167 MW) interest in Salem and the related nu-clear fuel on December 29, 2000 for approximately $32 million. DPL used ap-proximately $26 million of the proceeds to repay the lease obligation related to the nuclear fuel. In accordance with the sales agreements, DPL transferred its decommissioning trust funds and related obligation for decommissioning the plants to the purchasers. Completion of these sales resulted in a gain of $16.6 million before income taxes ($12.8 million after income taxes, or $0.15 per share of Conectiv common stock). The pre-tax gain primarily resulted from the reversal of previously accrued liabilities associated with the nuclear plants and is classified as a reduction of operating expenses in the 2000 Con-solidated Statement of Income. ACE's interests in the nuclear units that are subject to the sales agreements include a 7.51% (164 MW) interest in Peach Bottom, a 7.41% interest (167 MW) in Salem and a 5.0% interest (52 MW) in Hope Creek. The agreements for the sale of ACE's interests in the nuclear plants provide for (a) a sales price of approximately $11 million plus the net book value of the interests of ACE in nuclear fuel on-hand as of the closing date and (b) the transfer of ACE's nuclear decommissioning funds and related obli-gation for decommissioning the plants to the purchasers upon completion of the sales.

  On January 19, 2000, Conectiv announced that DPL and ACE reached agreements to sell certain wholly and jointly owned fossil units to NRG Energy, Inc.
(NRG), a subsidiary of Northern States Power Company, for $800 million. The units to be sold under the agreements have a total capacity of 1,820.5 MW, and had a net book value of $408.7 million as of December 31, 2000. Management ex-pects the proceeds from the planned sales of the electric generating plants will be used to repay debt and to fund expansion of the mid-merit generation business. The terms of DPL's agreement with NRG provide for DPL to purchase from NRG 500 megawatt-hours of firm electricity per hour from completion of the sale through December 31, 2005. Upon completion of the sales of the non-strategic baseload electric generating plants, DPL and ACE will purchase power to supply electricity to customers who do not choose alternative electricity suppliers. For information concerning long-term purchased power contracts, see
Note 23 to the Consolidated Financial Statements.

  Consummation of the sales of the electric generating plants is subject to the receipt of required regulatory approvals. In addition, the agreements for the sales of the electric generating plants contemplated that the sales of the plants of ACE and DPL would occur simultaneously. Appeals related to the NJBPU's final order concerning restructuring the electricity supply business of PSE&G and recent electricity shortages and price increases in California have resulted in delays in the issuance of required regulatory approvals, the NJBPU's final order concerning restructuring the electricity supply business of ACE, and the closings of the sales of the electric generating units. Effec-tive October 3, 2000, the agreements relating to the sale of the nuclear plants were amended to, among other things, permit separate closings of the sales of the ACE and DPL interests in the nuclear plants. DPL's ownership in-terests in the nuclear electric generating plants were sold on December 29, 2000, as discussed above. On December 6, 2000, the New Jersey Supreme Court affirmed the judgment of the New Jersey Superior Court Appellate Division, which had previously upheld the NJBPU's final order concerning the PSE&G re-structuring. Management currently expects the sales of ACE's nuclear and fos-sil, and DPL's fossil, electric generating plants to take place during 2001. However, management cannot predict the timing of the issuance of required NJBPU approvals, the timing or outcome of appeals, if any, of such approvals, the effect of any of the foregoing on the ability of ACE or DPL to consummate the sales of various electric generating plants or the impact of any of the foregoing on ACE's ability to recover or securitize any related stranded costs.

  Based on the terms of the restructuring orders and sales agreement with NRG, management expects to recognize a net gain in earnings when the sale of the electric generating plants is completed. There can be no assurances, however, that the sales of the electric generating plants will be completed pursuant to the agreements, or that any gain will be realized from such sales of electric generating plants. As of December 31, 2000, approximately $20 million of costs associated with selling the electric generating plants had been deferred as an adjustment to the expected future gain or loss on the sales. In the event the sales are not completed, these costs would be expensed.

NOTE 15. WHOLESALE TRANSACTION CONFIRMATION LETTER AGREEMENTS

  On October 3, 2000, ACE entered into Wholesale Transaction Confirmation let-ter agreements (Letter Agreements). The Letter Agreements provide for the sale of the electricity output and capacity associated with the ownership interests of ACE in Peach Bottom, Salem, and Hope Creek. PECO and PSEG Energy Resources & Trade LLC (PSER&T), an indirect subsidiary of Public Service Enterprise Group, purchase the electricity output and capacity from ACE under the Letter Agreements. The Letter Agreements became effective October 7, 2000, and termi-nate for each plant upon the earlier of (1) the closing of the sale of the plant, (2) the termination of the agreement relating to the sale of the plant or (3) September 30, 2001.

  In exchange for the electricity output and capacity purchased from a given plant, PECO and PSER&T reimburse ACE for the nuclear fuel amortized during the term of the Letter Agreements at each plant, and are responsible for the pay-ment of operation and maintenance costs, inventories, capital expenditures (subject, in certain circumstances, to reimbursement by ACE) and certain other liabilities associated with the ownership interests of ACE in each plant.

  DPL had also entered into Letter Agreements, similar to the agreements en-tered into by ACE, for the sale of the electricity output and capacity associ-ated with the ownership interests of DPL in Peach Bottom and Salem, effective October 7, 2000. DPL's Letter Agreements terminated effective with the sale of DPL's interests in such nuclear plants on December 29, 2000.

NOTE 16. NUCLEAR DECOMMISSIONING

  As discussed in Note 14 to the Consolidated Financial Statements, DPL sold its ownership interests in Peach Bottom and Salem on December 29, 2000. As part of the sales, DPL transferred its decommissioning trust funds and related obligations for decommissioning the plants to the purchasers. As a result, Conectiv's Consolidated Balance Sheet as of December 31, 2000 excludes any amounts for the former decommissioning trust funds and related decommissioning obligations of DPL. During 2001, ACE is expected to sell its ownership interests in nuclear electric generating plants and trans-fer its decommissioning trust funds and related obligation for decommissioning the plants to the purchasers upon completion of the sales.

  The portion of the estimated cost of decommissioning nuclear reactors re-lated to ACE's ownership interests and DPL's former ownership interests in nu-clear electric generating plants has been recorded over the estimated lives of the plants based on amounts collected in rates charged to electric customers. ACE estimates its share of future nuclear decommissioning costs ($157 million) based on site-specific studies filed with and approved by the NJBPU. The ulti-mate cost of nuclear decommissioning for ACE's ownership interests in the nu-clear electric generating plants may exceed the estimate. Prior to the sale of its ownership interests in nuclear electric generating plants, DPL had esti-mated its share of nuclear decommissioning costs based on Nuclear Regulatory Commission (NRC) regulations concerning the minimum financial assurance amount for nuclear decommissioning.

  Conectiv's consolidated balances for nuclear decommissioning liability and related external trust funds decreased from December 31, 1999 to December 31, 2000 due to the sales of DPL's ownership interests in nuclear electric gener-ating plants. Conectiv's consolidated accrued nuclear decommissioning liabili-ty, which is reflected in the accumulated reserve for depreciation, was $109.0 million as of December 31, 2000 and $179.5 million as of December 31, 1999. The provision reflected in depreciation expense for nuclear decommissioning was $0.4 million in 2000, $6.7 million in 1999, and $10.6 million in 1998. Ex-ternal trust funds established for the purpose of funding nuclear decommissioning costs had an aggregate book balance (stated at fair market value) of $109.0 million as of December 31, 2000 and $166.9 million as of De-cember 31, 1999. Earnings on the trust funds are recorded as an increase to the accrued nuclear decommissioning liability, which, in effect, reduces the expense recorded for nuclear decommissioning.

  The staff of the Securities and Exchange Commission (SEC) has questioned certain of the current accounting practices of the electric utility industry, including Conectiv, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In February 2000, the FASB issued an expo-sure draft of a new accounting standard that addresses the accounting for ob-ligations associated with the retirement of long-lived assets, such as decommissioning costs of nuclear generating stations. Under this proposed ac-counting standard, the fair value of the decommissioning obligation would be capitalized as part of the cost of the nuclear generating station and recorded as a liability. The cost capitalized would be depreciated over the life of the nuclear generating station. Changes in the liability due to the passage of time would be recorded as interest expense. Changes in the liability resulting from revisions in the timing or amount of cash flows would increase or de-crease the liability and the carrying amount of the nuclear generating sta-tion. Trust fund income from the external decommissioning trusts would be re-ported as investment income under the proposed accounting standard rather than as a reduction of decommissioning expense.

NOTE 17. REGULATORY ASSETS AND LIABILITIES

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

  As discussed in Notes 1, 7, and 10 to the Consolidated Financial Statements, in the third quarter of 1999, the electricity supply businesses of ACE and DPL no longer met the requirements of SFAS No. 71. Accordingly, regulatory assets and liabilities related to the electricity supply business were written off, except to the extent that future cost recovery was provided for through the regulated electricity delivery business. A regulatory asset,

"Recoverable stranded costs," was established to recognize amounts to be col-lected from regulated delivery customers for stranded costs that resulted from deregulation of the electricity supply business.

  The table below displays the regulatory assets and liabilities as of Decem-ber 31, 2000 and December 31, 1999.

                                                     December 31, December 31,
Regulatory Assets (Liabilities)                          2000         1999
-------------------------------                      ------------ ------------
                                                       (Millions of Dollars)
Recoverable stranded costs..........................   $  988.2     $1,030.0
Deferred recoverable income taxes...................       84.7         93.9
Deferred debt refinancing costs.....................       20.7         21.1
Unrecovered New Jersey state excise taxes...........       10.4         22.6
Deferred other postretirement benefit costs.........       30.0         32.5
Unrecovered purchased power costs...................       14.5         28.9
Deferred energy supply costs--DPL...................       22.1          8.6
Deferred energy supply costs--ACE...................      (34.7)       (46.4)
Deferred costs for nuclear
 decommissioning/decontamination....................        5.1          5.6
Regulatory liability for New Jersey income tax
 benefit............................................      (49.3)       (49.3)
Asbestos removal costs..............................        8.0          8.3
Deferred demand-side management costs...............        2.4          4.1
Other...............................................        2.9          2.7
                                                       --------     --------
Total...............................................   $1,105.0     $1,162.6
                                                       ========     ========

  Recoverable Stranded Costs: Represents amounts to be collected from regu-lated delivery customers (net of amounts that have been amortized to expense) for stranded costs which resulted from deregulation of the electricity supply business. Any gain realized on the sale of certain of ACE's electric generat-ing plants will reduce the amount of recoverable stranded costs. The pre-tax balances of $988.2 million as of December 31, 2000 and $1.0 billion as of De-cember 31, 1999 arose from the $228.5 million NUG contract termination payment in 1999, as discussed in Note 11 to the Consolidated Financial Statements, and discontinuing the application of SFAS No. 71 to the electricity supply busi-ness in 1999, as discussed in Note 7 to the Consolidated Financial Statements.

  Deferred Recoverable Income Taxes: Represents the portion of deferred income tax liabilities applicable to utility operations of DPL and ACE that has not been reflected in current customer rates for which future recovery is proba-ble. As temporary differences between the financial statement and tax bases of assets reverse, deferred recoverable income taxes are amortized.

  Deferred Debt Refinancing Costs: See "Deferred Debt Refinancing Costs" in
Note 1 to the Consolidated Financial Statements.

  Unrecovered New Jersey State Excise Taxes: Represents additional amounts paid, by ACE, as a result of prior legislative changes in the computation of New Jersey state excise taxes. These costs are included in current customer rates, with the remaining balance scheduled for full recovery over the next 2 years.

  Deferred Other Postretirement Benefit Costs: Represents the non-cash portion of other postretirement benefit costs deferred by ACE during 1993 through 1997. This cost is being recovered over a 15-year period that began on January 1, 1998.

  Unrecovered Purchased Power Costs: Includes costs incurred by ACE for rene-gotiation of a long-term capacity and energy contract. These costs are in-cluded in current customer rates with the balance scheduled for full recovery over the next 14 years. The balance as of December 31, 1999 also included $12 million of prior deferrals by ACE of capacity costs; the amortization of these costs to expense expired in 2000.

  Deferred Energy Supply Costs: See "Energy Supply Costs" in Note 1 to the Consolidated Financial Statements.

  Deferred Costs for Nuclear Decommissioning/Decontamination: Represents amounts recoverable from ACE's customers for amounts owed by ACE to the U.S. government for clean-up of gaseous diffusion enrichment facilities pursuant to the Energy Policy Act of 1992.

  Regulatory Liability for New Jersey Income Tax Benefit: In 1999, a deferred tax asset arising from the write down of ACE's electric generating plants was established. The deferred tax asset represents the future tax benefit expected to be realized when the higher tax basis of the generating plants is deducted for New Jersey state income tax purposes. ACE has requested the New Jersey Di-vision of Taxation to rule on whether or not this tax benefit may be used to reduce the rates charged to ACE's regulated electricity delivery customers for stranded cost recovery. To recognize that this tax benefit probably will be given to ACE's regulated electricity delivery customers through lower electric rates, ACE established a regulatory liability.

  Asbestos Removal Costs: Represents costs incurred by ACE to remove asbestos insulation from a wholly owned generating station. These costs are included in current customer rates with the balance scheduled for full recovery over the next 29 years.

  Deferred Demand-Side Management Costs: Represents deferred costs of programs that allow DPL to reduce the peak demand for power. The remaining recovery pe-riod for these costs is 3 years.

NOTE 18. CONECTIV COMMON STOCK

Significant Transactions

Tender Offer

  Pursuant to a tender offer to purchase shares of Conectiv common stock (the Offer), in June 1999, Conectiv paid $361.4 million (including expenses) to purchase 14,077,466 shares of Conectiv common stock through the Offer at a price of $25.50 per share, which was determined based on procedures described in the Offer. Holders of shares of Class A common stock could participate in the Offer by electing to convert shares of Class A common stock into shares of Conectiv common stock and tendering such shares of Conectiv common stock pur-suant to the Offer. The 14,077,466 shares of Conectiv common stock purchased through the Offer included 1,309,251 shares of Conectiv common stock (1.59997 shares of Conectiv common stock for each share of Class A common stock con-verted) that were issued to and then tendered by holders of 818,297 shares of Class A common stock who elected to convert shares of Class A common stock through the Offer.

Buyback programs

  Conectiv repurchased shares of Conectiv common stock under two buyback pro-grams as follows: 3,411,100 shares for $54.7 million in 2000; 1,670,000 shares for $31.4 million in 1999; and 503,700 shares for $11.3 million in 1998. As of December 31, 2000, 2,760,700 shares of common stock remained authorized for repurchase by the Board of Directors.

1998 Merger

  See Note 4 to the Consolidated Financial Statements and the Statement of Changes in Common Stockholders' Equity for information concerning changes in common stock due to the 1998 Merger.

Other Common Stock Transactions

  For additional information concerning issuances and redemptions of common stock during 1998 through 2000, see the Consolidated Statements of Changes in Common Stockholders' Equity.

Dividend Payments

  As discussed in Note 5 to the Consolidated Financial Statements, during the period the Conectiv/Pepco Merger Agreement is in effect, Conectiv's dividend payments cannot exceed $0.22 per share of Conectiv common stock per quarter.

  In 2000, Conectiv's Board of Directors declared quarterly dividends per share of common stock of $0.22, or $0.88 for the year, which represented ap-proximately 45% of earnings per share of common stock of $1.97. In the second quarter of 1999, Conectiv established the objective of having a dividend pay-out ratio on common stock of 40% to 60% of earnings per share of common stock and also reduced the quarterly dividend from $0.385 per share to $0.22 per share.

Restrictions

  Under PUHCA, Conectiv may not pay dividends on the shares of common stock and Class A common stock from an accumulated deficit or paid-in-capital with-out SEC approval. In the first and second quarters of 2000, Conectiv had accu-mulated deficits and received SEC approval for the payment of quarterly divi-dends on shares of common stock and Class A common stock.

  Conectiv's common dividends paid to public stockholders are currently funded from the common dividends DPL and ACE pay to Conectiv. Under PUHCA, DPL and ACE are prohibited from paying a dividend from an accumulated deficit or paid-in-capital, unless SEC approval is obtained. Also, certificates of incorpora-tion of DPL and ACE require payment of all preferred dividends in arrears (if any) prior to payment of common dividends to Conectiv, and have certain other limitations on the payment of common dividends to Conectiv.

Stock-Based Compensation

  The Conectiv Incentive Compensation Plan (CICP) provides long-term awards to key employees through awards of stock-based compensation. Up to 5,000,000 shares of common stock may be issued under the CICP during the ten-year period from March 1, 1998, through February 28, 2008. Awards granted under the CICP that can be settled in common stock have included performance accelerated re-stricted stock (PARS), stock options, and performance accelerated stock op-tions (PASO).

  The number of shares of Conectiv common stock granted as PARS during 1998, 1999, and 2000 were 52,700, 71,500 and 84,100, respectively. The PARS are earned by the participants over a seven-year vesting period unless accelerated vesting occurs, in whole or in part, due to satisfaction of certain conditions required for accelerated vesting. For the PARS shares granted in 1998, 1999, and 2000, there are 22,000, 22,000, and 39,800 respective shares which have an additional condition required for vesting; a total stockholder return of 8% must be earned over the seven years for those shares to vest, unless vesting is accelerated. The fair value per share on grant date of the PARS was $22.84 for the 1998 grant, $24.25 for the 1999 grant, and $16.56 for the 2000 grant.

  Changes in stock options and PASO are summarized below.

                                2000               1999               1998
                         ------------------ ------------------ ------------------
                                   Weighted           Weighted           Weighted
                         Number of Average  Number of Average  Number of Average
                          Shares    Price    Shares    Price    Shares    Price
                         --------- -------- --------- -------- --------- --------
Beginning-of-year
 balance................ 1,541,950  $23.28  1,072,150  $22.77     38,500  $20.55
Options exercised.......    11,300   16.56      5,600   20.23      3,200   19.89
Options forfeited.......   159,700   20.07     42,400   22.70      2,150   19.73
Options issued.......... 1,156,900   16.65    367,800   24.29    289,000   22.84
PASO issued.............        --      --    150,000   24.25    750,000   22.84
PASO forfeited..........   150,000   22.84         --      --         --      --
End-of-year balance..... 2,377,850   20.33  1,541,950   23.28  1,072,150   22.77
Exercisable.............   141,600   22.46     11,950   20.11     33,150   20.67

  The stock options shown in the table above have a ten-year life, with 50% of the options vesting after two years and the remaining 50% vesting after three years. The PASO shown in the table above have a ten-year life and vest after nine and a half years. One third of the PASO will vest if Conectiv's common stock price closes at or above $26 per share for ten consecutive days, two thirds will vest if the stock price closes at or above $28 per share for ten consecutive days, and all of the PASO will vest if the stock price closes at or above $30 per share for ten consecutive days. For options and PASO out-standing as of December 31, 2000, the range of exercise prices was $16.56 to $24.75, and the weighted average remaining contractual life was 8.0 years.

  Conectiv recognizes compensation costs for its stock-based employee compen-sation plans based on the accounting prescribed by Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Stock-based employee compensation costs charged to expense were $(0.2) million in 2000, $1.8 million in 1999, and $0.9 million in 1998. The $0.2 million ex-pense credit for 2000 includes the reversal of stock compensation expense pre-viously accrued under APB 25 for PARS granted in 1997, which will not be awarded to employees because the performance criteria were not met. Pro forma net income (loss), based on the application of SFAS No. 123, "Accounting for Stock-Based Compensation," was $169.760 million for 2000, $(199.306) million for 1999, and $152.676 million for 1998. Pro forma earnings (loss) per share of Conectiv common stock was $1.96 for 2000, $(2.03) for 1999, and $1.49 for 1998.

  The fair values of each option and PASO granted in 2000, 1999 and 1998, es-timated on the date of grant using the Black Scholes option pricing model, and related valuation assumptions are as follows:

                                                            2000   1999   1998
                                                            -----  -----  -----
   Weighted Average Fair Value Per Option.................. $2.33  $3.38  $2.64
   Weighted Average Fair Value Per PASO....................    --  $3.93  $2.87
   Expected Option Term (years)............................   3.5    3.5    3.5
   Expected PASO Term (years)..............................    --    5.5    5.3
   Expected Volatility.....................................  20.0%  20.0%  20.0%
   Expected Dividend Yield.................................   5.0%   4.0%   6.0%
   Risk-free Interest Rate.................................   6.2%   4.7%   5.6%

Stockholders Rights Plan

  Under Conectiv's Stockholders Rights Plan (Plan), holders of Conectiv common stock and holders of Conectiv Class A common stock were granted preferred stock purchase rights on May 11, 1998, by means of a dividend at the rate of one Right for each share of common stock and one Right for each share of Class A common stock held. The Rights expire in 10 years.

  The purpose of the Plan is to guard against partial tender offers or abusive or unfair tactics that might be used in an attempt to gain control of Conectiv without paying all stockholders a fair price for their shares. The

Plan will not prevent takeovers, but is designed to deter coercive, abusive, or unfair takeover tactics and to encourage individuals or entities attempting to acquire Conectiv to negotiate first with the Board of Directors.

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

NOTE 19. CONECTIV CLASS A COMMON STOCK

General

  Conectiv Class A common stock provides its holders a proportionately greater opportunity to share in the growth prospects of, and a proportionately greater exposure to the uncertainties associated with, the electric utility business of ACE. Earnings applicable to Class A common stock are equal to a percentage of "Company Net Income Attributable to the Atlantic Utility Group," which is earnings of the Atlantic Utility Group (AUG) less $40 million per year. The AUG includes the assets and liabilities of the electric generation, transmis-sion, and distribution businesses of ACE that existed on August 9, 1996 and were regulated by the NJBPU. Effective July 1, 2000, ACE contributed electric generation assets to a newly formed subsidiary, Conectiv Atlantic Generation LLC (CAG), which is part of the AUG. The percentage of "Company Net Income At-tributable to the Atlantic Utility Group" that is applicable to Class A common stock is the "Outstanding Atlantic Utility Fraction" (as defined in Conectiv's Restated Certificate of Incorporation). The Outstanding Atlantic Utility Frac-tion was 27.3% as of December 31, 2000 and 1999, and 30.0% as of December 31, 1998.

  Certain circumstances, as specified in the Restated Certificate of Incorpo-ration of Conectiv, result in an adjustment to the Outstanding Atlantic Util-ity Fraction. As discussed in Note 18 to the Consolidated Financial State-ments, the number of shares of Class A common stock outstanding decreased by 818,297 as a result of the Offer. Due to this reduction in the number of shares of Class A common stock outstanding and in accordance with the Restated Certificate of Incorporation of Conectiv, the Outstanding Atlantic Utility Fraction decreased to 27.3% in June 1999, when the Offer was completed.

  The earnings of the AUG have been affected by the implementation of the Sum-mary Order in New Jersey, including the rate decreases required by the Summary Order. (See Note 10 to the Consolidated Financial Statements for information concerning the Summary Order.) The planned sales of most of ACE's electric generating plants are expected to decrease the earnings capacity of the AUG. The extent of the decrease in earnings capacity will be affected by how the proceeds from the sales of the generating plants are utilized. (See Note 14 to the Consolidated Financial Statements for information concerning agreements for the sale of the electric generating plants of ACE and DPL.) Management ex-pects the proceeds from the planned sales of the electric generating plants of ACE and DPL will be used to repay debt and to fund expansion of the mid-merit generation business. Under certain circumstances, the percentage of "Company Net Income Attributable to the Atlantic Utility Group" applicable to Class A common stock may be adjusted.

Dividend Payments

  Conectiv's Board of Directors intends that the quarterly dividend on shares of Class A common stock will remain $0.80 per share ($3.20 annualized rate) until March 31, 2001 (the "Initial Period"), subject to declaration by Conectiv's Board of Directors and the obligations of Conectiv's Board of Di-rectors to consider the financial condition and regulatory environment of Conectiv and the results of its operations; and also subject to the limita-tions under applicable law and the provisions of Conectiv's Restated Certifi-cate of Incorporation.

  As disclosed at the time of the 1998 Merger, Conectiv intends, following the Initial Period, subject to declaration by Conectiv's Board of Directors and the obligation of the Board of Directors to consider the financial condition and regulatory environment of Conectiv and the results of its operations, to pay annual dividends on the Class A common stock at a rate equal to 90% of annualized earnings of the Class A common stock (taking into account the notional fixed charge of $40 million per year in accordance with Conectiv's Restated Certificate of Incorporation). Notwithstanding Conectiv's intention with respect to dividends on the Class A common stock following the Initial Period, if and to the extent that the annual dividends paid on the Class A common stock during the Initial Period exceed the earnings that were applica-ble to the Class A common stock during the Initial Period, Conectiv's Board of Directors may consider such fact in determining the appropriate annual divi-dend rate on the Class A common stock following the Initial Period. Management expects that during the Initial Period the earnings applicable to Class A com-mon stock will be less than the dividends on the Class A common stock. Divi-dends declared per share of Class A common stock were $3.20 for 2000, $3.20 for 1999 and $3.20 for 1998. In comparison, earnings excluding special charges and the extraordinary item which were applicable to Class A common stock were $1.06 for 2000, $1.44 for 1999 and $1.82 for 1998.

  As discussed in Note 5 to the Consolidated Financial Statements, after March 31, 2001 and during the period the Conectiv/Pepco Merger Agreement is in ef-fect, dividends on Conectiv Class A common stock may be paid at an annual rate up to 90% of annualized earnings of Class A common stock.

Computation of Earnings Applicable to Conectiv Class A Common Stock

                                                 Twelve Months
                                                     Ended          Ten Months
                                                 December 31,         Ended
                                               ------------------  December 31,
                                                 2000      1999        1998
                                               --------  --------  ------------
                                                   (Dollars in Thousands)
Net earnings of ACE [1]......................  $ 52,302  $  3,703    $ 23,742
Exclude non-utility activities of ACE........       189     1,712       1,402
Exclude 1998 Merger-related costs............       --        837      47,886
Net earnings of CAG..........................     9,895       --          --
                                               --------  --------    --------
Net income of the AUG........................    62,386     6,252      73,030
Pro-rata portion of fixed amount of $40
 million per year............................   (40,000)  (40,000)    (33,333)
                                               --------  --------    --------
Company Net Income (Loss) Attributable to the
 AUG.........................................    22,386   (33,748)     39,697
Percentage applicable to Class A Common Stock
 [2].........................................      27.3%     28.5%       30.0%
                                               --------  --------    --------
Earnings (loss) applicable to Class A Common
 Stock.......................................  $  6,111  $ (9,618)   $ 11,909
                                               ========  ========    ========
Earnings (loss) applicable to Class A Common
 Stock
  Before extraordinary item [3]..............  $  6,111  $  6,939    $ 11,909
  Extraordinary item [4].....................       --    (16,557)        --
                                               --------  --------    --------
                                               $  6,111  $ (9,618)   $ 11,909
                                               ========  ========    ========

--------
[1] Under the purchase method of accounting, the 1998 Conectiv Consolidated
    Statement of Income includes ten months of ACE's operating results from March 1, 1998 to December 31, 1998.
[2] The percentage applicable to Class A common stock (the Outstanding Atlan-tic Utility Fraction) in a reporting period is a weighted average based on the number of days the percentage was in effect during the reporting peri-od.
[3] After "Special charges" of $1.9 million for 1999, as discussed in Note 6 to the Consolidated Financial Statements.
[4] Represents the portion of the extraordinary item recorded by ACE, as dis-cussed in Note 7 to the Consolidated Financial Statements, applicable to Class A common stock based on the Outstanding Atlantic Utility Fraction in 1999.

Summarized Combined Financial Information of ACE and CAG

                                               Twelve Months
                                                   Ended           Ten Months
                                               December 31,          Ended
                                           ---------------------  December 31,
Income Statement Information [1]              2000       1999         1998
--------------------------------           ---------- ----------  ------------
                                                 (Dollars in Thousands)
Operating Revenues........................ $1,003,552 $1,076,585    $875,741
Operating Income [2]......................    183,011    171,931     105,099
Income before extraordinary item [2]......     64,329     63,930      23,940
Extraordinary item, net of income taxes
 [3]......................................        --     (58,095)        --
Earnings applicable to common stock.......     62,197      3,703      23,742

--------
[1] Under the purchase method of accounting, the 1998 Conectiv Consolidated
    Statement of Income includes ten months of ACE's operating results from March 1, 1998 to December 31, 1998.
[2] In 1999, special charges for employee separations, additional 1998 Merger costs, and certain other items reduced ACE's operating income by $12.3 million and income before extraordinary item by $7.3 million. For the ten months ended December 31, 1998, employee separation and other 1998 Merger-related costs reduced ACE's operating income by $80.1 million and income before extraordinary item by $47.9 million. In the Conectiv Consolidated Financial Statements, ACE's employee separation and other 1998 Merger-related costs were capitalized as costs of the 1998 Merger.
[3] For information concerning the extraordinary item, refer to Note 7 to the Consolidated Financial Statements.

Balance Sheet Information
-------------------------
                                                        As of December 31,
                                                       --------------------- ---
                                                          2000       1999
                                                       ---------- ----------
                                                            (Dollars in
                                                            Thousands)
Current assets........................................ $  348,958 $  340,774
Noncurrent assets.....................................  2,239,297  2,313,885
                                                       ---------- ----------
Total assets.......................................... $2,588,255 $2,654,659
                                                       ========== ==========
Current liabilities................................... $  308,801 $  300,837
Noncurrent liabilities................................  1,481,548  1,550,690
Preferred Stock.......................................    125,181    125,181
Common stockholders' equity...........................    672,725    677,951
                                                       ---------- ----------
Total capitalization and liabilities.................. $2,588,255 $2,654,659
                                                       ========== ==========

Conversion and Redemption Provisions Relating to Class A Common Stock

  Conectiv may at any time convert each share of Conectiv Class A common stock into the number of shares of Conectiv common stock equal to a specified per-centage set forth in Conectiv's Restated Certificate of Incorporation of the Market Value Ratio of Conectiv Class A common stock to Conectiv common stock (as defined in the Conectiv Restated Certificate of Incorporation).

  If the holders of more than 50% of the Conectiv Class A common stock accept a tender offer by Conectiv for all of the Conectiv Class A common stock for either (a) a cash price of at least 110% of the market price of Conectiv Class A common stock, or (b) a number of shares of Conectiv common stock equal to at least 110% of the Market Value Ratio of Conectiv Class A common stock to Conectiv common stock, then, based on terms specified in the Conectiv Restated Certificate of Incorporation, Conectiv may either redeem each share of Conectiv Class A common stock remaining outstanding for cash or convert each share of Conectiv Class A common stock remaining outstanding into shares of Conectiv common stock.

  If any person (including Conectiv) consummates a tender offer for all of the outstanding shares of Conectiv common stock at an all cash price that is ac-cepted by the holders of more than 50% of Conectiv common stock, Conectiv may, based on terms specified in the Conectiv Restated Certificate of Incorpora-tion, either redeem each share of Conectiv Class A common stock for cash or convert each share of Conectiv Class A common stock into shares of Conectiv common stock.

  If any person (including Conectiv) makes a tender offer to purchase shares of Conectiv common stock for cash, property, or other securities, any holder of Conectiv Class A common stock may elect to convert shares of Conectiv Class A common stock into shares of Conectiv common stock based on terms specified in the Conectiv Restated Certificate of Incorporation.

  Upon the disposition of all or substantially all (as defined in the Conectiv Restated Certificate of Incorporation) of the assets attributed to the AUG to an entity that is not controlled by Conectiv, the Conectiv Restated Certifi-cate of Incorporation provides for the payment of a dividend to holders of Conectiv Class A common stock or redemption of some or all of the shares of Conectiv Class A common stock or conversion of shares of Conectiv Class A com-mon stock into shares of Conectiv common stock, in each case subject to the terms specified in the Conectiv Restated Certificate of Incorporation.

Allocation of Consideration in a Subsequent Merger

  If there is a merger subsequent to the 1998 Merger described in Note 4 to the Consolidated Financial Statements (subsequent merger), Conectiv's Restated Certificate of Incorporation provides for an allocation of the consideration between Conectiv common stock and Conectiv Class A common stock. In the event of such a subsequent merger, the holders of shares of Conectiv Class A common stock are entitled to receive, in exchange for each share held, consideration equal to a "Market Value Ratio" of the consideration for one share of Conectiv common stock. The Market Value Ratio is determined in accordance with the pro-visions of Conectiv's Restated Certificate of Incorporation and is based on a ratio of the trading prices of Conectiv Class A common stock to Conectiv com-mon stock during a 20 day period immediately preceding announcement of the subsequent merger.

NOTE 20. PREFERRED STOCK AND SECURITIES

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

Preferred Stock of Subsidiaries Not Subject to Mandatory Redemption

  The amounts outstanding as of December 31, 2000, and 1999 of DPL's and ACE's preferred stock not subject to mandatory redemption are presented below.

                                                     Shares
                                     Current       Outstanding       Amount
                                   Redemption    --------------- ---------------
Series           Issuer               Price       2000    1999    2000    1999
------  ------------------------ --------------- ------- ------- ------- -------
                                                                   (Dollars in
                                                                   Thousands)
ACE     $100 per share par value
         4.00%-5.00%             $100.00-$105.50  62,305  62,305 $ 6,230 $ 6,230
DPL     $25 per share par value
         7 3/4%                        (1)       316,500 316,500   7,913   7,913
DPL     $100 per share par value
         3.70%-5.00%             $103.00-$105.00 181,698 181,698  18,170  18,170
        6 3/4%                         (2)        35,000  35,000   3,500   3,500
        Adjustable rate (3)           $100       151,200 151,200  15,120  15,120
        Auction rate (4)              $100       450,000 450,000  45,000  45,000
                                                                 ------- -------
                                                                 $95,933 $95,933
                                                                 ======= =======

--------
(1) Redeemable beginning September 30, 2002, at $25 per share.
(2) Redeemable beginning November 1, 2003, at $100 per share.
(3) Average rates were 5.5% during 2000 and 5.5% during 1999.
(4) Average rates were 5.1% during 2000 and 4.3% during 1999.

  In the fourth quarter of 1998, ACE purchased and retired 237,695 shares, or $23.8 million, of various series of $100 per share par value preferred stock, which had an average dividend rate of 4.4%. A $2.5 million gain on the redemp-tion is presented in the 1998 Consolidated Statement of Income as a reduction of Preferred Stock Dividend Requirements of Subsidiaries.

Preferred Stock and Securities of Subsidiaries Subject to Mandatory Redemption

  The amounts outstanding as of December 31, 2000, and 1999 of Conectiv's sub-sidiaries preferred stock and securities subject to mandatory redemption are presented below.

                                               Shares Outstanding       Amount
                                               ------------------- -----------------
         Issuer                 Series           2000      1999      2000     1999
         ------          --------------------- --------- --------- -------- --------
                                                                      (Dollars in
                                                                      Thousands)
DPL financing trust
 (1).................... $25 per share, 8.125% 2,800,000 2,800,000 $ 70,000 $ 70,000
ACE (2)................. $100 per share, $7.80   239,500   239,500   23,950   23,950
ACE financing trust
 (1).................... $25 per share, 8.25%  2,800,000 2,800,000   70,000   70,000
ACE financing trust
 (1).................... $25 per share, 7.375% 1,000,000 1,000,000   25,000   25,000
                                                                   -------- --------
                                                                   $188,950 $188,950
                                                                   ======== ========

--------
(1) Per share value is stated liquidation value. See additional information below.
(2) No par value; stated value is $100 per share. Beginning May 1, 2001, 115,000 shares are subject to mandatory redemption annually.

  On August 3, 1998, ACE redeemed the remaining 100,000 shares of its $8.20 No Par Preferred Stock at $100 per share, or $10.0 million total book value.

  In November 1998, a financing subsidiary trust owned by ACE issued $25 mil-lion (1,000,000 shares) of 7.375% preferred stock.

  DPL and ACE have established wholly owned financing subsidiary trusts for the purposes of issuing common and preferred trust securities and holding Junior Subordinated Debentures (the Debentures) issued by DPL and ACE, respectively. The Debentures held by the trusts are their only assets. The trusts use inter-est payments received on the Debentures they hold to make cash distributions on the trust securities.

  The obligations of DPL and ACE pursuant to the Debentures and guarantees of distributions with respect to the trusts' securities, to the extent the trusts have funds available therefor, constitute full and unconditional guarantees of the obligations of the trusts under the trust securities the trusts have is-sued. DPL and ACE own all of the common securities of the trusts, which consti-tute approximately 3% of the liquidation amount of all of the trust securities issued by the trusts.

  For consolidated financial reporting purposes, the Debentures are eliminated in consolidation against the trust's investment in the Debentures. The pre-ferred trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures mature in 2026 to 2036. The Debentures are subject to redemption, in whole or in part, at the op-tion of DPL and/or ACE, at 100% of their principal amount plus accrued inter-est, after an initial period during which they may not be redeemed and at any time upon the occurrence of certain events.

NOTE 21. DEBT

  Substantially all utility plant of DPL and ACE are subject to the liens of the Mortgages collateralizing First Mortgage Bonds issued by DPL and ACE. The mortgage indentures of DPL and ACE require that the electric generating plants being sold (as discussed in Note 14 to the Consolidated Financial Statements) be released from the liens of the respective mortgages. These assets may be re-leased with a combination of cash, bondable property additions and credits rep-resenting previously issued and retired first mortgage bonds. Both ACE and DPL have sufficient bondable property additions and retired first mortgage bonds to release such assets at fair values.

  Maturities of long-term debt and sinking fund requirements during the next five years are as follows: 2001--$100.7 million; 2002--$370.5 million; 2003-- $212.3 million; 2004--$154.5 million; and 2005--$82.8 million.

  As of December 31, 2000, Conectiv (the holding company) had a $300 million credit agreement with a five-year term that expires in February 2003 and a $730 million credit agreement with a one-year term that expires in April 2001. Conectiv expects to renew the $730 million credit agreement. As of December 31, 2000, Conectiv's credit agreements required a ratio of total indebtedness to total capitalization of 70% or less and the ratio was 64%, computed in ac-cordance with the terms of the credit agreements. DPL has a $150 million re-volving credit facility that expires January 31, 2003 and provides liquidity for DPL's $104.8 million of Variable Rate Demand Bonds and general corporate purposes. On a consolidated basis, $468 million was available for borrowing as of December 31, 2000 under the various credit agreements and credit lines.

  Conectiv had a $709.5 million consolidated short-term debt balance (average interest rate of 7.4%) as of December 31, 2000, compared to a $579.7 million consolidated short-term debt balance (average interest rate of 6.4%) as of De-cember 31, 1999. The $129.8 million increase was primarily due to financing capital expenditures and purchases of Conectiv common stock.

  ACE borrowed $228.5 million under a revolving credit facility on December 28, 1999 to provide interim financing for a payment made to terminate a NUG purchased power contract with Pedricktown, as discussed in Note 11 to the Con-solidated Financial Statements. In December 2000, ACE exercised its option to convert the revolving loan balance to a term loan, which is due in two in-stallments; (1) 25% of the principal balance is due December 20, 2001, and (2) the remaining term loan principal is due December 20, 2002. ACE intends to re-pay this debt with proceeds from the expected issuance of transition bonds, which are discussed Note 10 to the Consolidated Financial Statements.

  ACE redeemed $46.0 million of 6.83% Medium Term Notes at maturity on January 26, 2000. DPL redeemed $2.1 million of 7 1/8% Pollution Control Bonds on Feb-ruary 1, 2000 and $1.4 million of 6.95% Amortizing First Mortgage Bonds on June 1, 2000.

  On behalf of DPL, the Delaware Economic Development Authority issued the bonds listed below on July 7, 2000, and loaned the proceeds to DPL. The bonds are not secured by a mortgage or security interest in property of DPL.

                                                                    Interest
 Principal Series                                 Maturity Date       Rate
 --------- -----------------------------------    -------------     --------
 ($000)
           Exempt Facilities Refunding Revenue
 $11,150   Bonds, Series 2000A                   July 1, 2030     Variable (1)
           Exempt Facilities Refunding Revenue
  27,750   Bonds, Series 2000B                   July 1, 2030     Variable (1)
           Pollution Control Refunding Revenue
  15,000   Bonds, Series 2000C                   July 1, 2025 (2)        5.5%
           Pollution Control Refunding Revenue
  16,240   Bonds, Series 2000D                   July 1, 2028 (2)       5.65%
 -------
 $70,140
 =======

--------
(1) The interest rates on these bonds are set by either auction or remarketing procedures for periods specified by DPL, which may be daily, weekly or other periods, including long-term periods extending up to the bonds' ma-turity date. The bonds may be subject to optional redemption prior to ma-turity as provided for in the indenture for the bonds.
(2) The bonds are subject to mandatory tender on July 1, 2010. All or a por-tion of the tendered bonds may be redeemed and/or remarketed. After July 1, 2010, the bonds may bear interest at a variable rate or fixed rate and may be subject to optional redemption prior to maturity, as provided for in the indenture for the bonds.

  The proceeds from the issuance of the bonds listed above and additional cash were used to redeem $70.17 million of bonds, which are listed below. The bonds were called at 101.5% to 102% of their principal amount.

 Principal Series                              Redemption Date  Interest Rate
 --------- --------------------------------    ---------------  -------------
 ($000)
           Exempt Facilities Revenue Bonds,
 $11,170   Series 1985                        September 1, 2000      7.3%
           Exempt Facilities Revenue Bonds,
  35,000   Series 1990A                       September 1, 2000      7.6%
           Pollution Control Refunding
  15,000   Revenue Bonds, Series 1990B        September 1, 2000      7.3%
           Exempt Facilities Revenue Bonds,
   9,000   Series 1989                        October 1, 2000        7.5%
 -------
 $70,170
 =======

  As a registered holding company under PUHCA, Conectiv is required to obtain SEC authorization for certain financing transactions. In December 2000, Conectiv filed a request with the SEC to increase the authorized short-term debt borrowing capacity for Conectiv (the holding company) from $1.3 billion (including the short-term debt of DPL) to $2.0 billion (excluding the short-term debt of DPL). The SEC has "reserved jurisdiction," or withheld approval pending additional filings, over Conectiv's previous request for the authority to issue up to $750 million of additional long-term debt. Under existing SEC financing orders, Conectiv is permitted to issue securities, other than long-term debt, if the ratio of consolidated common equity to total capitalization (common equity ratio) is 20% or higher. Based on a recently issued SEC order to another holding company under PUHCA, management believes that the SEC will au-thorize the issuance of additional long-term debt by Conectiv when the common equity ratio is 30% or higher.

  PUHCA regulations prohibit the parent holding-company (Conectiv), from bor-rowing from its subsidiaries.

  Long-term debt outstanding as of December 31, 2000, and 1999 is presented below:

Type of Debt               Interest Rates    Due           2000        1999
------------               -------------- ---------     ----------  ----------
                                                             (Dollars in
                                                             Thousands)
First Mortgage Bonds:              6.95%  2002          $   30,000  $   30,000
                                   6.40%  2003              90,000      90,000
                             6.63%-8.15%  2011-2015        135,600     161,770
                             5.90%-7.30%  2017-2021        108,200     152,200
                             6.85%-8.50%  2022-2025        227,500     227,500
                             6.05%-7.00%  2028-2032         90,000      90,000
Amortizing First Mortgage
 Bonds                             6.95%  2001-2008         21,517      22,962
                                                        ----------  ----------
                                                           702,817     774,432
                                                        ----------  ----------
Pollution Control Bonds
 and Notes                         7.25%  2001                 550       2,700
                                   6.38%  2001-2006          2,200       2,275
                                   6.80%  2021              38,865      38,865
                             5.50%-7.20%  2025-2029 (1)     89,890      58,650
                                                        ----------  ----------
                                                           131,505     102,490
                                                        ----------  ----------
Medium-Term Notes
 (secured):                        6.83%  2000                  --      46,000
                                   6.86%  2001              40,000      40,000
                                   7.02%  2002              30,000      30,000
                             6.00%-7.20%  2003              40,000      40,000
                             6.18%-7.98%  2004-2008        223,000     223,000
                             7.25%-7.63%  2010-2014          8,000       8,000
                                   7.68%  2015-2016         17,000      17,000
                                                        ----------  ----------
                                                           358,000     404,000
                                                        ----------  ----------
Medium-Term Notes
 (unsecured):                6.46%-9.29%  2002             136,000     136,000
                             6.63%-6.73%  2003              80,000      80,000
                             6.73%-8.30%  2004              85,000      85,000
                             6.73%-6.84%  2005              40,000      40,000
                             6.73%-6.75%  2006              40,000      40,000
                             7.06%-8.13%  2007             106,500     106,500
                             7.54%-7.62%  2017              40,700      40,700
                                   6.81%  2018              33,000      33,000
                             7.61%-9.95%  2019-2021         73,000      73,000
                                   7.72%  2027              30,000      30,000
                                                        ----------  ----------
                                                           664,200     664,200
                                                        ----------  ----------
Other Obligations:                 7.32%  2001              57,125      57,125
                                   7.32%  2002             171,375     171,375
                                   9.65%  2001-2002          2,380       4,256
                               Variable   2030              38,900          --
Unamortized premium and
 discount, net                                              (3,792)     (4,043)
Current maturities of
 long-term debt                                           (100,721)    (48,937)
                                                        ----------  ----------
Total long-term debt                                     2,021,789   2,124,898
Variable Rate Demand
 Bonds (2)                                                 158,430     158,430
                                                        ----------  ----------
Total long-term debt and
 Variable Rate Demand
 Bonds                                                  $2,180,219  $2,283,328
                                                        ==========  ==========

--------
(1) $31.24 million of the $89.89 million of the bonds listed above are subject to mandatory tender on July 1, 2010. All or a portion of such tendered bonds may be redeemed and/or remarketed.
(2) The debt obligations of Conectiv's subsidiaries included $158.4 million of Variable Rate Demand Bonds (VRDB) as of December 31, 2000 and 1999. The VRDB are classified as current liabilities because the VRDB are due on de-mand by the bondholder. However, bonds submitted to Conectiv's subsidiar-ies for purchase are remarketed by a remarketing agent on a best efforts basis. Management expects that bonds submitted for purchase will continue to be remarketed successfully due to the credit worthiness of Conectiv's subsidiaries and the bonds' interest rates being set at market. Conectiv's subsidiaries also may utilize one of the fixed rate/fixed term conversion options of the bonds. Thus, management considers the VRDB to be a source of long-term financing. The $158.4 million balance of VRDB outstanding as of December 31, 2000, matures in 2009 ($12.5 million), 2014 ($18.2 mil-
    lion), 2017 ($30.4 million), 2024 ($33.33 million); 2028 ($15.5 million),
    2029 ($30.0 million) and 2031 ($18.5 million). Average annual interest rates on the VRDB were 4.1% in 2000 and 3.3% in 1999.

NOTE 22. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The year-end fair values of certain financial instruments are listed below. The fair values were based on quoted market prices of Conectiv's securities or securities with similar characteristics.

                                            2000                  1999
                                    --------------------- ---------------------
                                     Carrying     Fair     Carrying     Fair
                                      Amount     Value      Amount     Value
                                    ---------- ---------- ---------- ----------
                                              (Dollars in Thousands)
   Funds held by trustee........... $  122,387 $  122,387 $  173,247 $  173,247
   Preferred stock and securities
    of subsidiaries subject to
    mandatory redemption........... $  188,950 $  187,283 $  188,950 $  163,900
   Long-term debt.................. $2,021,789 $2,018,853 $2,124,898 $2,075,510

NOTE 23. LONG-TERM PURCHASED POWER CONTRACTS

  As of December 31, 2000, the commitments of Conectiv's subsidiaries under long-term purchased power contracts included 1,421 MW of capacity and varying amounts of firm electricity per hour during each month of a given year. As discussed in Note 7 to the Consolidated Financial Statements, the net present value of expected losses under uneconomic purchased power contracts that ex-isted when electric utility deregulation occurred in the third quarter of 1999 was included in the extraordinary item recorded in 1999. Based on existing contracts as of December 31, 2000, the commitments of Conectiv's subsidiaries during the next five years for capacity and energy under long-term purchased power contracts are estimated to be as follows: $445 million in 2001, $413 million in 2002; $312 million in 2003; $297 million in 2004; and $328 million in 2005.

  The terms of DPL's wholly owned electric generating plant sale agreement discussed in Note 14 to the Consolidated Financial Statements provide for DPL to purchase from NRG 500 MWH of firm electricity per hour from completion of the sale through December 31, 2005. This planned power purchase is excluded from the commitments discussed above, since it is contingent upon completion of the sale of the electric generating plants.

NOTE 24. LEASES

Nuclear Fuel

  As discussed in Note 14 to the Consolidated Financial Statements, DPL sold its ownership interests in Peach Bottom and Salem and the related nuclear fuel on December 29, 2000. Prior to the sales, the ownership interests of DPL in nuclear fuel at Peach Bottom and Salem were financed through nuclear fuel en-ergy contracts, which were accounted for as capital leases. DPL's obligations under the contracts were repaid on December 29, 2000 with proceeds from the sale. ACE has similar contracts in place, which are considered capital leases, to finance its ownership interest in the nuclear fuel at Peach Bottom, Salem, and Hope Creek. Payments under these contracts are based on the quantity of nuclear fuel burned by the plants. ACE's obligations under the contracts are generally the net book values of the nuclear fuel financed, which was $28.4 million, in total, as of December 31, 2000. As discussed in Note 14 to the Consolidated Financial Statements, there are agreements for the sale of the ownership interests of ACE in the nuclear power plants, under which ACE's in-terest in the nuclear fuel is to be sold at its net book value.

Lease Commitments

  DPL leases an 11.9% interest in the Merrill Creek Reservoir. The lease is an operating lease and payments over the remaining lease term, which ends in 2032, are $139.1 million in aggregate. As discussed in Note 7 to the Consoli-dated Financial Statements, the net present value of water-supply capacity from the Merrill Creek Reservoir in excess of the electric generating plants' requirements that existed when electric utility deregulation occurred was in-cluded in the extraordinary item in the third quarter of 1999. DPL, ACE and other Conectiv subsidiaries also have long-term leases for certain other facilities and equipment. Minimum commitments as of December 31, 2000, under the Merrill Creek Reservoir lease and other lease agreements (excluding payments under the nuclear fuel energy contracts, which cannot be reasonably estimated) are as follows: 2001--$19.7 million; 2002--$20.7 million; 2003--$23.0 million; 2004--
$20.4 million; 2005--$19.2 million; after 2005--$134.0 million; total--$237.0 million.

Rentals Charged To Operating Expenses

  The following amounts were charged to operating expenses for rental payments under both capital and operating leases.

                                                         2000    1999    1998
                                                        ------- ------- -------
                                                        (Dollars in Thousands)
Interest on capital leases............................. $ 3,297 $ 2,466 $ 2,468
Amortization of capital leases.........................  23,029  24,237  19,554
Operating leases.......................................  31,230  22,344  17,443
                                                        ------- ------- -------
                                                        $57,556 $49,047 $39,465
                                                        ======= ======= =======

Leveraged Leases

  The leveraged leases of Conectiv's subsidiaries included four airplane leases and two container-ship leases as of December 31, 2000. During 2000, the leveraged lease of one airplane was sold. During 1999, declines in the esti-mated residual values of the airplanes and cargo container-ships leased by Conectiv's subsidiaries to third parties under leveraged leases resulted in a write-down of the investments in leveraged leases by $43.7 million before taxes ($26.7 million after taxes). The net investment in leveraged leases as of December 31, 2000, and 1999 was as follows:

                                                             2000      1999
                                                           --------  --------
                                                              (Dollars in
                                                              Thousands)
Rentals receivable (net of principal and interest on
 nonrecourse debt)........................................ $ 48,243  $ 66,771
Estimated residual value..................................    6,752     9,234
Unearned and deferred income..............................   (1,289)   (3,844)
                                                           --------  --------
Investment in leveraged leases............................   53,706    72,161
Deferred income tax liability.............................   69,354    87,669
                                                           --------  --------
Net investment in leveraged leases........................ $(15,648) $(15,508)
                                                           ========  ========

NOTE 25. PENSION AND OTHER POSTRETIREMENT BENEFITS

Assumptions

                                                             2000  1999  1998
                                                             ----- ----- -----
Discount rates used to determine projected benefit
 obligation as of December 31............................... 7.50% 7.75% 6.75%
Expected long-term rates of return on assets................ 9.50% 9.00% 9.00%
Rates of increase in compensation levels.................... 4.50% 4.50% 4.50%
Health-care cost trend rate on covered charges.............. 8.00% 6.50% 7.00%

  The health-care cost trend rate, or the expected rate of increase in health-care costs, is assumed to gradually decrease to 5.0% by 2004. Increasing the health-care cost trend rates of future years by one percentage point would in-crease the accumulated postretirement benefit obligation by $10.1 million and would increase annual aggregate service and interest costs by $0.9 million. Decreasing the health-care cost trend rates of future years by one percentage point would decrease the accumulated postretirement benefit obligation by $10.5 million and would decrease annual aggregate service and interest costs by $1.0 million.

  The following schedules reconcile the beginning and ending balances of the pension and other postretirement benefit obligations and related plan assets for Conectiv. Other postretirement benefits include medical benefits for re-tirees and their spouses and retiree life insurance.

Change in Benefit Obligation

                                                                  Other
                                                             Postretirement
                                      Pension Benefits          Benefits
                                    ----------------------  ------------------
                                       2000        1999       2000      1999
                                    ----------  ----------  --------  --------
                                            (Dollars in Thousands)
Benefit obligation at beginning of
 year.............................  $  673,095  $  748,689  $194,031  $232,374
Service cost......................      18,388      20,288     3,908     5,282
Interest cost.....................      51,856      51,442    14,513    13,839
Plan participants' contributions..          --          --       511       500
Plan amendment....................       4,359          --        --        --
Actuarial (gain) loss.............      12,689     (75,244)    5,500   (43,861)
Benefits paid.....................     (66,438)    (64,671)  (16,970)   (9,436)
Other.............................         672      (7,409)       --    (4,667)
                                    ----------  ----------  --------  --------
Benefit obligation at end of
 year.............................  $  694,621  $  673,095  $201,493  $194,031
                                    ==========  ==========  ========  ========

Change in Plan Assets

                                                                  Other
                                                             Postretirement
                                      Pension Benefits          Benefits
                                    ----------------------  ------------------
                                       2000        1999       2000      1999
                                    ----------  ----------  --------  --------
                                            (Dollars in Thousands)
Fair value of assets at beginning
 of year..........................  $1,017,844  $  951,474  $120,072  $ 95,164
Actual return on plan assets......      (3,363)    138,450       166    13,494
Employer contributions............          --          --    15,945    25,017
Plan participants' contributions..          --          --       511       500
Benefits paid.....................     (66,438)    (64,671)  (16,970)   (9,436)
Other.............................          --      (7,409)       --    (4,667)
                                    ----------  ----------  --------  --------
Fair value of assets at end of
 year.............................  $  948,043  $1,017,844  $119,724  $120,072
                                    ==========  ==========  ========  ========

Reconciliation of Funded Status of the Plans

                                                                  Other
                                                             Postretirement
                                      Pension Benefits          Benefits
                                    ----------------------  ------------------
                                       2000        1999       2000      1999
                                    ----------  ----------  --------  --------
                                            (Dollars in Thousands)
Funded status at end of year......  $  253,422  $  344,749  $(81,769) $(73,959)
Unrecognized net actuarial
 (gain)...........................    (181,008)   (300,864)  (46,246)  (63,286)
Unrecognized prior service cost...       7,794       4,129       149       198
Unrecognized net transition
 (asset) obligation...............     (10,245)    (13,009)   37,531    40,659
                                    ----------  ----------  --------  --------
Net amount recognized at end of
 year.............................  $   69,963  $   35,005  $(90,335) $(96,388)
                                    ==========  ==========  ========  ========

  Based on fair values as of December 31, 2000, the pension plan assets were comprised of publicly traded equity securities ($606.7 million or 64%) and fixed income obligations ($341.3 million or 36%). Based on fair values as of December 31, 2000, the other postretirement benefit plan assets included eq-uity securities ($77.8 million or 65%) and fixed income obligations ($41.9 million or 35%).

Components of Net Periodic Benefit Cost

                                                         Other Postretirement
                               Pension Benefits                Benefits
                          ----------------------------  -------------------------
                            2000      1999      1998     2000     1999     1998
                          --------  --------  --------  -------  -------  -------
                                        (Dollars in Thousands)
Service cost............  $ 18,388  $ 20,288  $ 18,933  $ 3,908  $ 5,282  $ 5,221
Interest cost...........    51,856    51,442    48,291   14,513   13,839   13,636
Expected return on
 assets.................   (90,037)  (83,999)  (81,259)  (8,645)  (6,769)  (4,845)
Amortization of:
  Transition obligation
   (asset)..............    (2,764)   (2,764)   (2,764)   3,128    3,128    3,244
  Prior service cost....       694       406     1,911       49       49       50
  Actuarial (gain)......   (13,767)   (4,248)   (9,165)  (3,060)  (1,059)    (567)
                          --------  --------  --------  -------  -------  -------
Benefit cost before
 items below............   (35,630)  (18,875)  (24,053)   9,893   14,470   16,739
Special termination
 benefits...............        --        --    59,610       --       --    2,682
Curtailment (gain)
 loss...................        --        --   (10,256)      --       --    6,614
Settlement (gain) loss..        --        --   (45,291)      --       --    6,457
                          --------  --------  --------  -------  -------  -------
    Total net periodic
     benefit cost.......  $(35,630) $(18,875) $(19,990) $ 9,893  $14,470  $32,492
                          ========  ========  ========  =======  =======  =======
Portion of net periodic
 benefit cost included
 in results of
 operations.............  $(35,630) $(18,875) $(22,258) $ 9,893  $14,470  $20,440
                          ========  ========  ========  =======  =======  =======

  The special termination benefits and curtailment and settlement gains and losses shown above for 1998 resulted from 1998 Merger-related employee separa-tion programs discussed in Note 6 to the Consolidated Financial Statements.

  Conectiv also maintains 401(k) savings plans for covered employees. Conectiv contributes to the plan, in the form of Conectiv stock, at varying levels up to $0.50 for each dollar contributed by employees, up to 6% of employee base pay. The amount expensed for Conectiv's matching contributions was $4.9 mil-lion in 2000, $5.6 million in 1999, and $4.9 million in 1998.

NOTE 26. COMMITMENTS AND CONTINGENCIES

Commitments

  In 2001, Conectiv's expected total capital expenditures, are estimated to be approximately $640 million, including $450 million for mid-merit electric gen-erating facilities, $140 million for the electric and gas delivery businesses, and $50 million for various other projects.

  See Note 23 to the Consolidated Financial Statements for commitments related to long-term purchased power contracts and Note 24 to the Consolidated Finan-cial Statements for commitments related to leases.

Environmental Matters

  Conectiv's subsidiaries are subject to regulation with respect to the envi-ronmental effects of their operations, including air and water quality con-trol, solid and hazardous waste disposal, and limitations on land use by vari-ous federal, regional, state, and local authorities. Federal and state stat-utes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practic-es. Conectiv's liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past dis-posal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities in-volved in resolving clean up-related issues (including whether a Conectiv sub-sidiary or a corporate predecessor is responsible for conditions on a particu-lar parcel). Conectiv's current liabilities included $9.8 million as of Decem-ber 31, 2000 and $3.0 million as of December 31, 1999 for potential clean-up and other costs related to sites at which a Conectiv subsidiary is a poten-tially responsible party or alleged to be a third party contributor, including the Indian River power plant discussed below. Conectiv does not expect such future costs to have a material effect on its financial position or results of operations.

  In December 1999, DPL discovered an oil leak at the Indian River power plant. DPL took action to determine the source of the leak and cap it, contain the oil to minimize impact to a nearby waterway and recover oil from the soil. Remediation costs are expected to be approximately $10 million, including ap-proximately $3 million of cumulative expenditures which had been incurred as of December 31, 2000. In addition, DPL paid $350,000 in penalties and $100,000 for an environmental improvement project to the Delaware Department of Natural Resources and Environmental Control (DNREC) in connection with the oil leak and another matter related to the Indian River power plant.

Nuclear Insurance

  As discussed in Note 14 to the Consolidated Financial Statements, DPL sold its ownership interests in nuclear electric generating plants on December 29, 2000.

  In conjunction with the ownership interests of ACE in Peach Bottom, Salem, and Hope Creek, ACE could be assessed for a portion of any third-party claims associated with an incident at any commercial nuclear power plant in the United States. Under the provisions of the Price Anderson Act, if third-party claims relating to such an incident exceed $200 million (the amount of primary insurance), ACE could be assessed up to $30.7 million on an aggregate basis for such third-party claims. In addition, Congress could impose a revenue-raising measure on the nuclear industry to pay such claims.

  The co-owners of Peach Bottom, Salem, and Hope Creek maintain property in-surance coverage of approximately $1.8 billion for each unit for loss or dam-age to the units, including coverage for decontamination expense and premature decommissioning. An industry mutual insurance company (NEIL) provides replace-ment power cost coverage to members in the event of a major accidental outage at a nuclear power plant. Under these coverages, ACE is subject to potential retrospective loss experience assessments of up to $1.9 million on an aggre-gate basis.

  Under changes in NEIL's by-laws effective December 31, 2000, member account balances no longer exist. NEIL members who sell their interests in nuclear electric generating plants after December 31, 2000, may choose either (1) to continue to receive certain policyholders' distributions from NEIL (if, as, and when declared) over a 5-year period or (2) to remain a NEIL member by pur-chasing other insurance products from NEIL and thus remain eligible for poli-cyholders' distributions (if, as, and when declared) for a longer period. NEIL members that sold their interests in nuclear generating plants on or before December 31, 2000 have available the two options discussed above or could also elect prior to February 28, 2001 a third option, to be paid their member ac-count balances by NEIL as a result of terminating their NEIL insurance cover-ages. DPL expects to terminate its NEIL membership and elect to receive cash of approximately $16 million for its member account balance. If the sale of ACE's ownership interests in nuclear electric generating plants is completed, then ACE will be able to choose one of the two options available to it.

Other

  On October 24, 2000, the City of Vineland, New Jersey, filed an action in a New Jersey Superior Court to acquire by eminent domain ACE electric distribu-tion facilities located within the City limits. The City has offered approxi-mately $11 million for these assets, including the right to provide electric service in this area. ACE believes that, properly evaluated, the assets sought by the City are worth approximately $40 million.

NOTE 27. BUSINESS SEGMENTS

  The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). In accordance with SFAS No. 131, Conectiv's business segments were determined from Conectiv's internal organization and management reporting, which are based primarily on differences in products and services. Conectiv's business segments under SFAS No. 131 are as follows: "Energy" includes (a) the generation, purchase, trading and sale of electricity, including the obligations of DPL and ACE to supply electricity to customers who do not choose an alternative electricity supplier; (b) gas and other energy supply and trading activities, (c) power plant operation servic-es, and (d) district heating and cooling systems operation and construction services provided by CTS; "Power Delivery" includes activities related to de-livery of electricity and gas to customers at regulated prices over transmis-sion and distribution systems; "Telecommunications" represents services pro-vided by Conectiv Communications Inc. (CCI), including local and long-distance telephone service and Internet services; "HVAC" represents heating, ventila-tion, and air conditioning services which were provided by CSI prior to the sale of this business in the latter-half of 2000.

  All revenues of Conectiv's business segments are from customers located in the United States. Also, all assets of Conectiv's business segments are lo-cated in the United States.

  As discussed in Note 10 to the Consolidated Financial Statements, Conectiv's electricity supply businesses were deregulated in the third quarter of 1999. Prior to deregulation, amounts included in billings to electric customers for electricity supply and delivery services were not separately identified; dur-ing this period revenues were allocated directly to the Energy and Power De-livery business segments based on the cost of services provided.

  Common services shared by the business units (shared services) are assigned directly or allocated based on various cost causative factors, depending on the nature of the service provided. The depreciation associated with shared services' assets is allocated to the business segments; however, the assets and related capital expenditures are not allocated.

  The operating results for business segments are evaluated based on "earnings before interest and income taxes," which is generally equivalent to Operating Income, excluding Special Charges (see Note 6 to the Consolidated Financial Statements) and the gain on the sale of DPL's ownership interests in nuclear generating plants, plus Other Income, less certain interest charges allocated to the business segments. "Earnings before interest and income taxes" for the Energy business segment include the operating results of certain electric gen-erating plants that are expected to be sold subsequent to receipt of required regulatory approvals, as discussed in Note 14 to the Consolidated Financial Statements. The "earnings before interest and income taxes" of "All Other" business segments include the equity in earnings of the EnerTech funds, dis-cussed in Note 8 to the Consolidated Financial Statements. "Earnings before interest and income taxes" for 1998 includes the January and February 1998 op-erating results of the former Atlantic-owned companies which are excluded from the 1998 Consolidated Statement of Income under purchase accounting for the 1998 Merger.

  For internal management reporting purposes, Investments and Property, Plant and Equipment are assigned to business segments, but Current Assets and De-ferred Charges and Other Assets are not. However, the deferred asset for "Re-coverable stranded costs" of $988.2 million and $1,030.0 million as of Decem-ber 31, 2000 and 1999, respectively, and other regulatory assets (and liabili-ties) are associated with the Power Delivery Business. See Note 17 to the Con-solidated Financial Statements for additional information about regulatory as-sets, including "Recoverable stranded costs."

                                                                                         As of
                                     Year Ended December 31, 2000                  December 31, 2000
                         --------------------------------------------------------  -----------------
                                                        Earnings                    Investments and
                                                     Before Interest   Capital     Property, Plant &
Business Segments         Revenues     Depreciation     and Taxes    Expenditures      Equipment
-----------------        ----------    ------------  --------------- ------------  -----------------
                                                 (Dollars in Thousands)
Energy.................. $4,905,535      $116,386       $337,499       $184,121       $1,299,061
Power Delivery..........    772,240        97,234        255,004        142,140        2,230,012
Telecommunications......     56,071         7,249        (50,189)        52,314          160,119
HVAC....................     89,594         1,724         (8,864)            --            1,008
All Other...............      7,131         1,433         (2,298)         4,514           97,186
                         ----------      --------       --------       --------       ----------
                         $5,830,571(1)   $224,026(2)    $531,152(3)    $383,089(4)    $3,787,386(5)
                         ==========      ========       ========       ========       ==========

--------
(1) Includes intercompany revenues that are eliminated in consolidation as follows: Energy business segment--$795,470; Power Delivery Business Seg-ment--$444; Telecommunications business segment--$5,533.
(2) Excludes $7,226 of goodwill amortization pursuant to the 1998 Merger and $28,830 of depreciation classified in business segment operating expenses which are included in consolidated depreciation and amortization expense.
(3) "Earnings before interest and income taxes" less $216,242 of interest ex-pense and preferred stock dividends, $2,016 of consolidation adjustments, and $25,162 of special charges plus the $16,612 pre-tax gain on the sale of DPL's ownership interests in nuclear electric generating plants equals consolidated income before income taxes and extraordinary item.
(4) Consolidated capital expenditures of $390,540 include $7,451 of shared services' capital expenditures which are excluded above.
(5) Excludes $267,273 of shared services' property, plant & equipment and cer-tain investments, all Current Assets ($1,092,261), and all Deferred Charges and Other Assets ($1,331,075) which are included in total consoli-dated assets of $6,477,995. Amounts invested in equity method investees as of December 31, 2000 were $20,750 by Energy and $40,556 by All Other busi-ness segments.

                                                                                         As of
                                     Year Ended December 31, 1999                  December 31, 1999
                         --------------------------------------------------------  -----------------
                                                        Earnings                    Investments and
                                                     Before Interest   Capital     Property, Plant &
Business Segments         Revenues     Depreciation     and Taxes    Expenditures      Equipment
-----------------        ----------    ------------  --------------- ------------  -----------------
                                                 (Dollars in Thousands)
Energy.................. $3,002,736      $132,538       $271,181       $105,993       $1,242,211
Power Delivery..........    765,551        91,519        260,835        115,273        2,223,571
Telecommunications......     36,253         5,229        (43,344)        54,798          116,101
HVAC....................    134,942         3,316        (13,655)         1,172           22,810
All Other...............      6,470         2,981         34,339             --          100,227
                         ----------      --------       --------       --------       ----------
                         $3,945,952(1)   $235,583(2)    $509,356(3)    $277,236(4)    $3,704,920(5)
                         ==========      ========       ========       ========       ==========

--------
(1) Includes intercompany revenues that are eliminated in consolidation as follows: Energy business segment--$195,498; Telecommunications business segment--$4,482; All Other business segments--$1,075.
(2) Excludes $7,073 of goodwill amortization pursuant to the 1998 Merger and $28,692 of depreciation classified in business segment operating expenses which are included in consolidated depreciation and amortization expense.
(3) "Earnings before interest and income taxes" less $182,451 of interest ex-pense and preferred stock dividends, $105,648 of special charges, and $1,863 of consolidation adjustments equals consolidated income before in-come taxes and extraordinary item.
(4) Consolidated capital expenditures of $320,395 include $43,159 of shared services' capital expenditures which are excluded above.
(5) Excludes $282,735 of shared services' property, plant & equipment and cer-tain investments, all Current Assets ($793,995), and all Deferred Charges and Other Assets ($1,356,812) which are included in total consolidated as-sets of $6,138,462. Amounts invested in equity method investees as of De-cember 31, 1999 were $60,371 by Energy and $26,601 by All Other business segments.

                                                                                        As of
                                                                                    December 31,
                                     Year Ended December 31, 1998                       1998
                         --------------------------------------------------------  ---------------
                                                        Earnings                   Investments and
                                                     Before Interest   Capital     Property, Plant
Business Segments         Revenues     Depreciation     and Taxes    Expenditures    & Equipment
-----------------        ----------    ------------  --------------- ------------  ---------------
                                                (Dollars in Thousands)
Energy.................. $2,450,274      $130,863       $267,463       $ 50,083      $2,123,982
Power Delivery..........    666,894        88,612        256,886        102,651       2,139,111
Telecommunications......     10,620         2,992        (29,591)        25,814          66,751
HVAC....................     94,907         1,984        (21,676)           955          45,622
All Other...............     14,096         3,781         (9,570)         5,090         178,238
                         ----------      --------       --------       --------      ----------
                         $3,236,791(1)   $228,232(2)    $463,512(3)    $184,593(4)   $4,553,704(5)
                         ==========      ========       ========       ========      ==========

--------
(1) Includes $165,185 of revenues for January to February 1998 of the formerly Atlantic-owned companies which are excluded from consolidated revenues of $3,071,606.
(2) Includes $14,629 of depreciation for January to February 1998 of the for-merly Atlantic-owned companies which is excluded from consolidated depre-ciation expense of $241,420. Excludes $6,174 of goodwill amortization pur-suant to the 1998 Merger and $21,643 of depreciation classified in busi-ness segment operating expenses which are included in consolidated depre-ciation and amortization expense.
(3) "Earnings before interest and taxes" less $20,914 for the January to Feb-ruary 1998 "earnings before interest and taxes" of the formerly Atlantic-owned companies, $27,704 of special charges, $154,044 of interest expense and preferred stock dividends, and $1,832 of consolidation adjustments equals consolidated income before income taxes and extraordinary item.
(4) Consolidated capital expenditures of $224,831 include $53,862 of shared services' capital expenditures which are excluded above and exclude $13,624 of January to February 1998 capital expenditures of the formerly Atlantic-owned companies which are included above.
(5) Excludes $314,361 of shared services' property, plant & equipment and cer-tain investments, all Current Assets ($723,872), and all Deferred Charges and Other Assets ($495,737) which are included in total consolidated as-sets of $6,087,674. Amounts invested in equity method investees as of De-cember 31, 1998 were $62,420 by Energy and $15,854 by All Other business segments.

NOTE 28. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The quarterly data presented below reflect all adjustments necessary in the opinion of Conectiv management for a fair presentation of the interim results. Quarterly data normally vary seasonally because of temperature variations, differences between summer and winter rates, and the scheduled downtime and maintenance of electric generating units.

                                                  2000
                         -------------------------------------------------------
                           First       Second     Third      Fourth
                          Quarter     Quarter    Quarter    Quarter     Total
                         ----------  ---------- ---------- ---------- ----------
                            (Dollars in Thousands, Except Per Share Amounts)
Operating Revenues...... $1,045,345  $1,152,384 $1,551,548 $1,279,847 $5,029,124
Operating Income........    101,946      63,200    204,357    118,331    487,834
Net Income .............     32,537      18,361     89,616     30,316    170,830
Earnings Per Common
 Share..................       0.41        0.21       1.01       0.35       1.97
Earnings (Loss) Per
 Class A Common Share...      (0.43)       0.17       1.08       0.24       1.06

  As discussed in Note 8 to the Consolidated Financial Statements, Conectiv recorded investment income in 2000 for equity in the earnings of the EnerTech funds. This investment income increased (a) net income and earnings per share of common stock in the second quarter of 2000 by $16.0 million and $0.19, re-spectively, and (b) net income and earnings per share of common stock in the third quarter of 2000 by $6.2 million and $0.07, respectively. In the fourth quarter of 2000, an investment loss from the EnerTech funds reduced net income and earnings per share of common stock by $9.0 million and $0.11, respectively.

  As discussed in Note 6 to the Consolidated Financial Statements, Conectiv recorded special charges in the second quarter of 2000 related to the sale of businesses which decreased income before extraordinary item and earnings per share of common stock by $23.4 million and $0.28, respectively.

  In the third quarter of 2000, management received a new actuarial estimate of Conectiv's pension and other postretirement benefit costs for 2000. As a result of lower than previously estimated annual costs, pre-tax income, net income, and earnings per common share increased by $3.9 million, $2.3 million, and $0.03, respectively, for the third quarter of 2000.

  As discussed in Note 14 to the Consolidated Financial Statements, in the fourth quarter of 2000, a gain on the sale of the ownership interests of DPL in nuclear electric generating plants increased net income by $12.8 million and earnings per share of Conectiv common stock by $0.15.

                                                  1999
                            --------------------------------------------------
                             First    Second    Third      Fourth
                            Quarter  Quarter   Quarter    Quarter     Total
                            -------- -------- ----------  --------  ----------
                            (Dollars in Thousands, Except Per Share Amounts)
Operating Revenues........  $946,585 $802,480 $1,080,412  $915,420  $3,744,897
Operating Income..........   102,538   85,858    107,333    49,860     345,589
Income Before
 Extraordinary Item.......    48,695   31,359     20,239    13,285     113,578
Extraordinary Item (1)....        --       --   (271,106)  (40,612)   (311,718)
Net Income (Loss).........    48,695   31,359   (250,867)  (27,327)   (198,140)
Earnings (Loss) Per Common
 Share
  Before Extraordinary
   Item...................      0.47     0.31       0.15      0.19        1.14
  Extraordinary Item (1)..        --       --      (3.04)    (0.34)      (3.16)
Earnings (Loss) Per Class
 A Common Share
  Before Extraordinary
   Item...................      0.20     0.20       1.25     (0.51)       1.14
  Extraordinary Item (1)..        --       --      (0.83)    (1.93)      (2.71)

--------
(1) For information concerning the extraordinary item recorded in the third and fourth quarters of 1999, see Note 7 to the Consolidated Financial Statements.

  As discussed in Note 6 to the Consolidated Financial Statements, special charges were recorded in the third quarter of 1999 primarily for write-downs of investments in non-utility businesses and accrued employee separation costs. These special charges decreased operating income by $105.6 million, in-come before extraordinary item by $71.6 million, third quarter 1999 earnings per share of common stock by $0.80, and third quarter 1999 earnings per share of Class A common stock by $0.30.

  Investment income from the EnerTech funds increased (a) income before ex-traordinary item and earnings per share of common stock in the first quarter of 1999 by $9.4 million and $0.09, respectively, and (b) income before ex-traordinary item and earnings per share of common stock in the fourth quarter of 1999 by $14.2 million and $0.16, respectively,

  The total of 2000 and 1999 quarterly earnings per share does not equal an-nual earnings per share for 2000 and 1999, respectively, due to different amounts for average quarterly common shares outstanding. The quarterly average number of common shares and Class A common shares outstanding during 2000 and 1999 are presented below.

                                            Average Number of Shares Outstanding
                                            ------------------------------------
                                             Common Stock  Class A Common Stock
                                            -------------- ---------------------
                                             2000   1999      2000       1999
                                            ------ ------- ---------- ----------
                                                   (Thousands of Shares)
First Quarter.............................. 85,568 100,532      5,742      6,561
Second Quarter............................. 83,777  98,120      5,742      6,408
Third Quarter.............................. 82,701  87,711      5,742      5,743
Fourth Quarter............................. 82,699  86,916      5,742      5,742

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Proposal No. 1--"Election of Directors" is incorporated by reference herein from the Preliminary Joint Proxy Statement/Prospectus which was initially filed for New RC, Inc. on Form S-4 with the SEC on March 14, 2001 (Preliminary Joint Proxy Statement/Prospectus).

Information about Conectiv's executive officers is included under Item 1.

Information about reporting on Form 4, Statement of Changes in Beneficial Own-ership of Securities, and on Form 5, Annual Statement of Beneficial Ownership of Securities, is incorporated by reference herein from the "Section 16(a) Beneficial Ownership Compliance" section of the Preliminary Joint Proxy Statement/Prospectus.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated herein by reference from the Preliminary Joint Proxy Statement/Prospectus except that the Report of the Personnel & Compensation Committee and the Stock Performance Chart are specifically excluded.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 of Form 10-K is set forth under the head-ing "Security Ownership of Directors, Executive Officers and Certain Benefi-cial Owners" in the Preliminary Joint Proxy Statement/Prospectus and is incor-porated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is set forth under the head-ing "Personnel & Compensation Committee Interlocks and Insider Participation" in the Preliminary Joint Proxy Statement/Prospectus and is incorporated herein by reference.

                                     III-1

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents Filed As Part Of This Report

1. Financial Statements

  The following financial statements are contained in Item 8 of Part II.

                                                                        Page No.
                                                                        --------
Report of Independent Accountants.....................................   II-29
Consolidated Statements of Income for the years ended December 31,
 2000, 1999, and 1998.................................................   II-30
Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999, and 1998.................................................   II-31
Consolidated Balance Sheets as of December 31, 2000 and 1999..........   II-32
Consolidated Statements of Changes in Common Stockholders' Equity for
 the years ended December 31, 2000, 1999, and 1998....................   II-34
Notes to Consolidated Financial Statements............................   II-36

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

                                  Schedule 1
                 Condensed Financial Information of Registrant

  Condensed financial statements of Conectiv, the holding company, are pre-sented below. Conectiv accounts for its subsidiaries on the equity method of accounting. Since Conectiv was established through a series of merger transac-tions on March 1, 1998, the 1998 Statement of Income and the 1998 Statement of Cash Flows do not include January to February of 1998.

  Conectiv's $250 million balance of long-term debt matures as follows: $100 million in 2002; $50 million in 2003; $50 million in 2004; $30 million in 2005; and $20 million in 2006. For additional information see Note 21 to the Consolidated Financial Statements included in Item 8 of Part II.

  For information concerning Conectiv's common stock and Class A common stock, see Notes 18 and 19, respectively, to the Consolidated Financial Statements included in Item 8 of Part II.

  Cash dividends received by Conectiv from consolidated subsidiaries were $122.5 million in 2000, $135.7 million in 1999 and $132.4 million in 1998.

  As of December 31, Conectiv had guarantees of approximately $249 million, which included $128 million for debt of Conectiv subsidiaries, $73 million for energy trading obligations of Conectiv subsidiaries, and $48 million for other items including construction commitments and the debt of an unconsolidated eq-uity method investee.

                                    CONECTIV

                              STATEMENTS OF INCOME

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   2000      1999       1998
                                                 --------  ---------  --------
                                                   (Dollars in Thousands)
Operating Expenses.............................. $ 13,465  $   2,003  $  1,639
                                                 --------  ---------  --------
Operating Income................................  (13,465)    (2,003)   (1,639)
                                                 --------  ---------  --------
Other Income
  Equity in earnings of consolidated
   subsidiaries excluding extraordinary item....  204,110    129,209   156,511
  Other income..................................    2,839        513       624
                                                 --------  ---------  --------
                                                  206,949    129,722   157,135
                                                 --------  ---------  --------
Interest Expense................................   40,349     22,557     3,914
                                                 --------  ---------  --------
Income Before Income Taxes And Extraordinary
 Item...........................................  153,135    105,162   151,582
                                                 --------  ---------  --------
Income Tax Benefit, Excluding Income Taxes
 Applicable to Extraordinary Item...............  (17,695)    (8,416)   (1,619)
                                                 --------  ---------  --------
Income Before Extraordinary Item................  170,830    113,578   153,201
                                                 --------  ---------  --------
Equity In Extraordinary Item of Consolidated
 Subsidiaries...................................       --   (311,718)       --
                                                 --------  ---------  --------
Net Income (Loss)............................... $170,830  $(198,140) $153,201
                                                 ========  =========  ========


As discussed on IV-1, the above amounts are for Conectiv, the holding company; not Conectiv on a consolidated basis.

                                   CONECTIV

                           STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
                                                  (Dollars in Thousands)
Cash Flows From Operating Activities
  Net income (loss)........................... $ 170,830  $(198,140) $ 153,201
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Equity in loss (earnings) of
     subsidiaries.............................  (204,110)   182,509   (156,511)
    Net change in:
      Accounts receivable.....................       739      9,742    (16,124)
      Taxes accrued...........................   (22,604)    (4,476)     5,903
      Other current assets and liabilities....        28     (2,992)    (4,501)
  Dividends received from subsidiaries........   122,478    135,691    132,357
  Other, net..................................    13,807      2,380       (170)
                                               ---------  ---------  ---------
    Net cash provided by operating
     activities...............................    81,168    124,714    114,155
                                               ---------  ---------  ---------
Cash Flows From Investing Activities
  Decrease (increase) in investment in money
   pool (1)...................................   127,150    (48,130)   (45,456)
  Decrease (increase) in notes receivable from
   subsidiaries...............................  (116,268)    16,452   (168,003)
  Capital contributions to subsidiaries.......   (55,399)   (39,018)   (27,496)
  Return of invested capital from
   subsidiaries...............................    48,570         --         --
  Other, net..................................      (173)       143        239
                                               ---------  ---------  ---------
    Net cash provided (used) by investing
     activities...............................     3,880    (70,553)  (240,716)
                                               ---------  ---------  ---------
Cash Flows From Financing Activities
  Common dividends paid.......................   (92,009)  (135,134)  (130,451)
  Common stock issued.........................       187         68         --
  Common stock redeemed.......................   (54,651)  (390,397)   (11,135)
  Long-term debt issued.......................        --    250,000         --
  Long-term debt redeemed.....................        --         --    (53,500)
  Net change in short-term debt...............    59,315    210,685    339,000
  Costs of issuances and refinancings.........    (1,373)    (4,114)       365
                                               ---------  ---------  ---------
    Net cash provided (used) by financing
     activities...............................   (88,531)   (68,892)   144,279
                                               ---------  ---------  ---------
Net change in cash and cash equivalents.......    (3,483)   (14,731)    17,718
Beginning of year cash and cash equivalents...     3,960     18,691        973
                                               ---------  ---------  ---------
End of year cash and cash equivalents......... $     477  $   3,960  $  18,691
                                               =========  =========  =========

--------
(1) The money pool is a pool of funds that Conectiv subsidiaries invest in or borrow from, depending on their cash position.

As discussed on IV-1, the above amounts are for Conectiv, the holding company; not Conectiv on a consolidated basis.

                                   CONECTIV

                                BALANCE SHEETS

                                                           As of December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
                                                               (Dollars in
                                                               Thousands)
                         ASSETS
Current Assets
  Cash and cash equivalents.............................. $      477 $    3,960
  Dividends receivable from subsidiaries.................     22,788     23,536
  Accounts receivable....................................      1,618        600
  Taxes receivable.......................................     14,373         --
  Investment in money pool (1)...........................        422    136,456
  Other..................................................         19      1,838
                                                          ---------- ----------
                                                              39,697    166,390
                                                          ---------- ----------
Investments
  Investment in subsidiary companies.....................  1,736,901  1,647,529
  Notes receivable from subsidiary companies.............    267,446    151,178
  Other investments......................................      1,619      5,675
                                                          ---------- ----------
                                                           2,005,966  1,804,382
                                                          ---------- ----------
Deferred Charges and Other Assets
  Unamortized debt expense...............................      1,149      1,477
  Deferred charges.......................................         --        297
                                                          ---------- ----------
                                                               1,149      1,774
                                                          ---------- ----------
Total Assets............................................. $2,046,812 $1,972,546
                                                          ========== ==========

--------
(1) The money pool is a pool of funds that Conectiv subsidiaries invest in or borrow from, depending on their cash position.


As discussed on IV-1, the above amounts are for Conectiv, the holding company; not Conectiv on a consolidated basis.

                                    CONECTIV

                                 BALANCE SHEETS

                                                         As of December 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
                                                             (Dollars in
                                                             Thousands)
            CAPITALIZATION AND LIABILITIES
Current Liabilities
  Short-term debt...................................... $  605,030  $  549,685
  Taxes accrued........................................         --       8,231
  Dividends payable....................................     25,565      25,983
  Interest accrued.....................................      2,306          --
  Other................................................      2,086         474
                                                        ----------  ----------
                                                           634,987     584,373
                                                        ----------  ----------
Deferred income taxes..................................      1,556          --
                                                        ----------  ----------
Capitalization
  Common stock: $0.01 per share par value 150,000,000
   shares authorized; shares outstanding--82,859,779 in
   2000, and 86,173,169 in 1999........................        830         863
  Class A common stock, $0.01 par value; 10,000,000
   shares authorized; shares outstanding--5,742,315 in
   2000 and 1999.......................................         57          57
  Additional paid-in-capital--common stock.............  1,028,780   1,085,060
  Additional paid-in-capital--Class A common stock.....     93,738      93,738
  Retained earnings/(Accumulated deficit)..............     42,768     (36,472)
  Treasury shares, cost: 130,604 shares in 2000;
   167,514 shares in 1999..............................     (2,688)     (3,446)
  Unearned compensation................................     (1,172)     (1,627)
  Accumulated other comprehensive income...............     (2,044)         --
                                                        ----------  ----------
  Total common stockholders' equity....................  1,160,269   1,138,173
  Long-term debt.......................................    250,000     250,000
                                                        ----------  ----------
                                                         1,410,269   1,388,173
                                                        ----------  ----------
Total Capitalization and Liabilities................... $2,046,812  $1,972,546
                                                        ==========  ==========

As discussed on IV-1, the above amounts are for Conectiv, the holding company; not Conectiv on a consolidated basis.

                Schedule II--Valuation and Qualifying Accounts
                   Years Ended December 31, 2000, 1999, 1998

                            (Dollars in thousands)

                          Column B          Column C           Column D     Column E
                         ---------- ------------------------- ----------   ----------
                                            Additions
                                    -------------------------
                         Balance at Charged to                             Balance at
                         beginning   cost and    Charged to                  end of
      Description        of period   expenses  other accounts Deductions     period
      -----------        ---------- ---------- -------------- ----------   ----------
2000
Allowance for doubtful
 accounts...............  $11,564    $30,508          --       $10,733(b)   $31,339
1999
Allowance for doubtful
 accounts...............    4,743     23,917       1,000        18,096(b)    11,564
1998
Allowance for doubtful
 accounts...............      196      8,697       3,500(a)      7,650(b)     4,743

--------
(a) Consolidation of ACE's balance due to the 1998 Merger discussed in Note 4 to the Consolidated Financial Statements included in Item 8 of Part II.
(b) Accounts receivable written off.

  (b) Reports on Form 8-K

  The following Reports on Form 8-K were filed in the fourth quarter of 2000.

  On October 20, 2000, Conectiv filed a Current Report on Form 8-K dated Octo-ber 3, 2000, reporting on Item 5, Other Events.

3. Exhibits

 Exhibit
 Number
 -------
  2-A    Amended and Restated Agreement and Plan of Merger, dated as of
         December 26, 1996, between DPL, Atlantic Energy, Inc., Conectiv and DS
         Sub, Inc. (filed with Registration Statement No. 333-18843)

  2-B    Agreement and Plan of Merger, dated as of February 9, 2001, between
         Potomac Electric Power Company, New RC, Inc. and Conectiv (filed with
         Conectiv's Current Report on Form 8-K dated February 13, 2001)

  3-A    Restated Certificate of Incorporation of Conectiv, filed with Delaware
         Secretary of State, effective as of March 2, 1998 (filed with
         Conectiv's Current Report on Form 8-K dated March 6, 1998)

  3-B    Certificate of Merger of Atlantic Energy, Inc. with and into Conectiv,
         Inc., filed with the Delaware Secretary of State, effective as of March 1, 1998 (filed with Conectiv's Current Report on Form 8-K dated
         March 6, 1998)

  3-C    Certificate of Merger of Atlantic Energy, Inc. with and into Conectiv,
         Inc. filed with the New Jersey Secretary of State, effective as of March 1, 1998 (filed with Conectiv's Current Report on Form 8-K dated
         March 6, 1998)

  3-D Certificate to change name from Conectiv, Inc. to Conectiv filed with the Delaware Secretary of State pursuant to Section 102(a) of the Delaware General Corporation Law (filed with Conectiv's Current Report on Form 8-K dated March 6, 1998)

  3-E Certificate of Merger of DS Sub, Inc., a Delaware Corporation with and into Delmarva Power & Light Company, filed with the Delaware Secretary of State, effective as of March 1, 1998 (filed with Conectiv's Current
         Report on Form 8-K dated March 6, 1998)

  3-F Certificate of Merger of DS Sub, Inc., a Delaware Corporation with and into Delmarva Power & Light Company, effective as of March 1, 1998, filed with the Virginia State Corporation Commission, effective as of March 1, 1998 (filed with Conectiv's Current Report on Form 8-K dated
         March 6, 1998)

  3-G    Conectiv's By-Laws as amended October 26, 1999 (filed herewith)

 10-A    Conectiv Incentive Compensation Plan (filed with Conectiv, Inc.
         Registration Statement No. 333-18843)

 10-B Conectiv Deferred Compensation Plan, effective January 1, 1999 (filed with Conectiv's 1999 Report on Form 10-K)

 10-C    Conectiv Change-in-Control Severance Plan For Certain Executive
         Officers (filed herewith)

 10-D    Conectiv Change-in-Control Severance Plan For Certain Select Employees
         (filed herewith)

 10-E Form of Change-in-Control Severance Agreement between Conectiv and certain executives (filed herewith)

 Exhibit
 Number
 -------
 12      Computation of ratio of earnings to fixed charges (filed herewith)

 21      Subsidiaries of the registrant (filed herewith)

 23      Consent of Independent Public Accountants (filed herewith)

 27      Financial Data Schedule (filed herewith)

 99 2000 Conectiv Pro Forma Financial Statements--Generation Asset Sale and Transfer (filed herewith)

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2001.

                                          Conectiv
                                          (Registrant)

                                                 /s/ John C. van Roden
                                          By: _________________________________
                                                     John C. van Roden
                                              Senior Vice President and Chief
                                                     Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis-trant and in the capacities indicated, on March 15, 2001.

              Signature                                       Title
              ---------                                       -----

      /s/ Howard E. Cosgrove                        Chairman of the Board and
______________________________________               Chief Executive Officer
         (Howard E. Cosgrove)

      /s/ John C. van Roden                         Senior Vice President and
______________________________________               Chief Financial Officer
         (John C. van Roden)

        /s/ James P. Lavin                          Controller and Chief
______________________________________               Accounting Officer
           (James P. Lavin)

     /s/ R. Franklin Balotti                        Director
______________________________________
        (R. Franklin Balotti)

       /s/ Robert D. Burris                         Director
______________________________________
          (Robert D. Burris)

     /s/ George F. MacCormack                       Director
______________________________________
        (George F. MacCormack)

      /s/ Bernard J. Morgan                         Director
______________________________________
         (Bernard J. Morgan)

                                 Exhibit Index

Exhibit
Number        Description
-----------   ----------------------------------------------------------

3-G           Conectiv's By-Laws as amended October 26, 1999

10-C          Conectiv Change-in-Control Severance Plan For Certain Executive Officers

10-D          Conectiv Change-in-Control Severance Plan For Certain Select Employees

10-E          Form of Change-in-Control Severance Agreement between Conectiv and certain executives

12            Ratio of Earnings to Fixed Charges

21            Subsidiaries of the registrant

23            Consent of Public Accountants

27            Financial Data Schedule

99            2000 Conectiv Pro Forma Financial Statements-Generation Asset Sale and Transfer