Form 10-Q
period 2001-03-31
CONECTIV
filed 2001-05-10
CIK 1029590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

                                       OR

/  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

Commission file number              1-13895

                                    CONECTIV
             (Exact name of registrant as specified in its charter)

        Delaware                               51-0377417
 (State of incorporation)                   (I.R.S. Employer
                                            Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware              19899
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code           302-429-3018


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X    No
                                 -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Shares Outstanding at March 31, 2001
Common Stock, $0.01 par value                            82,967,179
Class A Common Stock, $0.01 par value                     5,742,315

                                    CONECTIV

                                Table of Contents


                                                                             Page


Part I. Financial Information:

  Item 1. Financial Statements

          Consolidated Statements of Income for the three months ended
          March 31, 2001, and March 31, 2000.................................    1

          Consolidated Statements of Comprehensive Income for the three
          months ended March 31, 2001, and March 31, 2000....................    2

          Consolidated Balance Sheets as of March 31, 2001, and
          December 31, 2000..................................................  3-4

          Consolidated Statements of Cash Flows for the three months
          ended March 31, 2001, and March 31, 2000...........................    5

          Notes to Consolidated Financial Statements......................... 6-14

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................15-24

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.........   25


Part II. Other Information

  Item 1. Legal Proceedings..................................................   26

  Item 5. Other Information..................................................   26

  Item 6. Exhibits and Reports on Form 8-K...................................26-27

Signature      .............................................................   28

                         PART 1, FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                    CONECTIV
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                -------------------------------
                                                                   2001                 2000
                                                                ----------           ----------
OPERATING REVENUES
    Electric                                                     $766,879             $630,295
    Gas                                                           638,085              274,493
    Other services                                                149,685              140,557
                                                                ----------           ----------
                                                                1,554,649            1,045,345
                                                                ----------           ----------
OPERATING EXPENSES
    Electric fuel and purchased energy and capacity               485,726              331,304
    Gas purchased                                                 629,390              251,619
    Other services' cost of sales                                 120,144              118,437
    Operation and maintenance                                     112,700              156,878
    Depreciation and amortization                                  62,400               63,930
    Taxes other than income taxes                                  20,190               21,231
                                                                ----------           ----------
                                                                1,430,550              943,399
                                                                ----------           ----------
OPERATING INCOME                                                  124,099              101,946
                                                                ----------           ----------
OTHER INCOME                                                        2,752               12,315
                                                                ----------           ----------
INTEREST EXPENSE
    Interest charges                                               53,032               54,157
    Capitalized interest and allowance for borrowed
      funds used during construction                               (4,931)              (1,693)
                                                                ----------           ----------
                                                                   48,101               52,464
                                                                ----------           ----------
PREFERRED STOCK DIVIDEND
    REQUIREMENTS OF SUBSIDIARIES                                    5,159                5,049
                                                                ----------           ----------
INCOME BEFORE INCOME TAXES                                         73,591               56,748
INCOME TAXES                                                       32,787               24,211
                                                                ----------           ----------
NET INCOME                                                       $ 40,804             $ 32,537
                                                                ==========           ==========

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK
      Common stock                                               $ 39,912             $ 34,990
      Class A common stock                                            892               (2,453)
                                                                ----------           ----------
                                                                 $ 40,804             $ 32,537
                                                                ==========           ==========
COMMON STOCK
    AVERAGE SHARES OUTSTANDING (000)
      Common stock                                                 82,704               85,568
      Class A common stock                                          5,742                5,742
    EARNINGS (LOSS) PER AVERAGE SHARE--BASIC AND DILUTED
      Common stock                                                  $0.48                $0.41
      Class A common stock                                          $0.16               ($0.43)
    DIVIDENDS DECLARED PER SHARE
      Common stock                                                  $0.22                $0.22
      Class A common stock                                          $0.80                $0.80

          See accompanying Notes to Consolidated Financial Statements.

                                CONECTIV
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         (DOLLARS IN THOUSANDS)
                               (Unaudited)



                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                               -------------------------------
                                                                                   2001                   2000
                                                                               --------               --------
Net Income                                                                     $ 40,804               $ 32,537
                                                                               --------               --------

Other comprehensive income, net of taxes

    Energy commodity hedging:

         Cumulative effect of a change in accounting resulting from adoption of Statement of Financial Accounting Standards
            No. 133, "Accounting for Derivative Instruments and
            Hedging Activities," net of taxes of $2,380                           3,445                     --

         Unrealized loss from cash flow hedges net of reclassification
            adjustments and net of taxes of $10,710                             (15,502)                    --

    Unrealized loss on marketable securities net of reclassification
            adjustments and net of taxes of $44                                     (82)                    --

                                                                               --------               --------
Comprehensive income                                                           $ 28,665               $ 32,537
                                                                               ========               ========


















        See accompanying Notes to Consolidated Financial Statements.

                                    CONECTIV
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                          MARCH 31,             DECEMBER 31,
                                                                             2001                   2000
                                                                        ---------------      -------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                 $44,268                 $123,562
     Accounts receivable, net of allowances of
        $31,697 and $31,339, respectively                                      982,974                  792,843
     Inventories, at average cost
        Fuel (coal, oil and gas)                                                64,653                   54,578
        Materials and supplies                                                  53,572                   62,675
     Deferred energy supply costs                                               21,198                   22,094
     Prepayments                                                                25,575                   23,354
     Deferred income taxes, net                                                 11,369                   13,155
                                                                        ---------------      -------------------
                                                                             1,203,609                1,092,261
                                                                        ---------------      -------------------

INVESTMENTS
     Investment in leveraged leases                                             53,999                   53,706
     Funds held by trustee                                                     125,387                  122,387
     Other investments                                                          73,643                   70,780
                                                                        ---------------      -------------------
                                                                               253,029                  246,873
                                                                        ---------------      -------------------

PROPERTY, PLANT AND EQUIPMENT
     Electric generation                                                     1,581,768                1,576,550
     Electric transmission and distribution                                  2,746,397                2,711,907
     Gas transmission and distribution                                         281,241                  277,650
     Other electric and gas facilities                                         390,702                  390,313
     Telecommunications, thermal systems, and other
        property, plant, and equipment                                         263,140                  251,567
                                                                        ---------------      -------------------
                                                                             5,263,248                5,207,987
     Less: Accumulated depreciation                                          2,222,856                2,179,951
                                                                        ---------------      -------------------
     Net plant in service                                                    3,040,392                3,028,036
     Construction work-in-progress                                             465,905                  406,884
     Leased nuclear fuel, at amortized cost                                     25,129                   28,352
     Goodwill, net of accumulated amortization
        of $35,893 and $33,437, respectively                                   341,918                  344,514
                                                                        ---------------      -------------------
                                                                             3,873,344                3,807,786
                                                                        ---------------      -------------------

DEFERRED CHARGES AND OTHER ASSETS
     Recoverable stranded costs, net                                           981,494                  988,153
     Deferred recoverable income taxes                                          82,450                   84,730
     Unrecovered purchased power costs                                          13,988                   14,487
     Unrecovered New Jersey state excise tax                                     7,163                   10,360
     Deferred debt refinancing costs                                            20,031                   20,656
     Deferred other postretirement benefit costs                                29,356                   29,981
     Prepaid pension costs                                                      76,377                   69,963
     Unamortized debt expense                                                   25,105                   25,553
     License fees                                                               21,612                   21,956
     Other                                                                      68,198                   65,236
                                                                        ---------------      -------------------
                                                                             1,325,774                1,331,075
                                                                        ---------------      -------------------
TOTAL ASSETS                                                                $6,655,756               $6,477,995
                                                                        ===============      ===================


          See accompanying Notes to Consolidated Financial Statements.

                                    CONECTIV
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                   MARCH 31,           DECEMBER 31,
                                                                                     2001                  2000
                                                                                ----------------      ----------------

CAPITALIZATION AND LIABILITIES

CURRENT LIABILITIES
     Short-term debt                                                                   $738,522              $709,530
     Long-term debt due within one year                                                 100,751               100,721
     Variable rate demand bonds                                                         158,430               158,430
     Accounts payable                                                                   631,232               490,887
     Taxes accrued                                                                       68,871                10,877
     Interest accrued                                                                    46,699                45,296
     Dividends payable                                                                   27,161                27,111
     Deferred energy supply costs                                                        30,479                34,650
     Current capital lease obligation                                                    15,596                15,591
     Above-market purchased energy contracts
         and other electric restructuring liabilities                                    23,719                23,891
     Other                                                                               88,217               107,025
                                                                                ----------------      ----------------
                                                                                      1,929,677             1,724,009
                                                                                ----------------      ----------------

DEFERRED CREDITS AND OTHER LIABILITIES
     Other postretirement benefits obligation                                            90,747                90,335
     Deferred income taxes, net                                                         807,120               823,094
     Deferred investment tax credits                                                     63,044                64,316
     Regulatory liability for New Jersey income tax benefit                              49,262                49,262
     Above-market purchased energy contracts
         and other electric restructuring liabilities                                    95,783               103,575
     Deferred gain on termination of purchased energy contract                           74,968                74,968
     Long-term capital lease obligation                                                  10,491                13,744
     Other                                                                               61,770                67,751
                                                                                ----------------      ----------------
                                                                                      1,253,185             1,287,045
                                                                                ----------------      ----------------

CAPITALIZATION
     Common stock: $0.01 per share par value;
         150,000,000 shares authorized; shares outstanding - -
         82,967,179 in 2001, and 82,859,779 in 2000                                         831                   830
     Class A common stock, $0.01 per share par value;
         10,000,000 shares authorized; shares outstanding - -
         5,742,315 in 2001 and 2000                                                          57                    57
     Additional paid-in capital - - common stock                                      1,030,941             1,028,780
     Additional paid-in capital - - Class A common stock                                 93,738                93,738
     Retained earnings                                                                   60,784                42,768
     Treasury shares, at cost:
           135,604 shares in 2001; 130,604 shares in 2000                                (2,786)               (2,688)
     Unearned compensation                                                               (2,896)               (1,172)
     Accumulated other comprehensive income                                             (14,183)               (2,044)
                                                                                ----------------      ----------------
         Total common stockholders' equity                                            1,166,486             1,160,269
     Preferred stock and securities of subsidiaries:
         Not subject to mandatory redemption                                             95,933                95,933
         Subject to mandatory redemption                                                188,950               188,950
     Long-term debt                                                                   2,021,525             2,021,789
                                                                                ----------------      ----------------
                                                                                      3,472,894             3,466,941
                                                                                ----------------      ----------------

Commitments and Contingencies (Note 10)

                                                                                ----------------      ----------------
TOTAL CAPITALIZATION AND LIABILITIES                                                 $6,655,756            $6,477,995
                                                                                ================      ================


          See accompanying Notes to Consolidated Financial Statements.

                                 CONECTIV
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                           ---------------------------------
                                                                2001                    2000
                                                           ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              $  40,804               $  32,537
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                           65,640                  70,280
      Investment tax credit adjustments, net                  (1,272)                 (1,273)
      Deferred income taxes, net                              (3,533)                (14,733)
      Net change in:
          Accounts receivable                               (194,925)               (114,397)
          Inventories                                         (2,341)                 12,511
          Accounts payable                                   140,678                  27,136
          Accrued / prepaid taxes                             68,710                 113,201
          Other current assets & liabilities (1)             (54,557)                 39,896
   Other, net                                                (14,082)                (16,254)
                                                           ---------               ---------
   Net cash provided by operating activities                  45,122                 148,904
                                                           ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                     (122,642)                (63,455)
   Investments in partnerships                                (2,820)                 (2,845)
   Proceeds from assets sold                                   1,060                  12,849
   Deposits to nuclear decommissioning trust funds              (825)                     --
   Acquisition of businesses, net of cash acquired                --                    (798)
   Leveraged leases, net                                          --                     795
   Other, net                                                 (1,784)                  2,456
                                                           ---------               ---------
   Net cash used by investing activities                    (127,011)                (50,998)
                                                           ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock dividends paid                               (22,778)                (23,496)
   Common stock redeemed                                          --                 (22,678)
   Long-term debt redeemed                                      (294)                (48,414)
   Principal portion of capital lease payments                (3,240)                 (6,350)
   Net change in short-term debt                              28,992                  28,531
   Cost of issuances and refinancings                            (85)                 (1,193)
                                                           ---------               ---------
   Net cash provided (used) by financing activities            2,595                 (73,600)
                                                           ---------               ---------
   Net change in cash and cash equivalents                   (79,294)                 24,306
   Cash and cash equivalents at beginning of period          123,562                  56,239
                                                           ---------               ---------
   Cash and cash equivalents at end of period              $  44,268               $  80,545
                                                           =========               =========


(1) Other than debt and deferred income taxes classified as current.

See accompanying Notes to Consolidated Financial Statements.

                                    CONECTIV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  FINANCIAL STATEMENT PRESENTATION

Conectiv's consolidated condensed interim financial statements contained herein include the accounts of Conectiv and its majority owned subsidiaries and reflect all adjustments, consisting of only normal recurring adjustments, necessary in the opinion of management for a fair presentation of interim results. In accordance with regulations of the Securities and Exchange Commission (SEC), disclosures that would substantially duplicate the disclosures in Conectiv's 2000 Annual Report on Form 10-K have been omitted. Accordingly, Conectiv's consolidated condensed interim financial statements contained herein should be read in conjunction with Conectiv's 2000 Annual Report on Form 10-K and Part II of this Quarterly Report on Form 10-Q for additional relevant information.

As previously disclosed, on February 9, 2001, the Boards of Directors of Conectiv and Potomac Electric Power Company (Pepco) approved an Agreement and Plan of Merger (Conectiv/Pepco Merger Agreement) under which Pepco will acquire Conectiv for a combination of cash and stock. The transaction is subject to various statutory and regulatory approvals and approval by the stockholders of Conectiv and Pepco. See Note 5 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K for additional information. There is no significant new information to report concerning this matter.


NOTE 2.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Conectiv actively participates in the wholesale energy markets and engages in commodity hedging activities to minimize the risk of market price fluctuations associated with the purchase and sale of energy commodities (natural gas, petroleum, electricity, and other energy commodities). Some of Conectiv's hedging activities are conducted using derivative instruments designated as "cash flow hedges," which are designed to hedge the variability in cash flows of forecasted transactions. Conectiv also hedges by backing physical transactions with offsetting physical positions. In the first quarter of 2001, Conectiv did not hold any derivative instruments designated as "fair value hedges," which include hedges of exposure to changes in the fair value of unrecognized firm commitments.

Conectiv's energy commodity hedging objectives, in accordance with its risk management policy, are primarily the assurance of stable and known cash flows and the fixing of favorable prices and margins when they become available. These hedging objectives generally apply to all of Conectiv's energy commodity hedging activities, including hedging activities conducted through derivative instruments designated as cash flow hedges and physical transactions. Some derivative instruments are held by Conectiv for trading purposes with the intention of enhancing earnings.

Conectiv implemented the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires all derivative instruments, within the scope of the statement, to be recognized as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges, under SFAS No. 133, are recognized in earnings. The gain or loss on a derivative that hedges exposure to variable cash flow of a forecasted transaction is initially recorded in other comprehensive income (a separate component of common stockholders' equity) and is subsequently reclassified into earnings when the forecasted transaction occurs. If a forecasted transaction is no longer probable, the deferred gain or loss in accumulated other comprehensive income is immediately reclassified to earnings. Changes in the fair value of other hedging derivatives result in a change in the value of the asset, liability, or firm commitment being hedged, to the extent the hedge is effective. Any ineffective portion of a hedge is recognized in earnings immediately. The accounting prescribed by SFAS No. 133 may cause increased volatility in Conectiv's earnings, revenues and common stockholders' equity.

The initial impact on Conectiv's financial statements of adopting SFAS No. 133 effective January 1, 2001 included the following: (a) recognition of $43.8 million of assets and $38.0 million of liabilities for the fair value of certain contracts, which are classified as derivatives under SFAS No. 133; (b) derecognition (or elimination) of $0.2 million of deferred credits and $3.1 million of current assets associated with deferred gains and losses from hedging derivatives; and (c) a "cumulative effect" type of adjustment, which was recorded as a $5.8 million pre-tax ($3.4 million after-tax) credit to other comprehensive income. For the twelve months ending December 31, 2001, Conectiv expects to have reclassified into earnings approximately $7.6 million before taxes ($4.4 million after taxes) of the cumulative effect adjustment recorded in other comprehensive income.

During the three months ended March 31, 2001, for derivative instruments designated as cash flow hedges and for the related hedged transaction (i) the net gain recognized in earnings for hedge ineffectiveness was $0.4 million before taxes ($0.2 million after taxes) and (ii) the net gain recognized in earnings for the portion of the derivative instruments' gain excluded from the assessment of hedge effectiveness was $0.5 million before taxes ($0.3 million after taxes). These gains are reported as operating revenues in the Consolidated Statement of Income. During the three months ended March 31, 2001, a net loss of $0.8 million before taxes ($0.5 million after taxes) was reclassified from accumulated other comprehensive income into earnings because the forecasted energy commodity transactions were no longer expected to occur within the forecasted period.

Amounts in accumulated other comprehensive income related to energy commodity cash flow hedges are reclassified into earnings when the forecasted purchase or sale of the energy commodity occurs. During the twelve-month period ending March 31, 2002, a net loss of $16.8 million before taxes ($10.1 million after taxes) associated with energy commodity hedging is expected to be reclassified from accumulated other comprehensive income into earnings. Also, a net gain on the hedged transactions, which would offset the net hedging loss, is expected to be realized during the same time period. As of March 31, 2001, the maximum length of time over which Conectiv was hedging the variability in future cash flows for forecasted energy commodity transactions was 45 months; however, most of such hedges are for 12 months or less.


NOTE 3.  PROCEEDS FROM TERMINATION OF MEMBERSHIP IN MUTUAL INSURANCE COMPANY

As discussed in Note 10 to the Consolidated Financial Statements, NEIL is a nuclear industry mutual insurance company, which provides replacement power cost coverage in the event of a major accidental outage at a nuclear power plant. Atlantic City Electric Company (ACE) is a member of NEIL, and as discussed below, Delmarva Power & Light Company (DPL) terminated its membership in NEIL on February 19, 2001.

Under changes in NEIL's by-laws effective December 31, 2000, member account balances no longer exist. NEIL members who sell their interests in nuclear electric generating plants after December 31,

2000, may choose either (1) to continue to receive certain policyholders' distributions from NEIL (if, as, and when declared) over a 5-year period or (2) to remain a NEIL member by purchasing other insurance products from NEIL and thus remain eligible for policyholders' distributions (if, as, and when declared) for a longer period. NEIL members that sold their interests in nuclear electric generating plants on or before December 31, 2000, could also elect prior to February 28, 2001, to be paid their member account balances by NEIL for terminating their NEIL insurance coverages. DPL sold its interests in nuclear electric generating plants on December 29, 2000, as discussed in Note 14 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K. On February 19, 2001, DPL elected to terminate its NEIL membership and received $16.3 million for its member account balance. As a result of DPL's NEIL membership termination, Conectiv's operation and maintenance expenses for the three months ended March 31, 2001 include a $16.3 million pre-tax credit ($9.8 million after taxes or $0.12 per share of common stock). If the sale of ACE's ownership interests in nuclear electric generating plants is completed, then ACE will be able to choose one of the two options available to it under NEIL's current by-laws.


NOTE 4.  INVESTMENTS

As discussed in Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K, an indirect Conectiv subsidiary holds a limited partner interest in EnerTech Capital Partners, L.P. and EnerTech Capital Partners II, L.P. (the EnerTech funds). The EnerTech funds are venture capital funds that invest in energy related technology and Internet service companies. Conectiv also has other investments, including other venture capital funds, an Internet start-up project, and marketable securities.

Conectiv's investment income was not significant for the three months ended March 31, 2001 and was $0.8 million after income taxes ($0.01 per share of common stock) for the three months ended March 31, 2000.

During the first quarter of 2001, Conectiv received a distribution from the EnerTech funds of 990,838 shares of Capstone Turbine Corporation (Capstone). Capstone develops, designs, assembles, and sells micro-turbines worldwide in the distributed power generation market and hybrid electric vehicle market. Primarily due to the distribution of the Capstone shares, the carrying amount of Conectiv's investment in the EnerTech funds decreased to $14.2 million as of March 31, 2001, from $38.6 million as of December 31, 2000. The carrying amount of Conectiv's investment in the Capstone shares was $28.1 million as of March 31, 2001 and is included in "Other Investments" on the Consolidated Balance Sheet.


NOTE 5.  AGREEMENTS FOR THE SALES OF ELECTRIC GENERATING PLANTS

For information concerning agreements for the sale of electric generating plants, see Note 14 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K. The operating results of the electric generating plants to be sold are included in the Energy business segment shown in Note 12 to the Consolidated Financial Statements included herein. There is no significant new information to report concerning this matter.

On April 11, 2001, ACE entered into a purchased power agreement with an affiliate of NRG Energy, Inc. (NRG), the party with which ACE has an agreement for the sale of certain of its fossil fuel-fired electric generating plants. The purchased power agreement provides for ACE to begin purchasing 400 megawatts of capacity and energy over a period that begins when the sale of certain of ACE's electric generating plants to NRG is completed and ends on August 31, 2002.

NOTE 6.  REGULATORY MATTERS

An update to the information previously reported in Note 10 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K is presented below.

NEW JERSEY ELECTRIC UTILITY INDUSTRY RESTRUCTURING

As previously disclosed, the New Jersey Board of Public Utilities (NJBPU) issued a Summary Order to ACE in July 1999 concerning restructuring ACE's electricity supply business and indicated that a more detailed order would be issued at a later time.

The Final Decision and Order of the NJBPU, dated March 30, 2001, for ACE was publicly posted on the NJBPU's website in mid-May 2001. The Final Decision and Order supersedes a Summary Order issued on July 15, 1999, which was the subject of a Form 8-K filing made by Conectiv and ACE on July 15, 1999. The Final Decision and Order and the 1999 Summary Order were issued in conjunction with a June 9, 1999 settlement in the NJBPU's restructuring proceeding relating to ACE's stranded costs, unbundled rates, and other provisions relevant to establishing competitive retail electric supply markets within ACE's franchised service area in southern New Jersey.

After an initial review, management believes that the substantive provisions of the Final Decision and Order largely track the substantive provisions of the Summary Order filed with and discussed in Conectiv's and ACE's July 15, 1999 Form 8-K filings. Differences between the Summary Order and the Final Decision and Order that have been identified, in management's view, are not material and include: 1) establishing August 1, 2002, as the date for submission of a filing regarding the level of all unbundled rate components proposed to be applicable on and after August 1, 2003; 2) with respect to deferred costs to be recovered in future rates, establishing an interest rate to be applied to the deferred balances that is tied to 7-year Treasury constant maturities rather than tied to intermediate-term maturities actually issued by Conectiv or ACE; 3) finding that such deferred balances and interest are recoverable over a "reasonable period of time" to be determined by the NJBPU rather than the four-year period explicitly set forth in the Summary Order; and 4) striking a provision in the settlement that identified a statutory right for ACE to make an early filing for rate modifications under certain specified conditions.

NOTE 7.  INCOME TAXES

For the three months ended March 31, 2001, the amount computed by multiplying "Income before income taxes" by the federal statutory rate is reconciled in the table below to income tax expense.

                                                   Three Months Ended
                                                      March 31, 2001
                                                   -----------------------
                                                   Amount            Rate
                                                   -------          ------
                                                   (Dollars in Thousands)
Statutory federal income tax expense                $25,756            35%
State income taxes, net of federal benefit            5,809             8
Depreciation                                          1,474             2
Amortization of investment tax credits               (1,272)           (2)
Other, net                                            1,020             2
                                                  ---------       --------
Income tax expense                                  $32,787            45%
                                                  =========       ========

NOTE 8.  DEBT

The $738.5 million of short-term debt outstanding as of March 31, 2001 had an average interest rate of 6.0%.

As of March 31, 2001, Conectiv (the holding company) had a $300 million credit agreement with a five-year term that expires in February 2003 and a $730 million credit agreement, which was renewed on April 5, 2001 for an additional year and increased to $735 million. Conectiv's credit agreements require a ratio of total indebtedness to total capitalization of 70% or less and the ratio was 64% as of March 31, 2001, computed in accordance with the terms of the credit agreements. On February 12, 2001, DPL reduced the commitments under its revolving credit facility, which expires January 31, 2003, from $150 million to $105 million; this credit facility provides liquidity for DPL's $104.8 million of Variable Rate Demand Bonds and also may be used for general corporate purposes.


NOTE 9.  CONECTIV CLASS A COMMON STOCK

For general information about Class A common stock, and information about dividend payments, conversion and redemption provisions, and allocation of consideration in a subsequent merger, refer to Note 19 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K.

For the three months ended March 31, 2001, dividends declared per share of Class A common stock were $0.80 compared to earnings per share of Class A common stock outstanding of $0.16. During the three-year period ended March 31, 2001, or the "Initial Period," the quarterly dividend on shares of Class A common stock was $0.80. As disclosed at the time DPL and ACE became wholly owned subsidiaries of Conectiv (1998 Merger), Conectiv intends, following the Initial Period, subject to declaration by Conectiv's Board of Directors and the obligation of the Board of Directors to consider the financial condition and regulatory environment of Conectiv and the results of its operations, to pay annual dividends on the Class A common stock at a rate equal to 90% of annualized earnings of the Class A common stock (taking into account the notional fixed charge of $40 million per year in accordance with Conectiv's Restated Certificate of Incorporation). Notwithstanding Conectiv's intention with respect to dividends on the Class A common stock following the Initial Period, to the extent that the annual dividends paid on the Class A common stock during the Initial Period exceed the earnings that were applicable to the Class A common stock during the Initial Period, Conectiv's Board of Directors may consider such fact in determining the appropriate annual dividend rate on the Class A common stock following the Initial Period. As previously reported, during the Initial Period, the earnings applicable to Class A common stock were substantially less than the dividends on the Class A common stock. Management expects Conectiv's Board of Directors to determine the new quarterly dividend per share of Class A common stock in June 2001.

COMPUTATION OF EARNINGS (LOSS) APPLICABLE TO CONECTIV CLASS A COMMON STOCK
   (Dollars in Thousands)(unaudited)

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                       ---------------------------------
                                                           2001                     2000
                                                       --------                ---------
Net earnings of ACE                                    $  8,743                $  1,040
Exclude non-utility activities of ACE                       (25)                    (24)
Net earnings of Conectiv Atlantic
  Generation, LLC (CAG)                                   4,550                      --
                                                       --------                --------
Net income of Atlantic Utility Group                     13,268                   1,016
Pro-rata portion of fixed notional charge
  of $40 million per year                               (10,000)                (10,000)
                                                       --------                --------
Company Net Income (Loss) Attributable
   to the Atlantic Utility Group                          3,268                  (8,984)
Percentage applicable to Class A Common Stock              27.3%                   27.3%
                                                       --------                --------
Earnings (Loss) applicable to Class A Common Stock     $    892                $ (2,453)
                                                       ========                ========

SUMMARIZED COMBINED FINANCIAL INFORMATION OF ACE AND CAG
   (Dollars in Thousands)(unaudited)

   INCOME STATEMENT INFORMATION

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                            -------------------------
                                               2001           2000
                                            ------------  -----------
    Operating revenues                         $241,836     $208,886
    Operating income                            $35,479      $22,680
    Net income                                  $13,826       $1,573
    Earnings applicable to common stock         $13,293       $1,040

   BALANCE SHEET INFORMATION

                                                       MARCH 31,              DECEMBER 31,
                                                          2001                    2000
                                                      -------------         ----------------
     Current assets                                       $361,248                $348,958
     Noncurrent assets                                   2,227,177               2,239,297
                                                      -------------         --------------
     Total assets                                       $2,588,425              $2,588,255
                                                      =============         ==============

     Current liabilities                                  $330,878                $308,801
     Noncurrent liabilities                              1,463,176               1,481,548
     Preferred stock                                       125,181                 125,181
     Common stockholder's equity                           669,190                 672,725
                                                      -------------         --------------
     Total capitalization and liabilities               $2,588,425              $2,588,255
                                                      =============         ==============

NOTE 10.  CONTINGENCIES

ENVIRONMENTAL MATTERS

Conectiv's subsidiaries are subject to regulation with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Conectiv's liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean up-related issues (including whether a Conectiv subsidiary or a corporate predecessor is responsible for conditions on a particular parcel). Conectiv's current liabilities include $9.2 million as of March 31, 2001 ($9.8 million as of December 31, 2000) for potential clean-up and other costs related to sites at which a Conectiv subsidiary is a potentially responsible party or alleged to be a third party contributor, including $6.5 million for remediation and other costs associated with environmental contamination that resulted from an oil leak at the Indian River power plant. Conectiv does not expect such future costs to have a material effect on its financial position or results of operations.

NUCLEAR INSURANCE

In conjunction with the ownership interests of ACE in Peach Bottom Atomic Power Station (Peach Bottom), Salem Nuclear Generating Station (Salem), and Hope Creek Nuclear Generating Station (Hope Creek), ACE could be assessed for a portion of any third-party claims associated with an incident at any commercial nuclear power plant in the United States. Under the provisions of the Price Anderson Act, if third-party claims relating to such an incident exceed $200 million (the amount of primary insurance), ACE could be assessed up to $30.7 million on an aggregate basis for such third-party claims. In addition, Congress could impose a revenue-raising measure on the nuclear industry to pay such claims.

The co-owners of Peach Bottom, Salem, and Hope Creek maintain property insurance coverage of approximately $1.8 billion for each unit for loss or damage to the units, including coverage for decontamination expense and premature decommissioning. An industry mutual insurance company (NEIL) provides replacement power cost coverage to members in the event of a major accidental outage at a nuclear power plant. Under these coverages, ACE is subject to potential retrospective loss experience assessments of up to $1.9 million on an aggregate basis.

OTHER

On October 24, 2000, the City of Vineland, New Jersey, filed an action in a New Jersey Superior Court to acquire ACE electric distribution facilities located within the City limits by eminent domain. The City has offered approximately $11 million for these assets, including the right to provide electric service in this area. ACE believes that, properly evaluated, the assets sought by the City are worth approximately $40 million. Management cannot predict the outcome of this matter.

NOTE 11.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                                ------------------------
                                                   2001         2000
                                                -----------  -----------
                                                 (Dollars in Thousands)
CASH PAID (RECEIVED) FOR:
     Interest, net of amounts capitalized       $ 45,357        $ 46,103
     Income taxes, net of refunds               $(17,525)       $(74,832)

The $74.8 million of income tax refunds received during the three months ended March 31, 2000 were primarily related to the tax benefit associated with ACE's payment of $228.5 million on December 28, 1999 to terminate ACE's purchase of electricity under a contract with the Pedricktown Co-generation Limited Partnership, as discussed in Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K.

NON-CASH INVESTING ACTIVITY

As discussed in Note 4 to the Consolidated Financial Statements, during the first quarter of 2001, Conectiv received a distribution from the EnerTech funds of 990,838 shares of Capstone. The carrying amounts of Conectiv's investment in the Capstone shares was $28.1 million as of March 31, 2001 on the Consolidated Balance Sheet.

NOTE 12.  BUSINESS SEGMENTS

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

         "TELECOMMUNICATIONS" represents services provided by Conectiv Communications Inc. (CCI), including local, regional and long-distance telephone service and Internet services.

         "HVAC" represents heating, ventilation, and air conditioning services provided by Conectiv Services Inc. (CSI), prior to the sale of this business in the latter-half of 2000.

The operating results for business segments are evaluated based on "Earnings Before Interest and Taxes," which is generally equivalent to Operating Income plus Other Income, less certain interest charges allocated to the business segments. "Earnings Before Interest and Taxes" for the Energy business segment include the operating results of certain electric generating plants that are expected to be sold subsequent to receipt of required regulatory approvals, as discussed in Note 14 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K. For the three months ended March 31, 2001, "Earnings Before Interest and Taxes" for the Energy business segment include $16.3 million from DPL's termination of its membership in NEIL, as discussed in Note 3 to the Consolidated Financial Statements. The "Earnings Before Interest and Taxes" of "All Other" business segments include the equity in earnings of the EnerTech funds and other investment income, which are discussed in Note 4 to the Consolidated Financial Statements.

                                 THREE MONTHS ENDED                     THREE MONTHS ENDED
                                     MARCH 31, 2001                        MARCH 31, 2000
                             ---------------------------------    --------------------------------------
                                                  EARNINGS                               EARNINGS
                                               BEFORE INTEREST                         BEFORE INTEREST
BUSINESS SEGMENTS              REVENUES          AND TAXES              REVENUES         AND TAXES
-----------------              --------        ---------------          --------       ---------------
                                                     (Dollars in Thousands)
Energy                        $1,573,489           $65,710              $950,295             $64,973
Power Delivery                   196,241            69,799               188,060              63,262
Telecommunications                14,792            (7,208)               12,563             (13,577)
HVAC                                  --                --                31,863              (3,506)
All Other                          2,617            (2,880)                2,640                (344)
                              ----------         ---------            ----------            --------
Total                         $1,787,139 (1)     $ 125,421(2)         $1,185,421 (3)        $110,808 (4)
                              ==========         =========            ==========            ========


     (1) Includes intercompany revenues, which are eliminated in consolidation as follows: Energy business segment--$231,238; Telecommunications business segment--$1,064; All Other business segments--$188.
     (2) "Earnings before interest and taxes" less $51,325 of interest expense and preferred stock dividends and $505 of consolidation adjustments equals consolidated income before income taxes.
     (3) Includes intercompany revenues, which are eliminated in consolidation as follows: Energy business segment--$137,654; Telecommunications business segment--$1,026; All Other business segments--$1,396.
     (4) "Earnings before interest and taxes" less $53,555 of interest expense and preferred stock dividends and $505 of consolidation adjustments equals consolidated income before income taxes.


NOTE 13.  SUBSEQUENT EVENT, MANDATORY REDEMPTION OF PREFERRED STOCK

On May 1, 2001, ACE redeemed 115,000 shares of its $7.80 annual dividend rate preferred stock, which has mandatory redemption provisions, at the $100 per share stated value or $11.5 million in total.

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

COMMON STOCK EARNINGS SUMMARY

Earnings applicable to common stock were $39.9 million, or $0.48 per share of common stock (82,704,000 average shares outstanding) for the first quarter of 2001, compared to $35.0 million, or $0.41 per share of common stock (85,568,000 average shares outstanding) for the first quarter of 2000.

A summary of common stock earnings is shown in the table below.

AFTER-TAX CONTRIBUTION TO EARNINGS (LOSS) PER SHARE OF COMMON STOCK

                                                         Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                          2001         2000
                                                       ----------   ----------
       (1)  Telecommunications (CCI)                     $(0.08)       $(0.12)
       (2)  HVAC (CSI)                                       --         (0.03)
       (3)  Investment Income                                --          0.01
       (4)  Energy, Power Delivery, and Other              0.56          0.55
                                                       ---------       -------
                                                          $0.48         $0.41
                                                       =========       =======

(1)  Telecommunications (CCI)

     As a competitive local exchange carrier (CLEC) providing local, regional, and long distance telephone and internet services, CCI operates in a highly competitive industry. CCI's business competitors include Verizon, which as the incumbent local exchange carrier has inherent competitive advantages, and other CLECs. Market conditions, which have continued to decline over the past year, have resulted in very low CLEC gross margins and in difficulties for many CLECs in arranging any external financing.

     CCI's operating results have reflected these business conditions. Despite this, the loss per share of common stock which resulted from CCI's operations decreased to $0.08 for the first quarter of 2001 from $0.12 for the first quarter of 2000. The improvement in CCI's operating results was primarily due to a $4.6 million decrease in operating expenses for the first quarter of 2001, compared to the first quarter of 2000. Operating expenses decreased mainly due to a reduction in the number of employees.

     As previously disclosed, Conectiv initiated a process in 2000 to identify a strategic partner for CCI. Conectiv's management is currently considering various potential alternatives for this business, including sale in whole or in part. This process has been made more difficult by market conditions in this business sector, and, while alternatives are considered, CCI has focused on reducing its operating expenses and capital outlays. Conectiv's investment in CCI was approximately $190 million as of March 31, 2001.

(2)  HVAC (CSI)

     As discussed in Note 6 to the Consolidated Financial Statements included in
     Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K, Conectiv sold the HVAC businesses of CSI during mid- to late-2000.

(3)  Investment Income

     Conectiv's investment income was not significant for the three months ended March 31, 2001 and was $0.8 million after income taxes ($0.01 per share of common stock) for the three months ended March 31, 2000.

     During the first quarter of 2001, Conectiv received a distribution from the EnerTech funds of 990,838 shares of Capstone Turbine Corporation (Capstone). Capstone develops, designs, assembles, and sells micro-turbines worldwide in the distributed power generation market and hybrid electric vehicle market. Primarily due to the distribution of the Capstone shares, the carrying amount of Conectiv's investment in the EnerTech funds decreased to $14.2 million as of March 31, 2001, from $38.6 million as of December 31, 2000. Conectiv's investment in the Capstone shares had a $28.1 million carrying amount as of March 31, 2001 on the Consolidated Balance Sheet.

(4)  Energy, Power Delivery, and Other

     As shown in the preceding table, the contribution to earnings per share of common stock outstanding by "Energy, Power Delivery, and Other" was $0.56 for the first quarter of 2001 compared to $0.55 for the first quarter of 2000. As discussed in Note 3 to the Consolidated Financial Statements, on February 19, 2001, DPL elected to terminate its membership in NEIL (a nuclear industry mutual insurance company) and received $16.3 million for its member account balance. As a result of DPL's NEIL membership termination, the Energy business segment's operation and maintenance expenses for the three months ended March 31, 2001 include a $16.3 million pre-tax credit ($9.8 million after-taxes, or $0.12 per share of common stock).

     Excluding the earnings that resulted from DPL's termination of its NEIL membership, the contribution to earnings per share of common stock from "Energy, Power Delivery, and Other" decreased by $0.11 in the first quarter of 2001. This decrease primarily resulted from higher average energy costs for supplying electricity to DPL's default service customers and gas trading losses, partly offset by increased profits from strategic electric generation activities, which benefited from higher energy prices, and gains on coal and oil trading.

     Conectiv's participation in energy markets results in exposure to commodity market risk. Conectiv has controls in place that are intended to keep risk exposures within certain management-approved risk tolerance levels. For additional information concerning commodity market risk, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk," included herein.

DIVIDENDS ON COMMON STOCK

Conectiv's Board of Directors declared quarterly dividends per share of common stock of $0.22 for the first quarter of 2001, which represented approximately 46% of earnings per share of common stock. For additional information concerning dividends on common stock, see "Dividends on Common Stock" on page II-10 in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), included in Item 7 of Part II of Conectiv's 2000 Annual Report on Form 10-K.

CLASS A COMMON STOCK EARNINGS SUMMARY

As provided in Conectiv's Restated Certificate of Incorporation, Class A common stock has an interest in earnings of the Atlantic Utility Group (AUG) in excess of a notional fixed charge of $40 million per year. The AUG includes the assets and liabilities of the electric generation, transmission, and distribution businesses of ACE which existed on August 9, 1996 and were regulated by the NJBPU. Accordingly, the AUG includes the earnings of the power plants which were transferred on July 1, 2000, from ACE to Conectiv Atlantic Generation, LLC
(CAG). For any reporting period, if the AUG earns less than the pro-rata portion of the annual fixed notional charge, a loss will be applicable to Class A common stock. For additional information concerning the computation of earnings applicable to Class A common stock and other general information concerning Class A common stock, including information about dividend payments, conversion and redemption provisions, and allocation of consideration in a subsequent merger, refer to Note 19 to the Consolidated Financial Statements included in
Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K.

For the first quarter of 2001, earnings applicable to Class A common stock were $0.9 million, or $0.16 per share of Class A common stock. In comparison, the net income of the AUG for the first quarter of 2000 was less than the $10.0 million notional charge, which resulted in a $2.5 million loss applicable to Class A common stock, or a loss of $0.43 per share of Class A common stock. The increase in earnings per share of Class A common stock was mainly due to improved operating results for deregulated electric generating units and higher volumes of electricity sold and delivered, reflecting the positive effect of colder winter weather on sales of electricity to customers using electric heating systems. Although ACE experienced higher average energy costs in serving its Basic Generation Service (BGS) customers, additional revenues were recognized based on the regulated cost-based, rate-recovery mechanism that exists for BGS, as discussed in Notes 1 and 10 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K.

DIVIDENDS ON CLASS A COMMON STOCK

For the three months ended March 31, 2001, dividends declared per share of Class A common stock were $0.80 compared to earnings per share of Class A common stock of $0.16. During the three-year period ended March 31, 2001, or the "Initial Period," the quarterly dividend on shares of Class A common stock was $0.80. As disclosed at the time DPL and ACE became wholly owned subsidiaries of Conectiv (1998 Merger), Conectiv intends, following the Initial Period, subject to declaration by Conectiv's Board of Directors and the obligation of the Board of Directors to consider the financial condition and regulatory environment of Conectiv and the results of its operations, to pay annual dividends on the Class A common stock at a rate equal to 90% of annualized earnings of the Class A common stock (taking into account the notional fixed charge of $40 million per year in accordance with Conectiv's Restated Certificate of Incorporation). Notwithstanding Conectiv's intention with respect to dividends on the Class A common stock following the Initial Period, to the extent that the annual dividends paid on the Class A common stock during the Initial Period exceed the earnings that were applicable to the Class A common stock during the Initial Period, Conectiv's Board of Directors may consider such fact in determining the appropriate annual dividend rate on the Class A common stock following the Initial Period. As previously reported, during the Initial Period, the earnings applicable to Class A common stock were substantially less than the dividends on the Class A common stock. Management expects Conectiv's Board of Directors to determine the new quarterly dividend per share of Class A common stock in June 2001.

For additional information concerning dividends on Class A common stock, see "Dividends on Class A Common Stock" on page II-12 of the MD&A included in Item 7 of Part II of Conectiv's 2000 Annual Report on Form 10-K.

MID-MERIT ELECTRIC GENERATION

The following discussion updates the "Mid-Merit Electric Generation" disclosure, which begins on page II-15 in the MD&A included in Item 7 of Part II of Conectiv's 2000 Annual Report on Form 10-K.

Conectiv is increasing its mid-merit electric generating capacity by building combined cycle units, which are constructed with combustion turbines, waste heat recovery boilers and a steam turbine. In 2000, Conectiv ordered 21 combustion turbine units, which, with additional equipment, could be configured into 8 combined cycle plants. Each combined cycle plant would have approximately 550 megawatts (MW) of capacity, allowing Conectiv to add up to 4,400 MW of electric generating capacity, representing a potential total investment of about $2.6 billion. Under an accelerated schedule, construction would occur in phases and would be completed by the end of 2004, with delivery of the combustion turbines occurring in phases through 2003. Conectiv is actively working on developing sites for combined cycle plants within the region of the PJM Interconnection, L.L.C. (PJM) and, as discussed below, is currently constructing a new plant at the Hay Road site.

Three new combustion turbines, which are currently being installed at the Hay Road site, are expected to be operational during the summer of 2001 (adding 330 MW of capacity). The waste heat recovery boiler and steam turbine needed for the new combined cycle operation at Hay Road are expected to be completed by the third quarter of 2002 (resulting in 550 MW of total capacity for the combined cycle plant).

The number of combined cycle plants ultimately built under Conectiv's mid-merit construction program and the timing of construction will depend on various factors including the following: growth in demand for electricity; construction of generating units by competitors; fuel prices; availability of suitable financing; possible construction delays; and the timing and ability to obtain required permits and licenses.

The construction program could also potentially be affected by the planned acquisition of Conectiv by Pepco. As of April 24, 2001, Conectiv's Board of Directors has authorized cumulative expenditures of approximately $860 million for new mid-merit construction, including (i) $650 million of expenditures expected to be required to complete construction of 2 combined cycle plants (utilizing a total of 6 combustion turbines) at Hay Road and another site, and
(ii) $210 million of expenditures related to building up to 6 additional combined cycle plants, including payments on the 15 combustion turbines (total commitment of $466 million), other equipment, and sites necessary for construction of these 6 combined cycle plants. Management expects to fund these and all other future capital requirements from internally generated funds, leasing, external financings (including securitization of stranded costs), and proceeds from the sales of electric generating units.

Should Conectiv choose not to build all 8 combined cycle plants, then Conectiv would attempt to sell its related investment in such combustion turbines, other equipment and site development. The ability to find a buyer and the amount of the proceeds from such a sale would be determined by market conditions. The current market for combustion turbines is strong due to demand for such units in the region served by the PJM and other regions throughout the United States. The units would be portable to other markets. Through March 31, 2001, Conectiv had invested approximately $71 million in the 15 combustion turbines, other equipment, and sites needed to build up to 6 combined cycle plants in addition to the 2 combined cycle plants for which full funding has been approved.


NEW JERSEY ELECTRIC UTILITY INDUSTRY RESTRUCTURING

As previously disclosed, the NJBPU issued a Summary Order to ACE in July 1999 concerning restructuring ACE's electricity supply business and indicated that a more detailed order would be issued at a later time.

The Final Decision and Order of the NJBPU, dated March 30, 2001, for ACE was publicly posted on the NJBPU's website in mid-May 2001. The Final Decision and Order supersedes a Summary Order issued on July 15, 1999, which was the subject of a Form 8-K filing made by Conectiv and ACE on July 15, 1999. The Final Decision and Order and the 1999 Summary Order were issued in conjunction with a June 9, 1999 settlement in the NJBPU's restructuring proceeding relating to ACE's stranded costs, unbundled rates, and other provisions relevant to establishing competitive retail electric supply markets within ACE's franchised service area in southern New Jersey.

After an initial review, management believes that the substantive provisions of the Final Decision and Order largely track the substantive provisions of the Summary Order filed with and discussed in Conectiv's and ACE's July 15, 1999 Form 8-K filings. Differences between the Summary Order and the Final Decision and Order that have been identified, in management's view, are not material and include: 1) establishing August 1, 2002, as the date for submission of a filing regarding the level of all unbundled rate components proposed to be applicable on and after August 1, 2003; 2) with respect to deferred costs to be recovered in future rates, establishing an interest rate to be applied to the deferred balances that is tied to 7-year Treasury constant maturities rather than tied to intermediate-term maturities actually issued by Conectiv or ACE; 3) finding that such deferred balances and interest are recoverable over a "reasonable period of time" to be determined by the NJBPU rather than the four-year period explicitly set forth in the Summary Order; and 4) striking a provision in the settlement that identified a statutory right for ACE to make an early filing for rate modifications under certain specified conditions.

ELECTRIC REVENUES

                                            Three Months Ended
                                                 March 31,
                                            ---------------------
                                            2001           2000
                                            -------       -------
                                            (Dollars in millions)
Regulated electric revenues                  $485.3        $461.9
Non-regulated electric revenues               281.6         168.4
                                            -------       -------
Total electric revenues                      $766.9        $630.3
                                            =======       =======

The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service within the service areas of DPL and ACE.

REGULATED ELECTRIC REVENUES

"Regulated electric revenues" increased by $23.4 million to $485.3 million for the first quarter of 2001, from $461.9 million for the first quarter of 2000. The increase was primarily due to higher sales to electric space-heating customers, due to colder winter weather, and additional revenues recognized under the regulated cost-based, rate-recovery mechanism that exists for BGS. Other variances in "regulated electric revenues" include an increase in revenues due to sales during the first quarter of 2001 to customers who previously purchased electricity from alternative suppliers and a decrease in revenues due to rate reductions related to electric utility industry restructuring.

Although "regulated electric revenues" increased by $23.4 million for the first quarter of 2001, the gross margin (revenues less related energy and capacity costs) from "regulated electric revenues" decreased by approximately $35.2 million mainly due to higher average energy costs incurred in supplying the default service customers of DPL.

NON-REGULATED ELECTRIC REVENUES

"Non-regulated electric revenues" result primarily from electricity trading activities, strategic generation, (the sale of electricity, capacity and ancillary services from deregulated electric generating plants), and competitive retail sales. Conectiv began exiting its competitive retail energy business in late-2000, which has caused revenues from this activity to decrease. For the first quarter of 2001, the composition of "non-regulated electric revenues" was approximately 50% electricity trading, 45% strategic generation and 5% competitive retail sales.

"Non-regulated electric revenues" increased by $113.2 million, to $281.6 million for the first quarter of 2001 from $168.4 million for the first quarter of 2000. The revenue increase reflects higher strategic generation sales, increased volumes of electricity traded, and higher selling/trading prices, partly offset by lower competitive retail energy sales. Strategic generation sales increased primarily because some of the output of the deregulated power plants was used in the first quarter of 2000 to supply the default service customers of DPL.

The gross margin earned from "non-regulated electric revenues" increased by approximately $17.3 million for the first quarter of 2001, reflecting higher volumes and selling prices.

GAS REVENUES

                                            Three Months Ended
                                                 March 31,
                                            ----------------------
                                             2001          2000
                                            -------       -------
                                            (Dollars in millions)
Regulated gas revenues                       $72.1         $44.9
Non-regulated gas revenues                   566.0         229.6
                                            ------        ------
Total gas revenues                          $638.1        $274.5
                                            ======        ======

DPL earns gas revenues from on-system natural gas sales, which generally are subject to price regulation, and from the transportation of natural gas for customers. Conectiv subsidiaries also trade and sell natural gas in transactions that are not subject to price regulation. The table above shows the amounts of gas revenues earned from sources that were subject to price regulation (regulated) and that were not subject to price regulation (non-regulated).

"Regulated gas revenues" increased by $27.2 million to $72.1 million for the first quarter of 2001, from $44.9 million for the first quarter of 2000. The $27.2 million revenue increase was primarily due to higher rates charged under the gas rate clause to recover higher costs of purchased natural gas. DPL's gross margin (gas revenues less gas purchased) from supplying regulated gas customers is insignificant, so earnings were not affected by the additional revenues from the rate increase under the gas rate clause. "Regulated gas revenues" also include an increase for higher volumes of gas delivered to customers, reflecting colder winter weather, which resulted in a $2.5 million increase in the gross margin earned for gas delivery.

"Non-regulated gas revenues" increased by $336.4 million, to $566.0 million for the first quarter of 2001 from $229.6 million for the first quarter of 2000. This revenue increase was primarily due to higher selling prices of natural gas traded. Although "non-regulated gas revenues" increased, the gross margin earned from "non-regulated gas revenues" decreased by approximately $16.6 million, mainly due to a loss on gas trading activities in the first quarter of 2001.

OTHER SERVICES REVENUES

Other services revenues were comprised of the following:

                                            Three Months Ended
                                                 March 31,
                                          ----------------------
                                            2001          2000
                                          --------      --------
                                            (Dollars in millions)
Petroleum sales and trading                  $93.6         $71.4
HVAC                                            --          31.9
Telecommunications                            14.8          12.6
Operation of power plants                     15.5           9.3
Thermal systems                                8.7           6.1
All other                                     17.1           9.3
                                            ------        ------
   Total                                    $149.7        $140.6
                                            ======        ======

"Other services" revenues increased $9.1 million to $149.7 million for the first quarter of 2001, from $140.6 million for the first quarter of 2000. The most significant variances contributing to the $9.1 million revenue increase were the following: (i) a $22.2 million increase in petroleum sales and trading revenues that resulted from higher prices and sales volume; (ii) a $6.2 million increase due to more contracts for the operation of power plants for third-parties; (iii) a $7.8 million increase in "All other" revenues, mainly due to an unrealized gain on trading coal; and (iv) a $31.9 million decrease in HVAC revenues due to the sale of these businesses in mid- to late-2000.

The gross margin from "other services" revenues (revenues less costs of sales) increased by $7.4 million in the first quarter of 2001 primarily due to the unrealized gain on trading coal.

OPERATING EXPENSES

Electric Fuel and Purchased Energy and Capacity

"Electric fuel and purchased energy and capacity" increased by $154.4 million to $485.7 million for the first quarter of 2001, from $331.3 million for the first quarter of 2000. This increase was primarily due to more purchased power for expanded electricity trading activities and for electricity supplied to the default service customers of DPL. The sale of the interests of DPL in nuclear electric generating plants in December 2000 and dedication of the output of strategic generation plants to non-regulated market sales in the first quarter of 2001 caused DPL to purchase more power to serve default service customers.

On April 11, 2001, ACE entered into a purchased power agreement with an affiliate of NRG Energy, Inc. (NRG), the party with which ACE has an agreement for the sale of certain of its fossil fuel-fired electric generating plants. The purchased power agreement provides for ACE to begin purchasing 400 megawatts of capacity and energy over a period that begins when the sale of certain of ACE's electric generating plants to NRG is completed and ends on August 31, 2002.

Gas Purchased

Gas purchased increased by $377.8 million to $629.4 million for the first quarter of 2001, from $251.6 million for the first quarter of 2000. This increase was mainly due to higher prices paid for non-regulated natural gas purchased for trading activities. The increase also reflects higher costs for supplying natural gas to customers in DPL's regulated service area, due to higher prices paid for natural gas and a larger volume of natural gas purchased.

Other Services' Cost of Sales

Other service's cost of sales increased $1.7 million in the first quarter of 2001. Cost increases due to a higher volume of petroleum purchased at higher prices and more power plant operating services provided were largely offset by a decrease from the sale of the HVAC business and other decreases.

Operation and Maintenance Expenses

Operation and maintenance expenses decreased by $44.2 million to $112.7 million for the first quarter of 2001, from $156.9 million for the first quarter of 2000. This decrease was due to proceeds ($16.3 million) received by DPL for termination of its membership in NEIL, the sale of the interests of DPL in nuclear electric generating plants, the sale of HVAC businesses, and staffing reductions in the telecommunications business.

Depreciation and amortization

Depreciation and amortization expenses decreased $1.5 million for the first quarter of 2001 primarily due to expiration of the amortization of a regulatory asset, which was largely offset by higher depreciation expense for improvements to the electric transmission and distribution systems.

OTHER INCOME

Other income decreased $9.6 million in the first quarter of 2001 mainly due to prior year earnings from a non-utility generation joint venture, a prior year gain on the sale of an investment in a leveraged lease, prior year earnings from jointly-owned projects of Conectiv Thermal Systems, Inc. which were sold, lower investment income, and other miscellaneous decreases.

INTEREST EXPENSE

Interest expense, net of capitalized amounts, decreased $4.4 million for the first quarter of 2001, primarily due to more interest expense capitalized as a result of higher levels of construction work-in-progress associated with mid-merit electric generation plants.

INCOME TAXES

Income tax expense increased $8.6 million primarily due to higher pre-tax income in the first quarter of 2001.


LIQUIDITY AND CAPITAL RESOURCES

Due to $45.1 million of cash provided by operating activities, $127.0 million of cash used by investing activities, and $2.6 million of cash provided by financing activities, cash and cash equivalents decreased by $79.3 million during the first quarter of 2001.

Net cash flows from operating activities decreased by $103.8 million to $45.1 million for the first quarter of 2001, from $148.9 million for the first quarter of 2000. The $103.8 million decrease was mainly due to lower income tax refunds received and increased working capital requirements associated with gas trading activities. Primarily due to a higher level of gas trading activities, the balances of accounts receivable and accounts payable increased by $190.1 million and $140.3 million, respectively, from December 31, 2000 to March 31, 2001.

Capital expenditures of $122.6 million for the first quarter of 2001 included $84.3 million for the capital requirements of Conectiv's mid-merit electric generation strategy, which were mainly payments for combustion turbines. The remainder of the capital expenditures for the first quarter of 2001 were primarily for the electric transmission and distribution systems of ACE and DPL. Capital expenditures increased by $59.2 million for the first quarter of 2001 compared to the first quarter of 2000, mainly due to increased capital requirements for mid-merit electric generation, partly offset by lower expenditures for CCI's telecommunications business.

As discussed in Note 4 to the Consolidated Financial Statements, during the first quarter of 2001, Conectiv received a distribution from the EnerTech funds of 990,838 shares of Capstone. This non-cash investing activity is excluded from the Consolidated Statement of Cash Flows for the three months ended March 31, 2001. The carrying amounts of Conectiv's investment in the Capstone shares was $28.1 million as of March 31, 2001 and is included in "Other Investments" on the Consolidated Balance Sheet.

Conectiv's financing activities for the first quarter of 2001 included the payment of $22.8 million of common dividends and $29.0 million of net cash provided from an increase in short-term debt.

As of March 31, 2001, Conectiv (the holding company) had a $300 million credit agreement with a five-year term that expires in February 2003 and a $730 million credit agreement, which was renewed on April 5, 2001 for an additional year and increased to $735 million. Conectiv's credit agreements require a ratio of total indebtedness to total capitalization of 70% or less and the ratio was 64% as of March 31, 2001, computed in accordance with the terms of the credit agreements. On February 12, 2001, DPL reduced the commitments under its revolving credit facility, which expires January 31, 2003, from $150 million to $105 million; this credit facility provides liquidity for DPL's $104.8 million of Variable Rate Demand Bonds and also may be used for general corporate purposes.

Conectiv's capital structure including short-term debt and current maturities of long-term debt, expressed as a percentage of total capitalization, is shown below.

                                                           March 31,            December 31,
                                                              2001                  2000
                                                          ---------------       --------------
Common stockholders' equity                                   26.1%                26.2%
Preferred stock of subsidiaries                                6.4%                 6.4%
Long-term debt and variable rate demand bonds                 48.7%                49.2%
Short-term debt and
   current maturities of long-term debt                       18.8%                18.2%

On May 1, 2001, ACE redeemed 115,000 shares of its $7.80 annual dividend rate preferred stock, which has mandatory redemption provisions, at the $100 per share stated value or $11.5 million in total.

Conectiv's ratio of earnings to fixed charges under the SEC Method is shown below. See Exhibit 12, Ratio of Earnings to Fixed Charges, for additional information.

                                            12 Months
                                               Ended               Year Ended December 31,
                                             March 31,        ---------------------------------------
                                                2001           2000     1999     1998   1997    1996
                                            --------------    --------  ----     ----   ----    -----

   Ratio of Earnings to Fixed Charges            2.20            2.13    1.98     2.38    2.63   2.83
     (SEC Method)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" on pages II-26 to II-27 of Conectiv's 2000 Annual Report on Form 10-K, Conectiv is subject to market risks, including interest rate risk, equity price risk, and commodity price risk. An update appears below.

INTEREST RATE RISK

Conectiv is subject to the risk of fluctuating interest rates in the normal course of business. Conectiv manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. The effect of a hypothetical 10% change in interest rates on the annual interest costs for short-term and variable rate debt was approximately $5.2 million as of March 31, 2001 and $6.1 million as of December 31, 2000. The decrease in the effect of a 10% change in interest rates was mainly due to lower short-term interest rates.

EQUITY PRICE RISK

As discussed in Note 4 to the Consolidated Financial Statements included herein and Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K, Conectiv holds investments in venture capital funds, which invest in securities of energy-related technology and Internet service companies, and in marketable securities. Conectiv is exposed to equity price risk through the securities held by the venture capital funds and the marketable securities held directly by Conectiv. The potential change in the fair value of these investments resulting from a hypothetical 10% change in quoted securities prices was approximately $4.4 million as of March 31, 2001 compared to $4.0 million as of December 31, 2000. Due to the nature of these investments and market conditions, the fair value of these instruments may change by substantially more than 10%.

COMMODITY PRICE RISK

Conectiv's participation in wholesale energy markets includes trading and arbitrage activities, which expose Conectiv to commodity market risk. To the extent Conectiv has net open positions, controls are in place that are intended to keep risk exposures within management-approved risk tolerance levels. Conectiv engages in commodity hedging activities to minimize the risk of market fluctuations associated with the purchase and sale of energy commodities (natural gas, petroleum and electricity). Some of Conectiv's hedging activities are conducted using derivative instruments designated as "cash flow hedges," which are designed to hedge the variability in cash flows of forecasted transactions. Conectiv also hedges by backing physical transactions with offsetting physical positions. Conectiv's energy commodity hedging objectives, in accordance with its risk management policy, are primarily the assurance of stable and known cash flows and the fixing of favorable prices and margins when they become available.

Conectiv uses a value-at-risk model to assess the market risk of its electricity, gas, and petroleum products commodity activities. The model includes fixed price sales commitments, physical forward contracts, and commodity derivative instruments. Value-at-risk represents the potential gain or loss on instruments or portfolios due to changes in market factors, for a specified time period and confidence level. Conectiv estimates value-at-risk across its power, gas, and petroleum commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level and assuming a five-day holding period. Conectiv's calculated value-at-risk with respect to its commodity price exposure associated with contractual arrangements was approximately $23.1 million as of March 31, 2001, in comparison to $16.9 million as of December 31, 2000. The increase in value-at-risk was primarily due to an increased level of gas trading activities. The average, high and low value-at-risk for the quarter ended March 31, 2001 was $26.0 million, $39.2 million, and $19.9 million, respectively.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information reported under the heading "Other" in Note 10 to the Consolidated Financial Statements under Item 1 in Part I herein, concerning an action filed in a New Jersey Superior Court by the City of Vineland, is incorporated by reference.


ITEM 5.  OTHER INFORMATION

As previously disclosed, the Board of Directors set July 17, 2001 as the date for the 2001 Annual Meeting of Stockholders. Also as previously disclosed, any stockholder who wishes to present a proposal from the floor to be considered at the Annual Meeting must submit that proposal in writing to Conectiv, to be received at its principal executive offices no later than May 18, 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number

10-A Purchase and Sale Agreement By and Between Delmarva Power & Light Company and NRG Energy Inc. (wholly owned electric generating plants), (incorporated by reference from Exhibit 10-A to the 2000 Annual Report on Form 10-K for Delmarva Power & Light Company)

10-B Purchase and Sale Agreement By and Between Delmarva Power & Light Company and NRG Energy Inc. (jointly owned electric generating plants), (incorporated by reference from Exhibit 10-B to the 2000 Annual Report on Form 10-K for Delmarva Power & Light Company)

10-C Purchase and Sale Agreement By and Between Atlantic City Electric Company and NRG Energy Inc. (wholly owned electric generating plants), (incorporated by reference from Exhibit 10-B to the 2000 Annual Report on Form 10-K for Atlantic City Electric Company)

10-D Purchase and Sale Agreement By and Between Atlantic City Electric Company and NRG Energy Inc. (jointly owned electric generating plants), (incorporated by reference from Exhibit 10-C to the 2000 Annual Report on Form 10-K for Atlantic City Electric Company)

12   Ratio of Earnings to Fixed Charges (filed herewith)

99 New Jersey Board of Public Utilities, Final Decision and Order, dated March 30, 2001 (filed herewith)

(b) Reports on Form 8-K

The following Current Reports on Form 8-K were filed during the first quarter of 2001:

On January 8, 2001, Conectiv filed a Current Report on Form 8-K dated December 29, 2000 reporting on Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

On February 13, 2001, Conectiv filed a Current Report on Form 8-K dated February 13, 2001 reporting on Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

On March 2, 2001, Conectiv filed a Current Report on Form 8-K dated March 2, 2001 reporting on Item 5, Other Events.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Conectiv
                                ------------
                                (Registrant)




Date:    May 10, 2001           /s/ John C. van Roden
         ------------           ---------------------------------------------
                                John C. van Roden, Senior Vice President
                                and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit 12, Ratio of Earnings to Fixed Charges

Exhibit 99, New Jersey Board of Public Utilities, Final Decision and Order, dated March 30, 2001