Form 10-Q
period 2001-06-30
CONECTIV
filed 2001-08-14
CIK 1029590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                      OR
                                      --

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission file number    1-13895

                                   CONECTIV
                                   --------
            (Exact name of registrant as specified in its charter)

            Delaware                                    51-0377417
     ------------------------                           ----------
     (State of incorporation)                       (I.R.S. Employer
                                                   Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware              19899
---------------------------------------------------              -----
    (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code            302-429-3018
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

                       Yes  X   No
                           ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                         Shares Outstanding at June 30, 2001
-------------------------------------      -----------------------------------
Common Stock, $0.01 par value                           82,958,913
Class A Common Stock, $0.01 par value                    5,742,315

                                   Conectiv
                                   --------

                               Table of Contents
                               -----------------



                                                                                             Page
                                                                                             ----
Part I.   Financial Information:

     Item 1.     Financial Statements

                 Consolidated Statements of Income for the three and six months ended
                 June 30, 2001, and June 30, 2000.........................................    1-2

                 Consolidated Statements of Comprehensive Income for the three and
                 six months ended June 30, 2001, and June 30, 2000........................      3

                 Consolidated Balance Sheets as of June 30, 2001, and
                 December 31, 2000........................................................    4-5

                 Consolidated Statements of Cash Flows for the six months
                 ended June 30, 2001, and June 30, 2000...................................      6

                 Notes to Consolidated Financial Statements...............................   7-19

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................................  20-32

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk...............  32-33


Part II.  Other Information

     Item 1.     Legal Proceedings........................................................     33

     Item 4.     Submission of Matters to a Vote of Security Holders......................  33-34

     Item 5.     Other Information........................................................     34

     Item 6.     Exhibits and Reports on Form 8-K.........................................  34-35

Signature        .........................................................................     35


                         PART I. FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                                   CONECTIV
                                   --------
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                                Three Months Ended June 30,         Six Months Ended June 30,
                                                                ---------------------------        ---------------------------
                                                                   2001             2000              2001             2000
                                                                ----------       ----------        ----------       ----------
OPERATING REVENUES
  Electric                                                      $  952,382       $  684,841        $1,719,261       $1,315,136
  Gain on sales of electric generating plants                      297,140                -           297,140                -
  Gas                                                              364,983          302,543         1,003,068          577,036
  Other services                                                   137,626          152,281           273,582          281,799
                                                                ----------       ----------        ----------       ----------
                                                                 1,752,131        1,139,665         3,293,051        2,173,971
                                                                ----------       ----------        ----------       ----------
OPERATING EXPENSES
  Electric fuel and purchased energy and capacity                  640,165          386,019         1,131,269          717,323
  Gas purchased                                                    358,671          295,410           982,683          547,029
  Other services' cost of sales                                    110,520          132,467           224,184          244,408
  Special charges                                                        -           25,162                 -           25,162
  Operation and maintenance                                        135,410          142,905           235,515          283,414
  Depreciation and amortization                                     60,192           62,405           120,535          124,672
  Taxes other than income taxes                                     18,472           20,046            38,355           40,864
                                                                ----------       ----------        ----------       ----------
                                                                 1,323,430        1,064,414         2,732,541        1,982,872
                                                                ----------       ----------        ----------       ----------
OPERATING INCOME                                                   428,701           75,251           560,510          191,099
                                                                ----------       ----------        ----------       ----------

OTHER INCOME                                                        66,443           33,494            69,195           45,794
                                                                ----------       ----------        ----------       ----------
INTEREST EXPENSE
  Interest charges                                                  50,009           55,801           103,041          109,958
  Capitalized interest and allowance for
   borrowed funds used during construction                          (4,821)          (2,453)           (9,752)          (4,146)
                                                                ----------       ----------        ----------       ----------
                                                                    45,188           53,348            93,289          105,812
                                                                ----------       ----------        ----------       ----------
PREFERRED STOCK DIVIDEND
  REQUIREMENTS OF SUBSIDIARIES                                       5,043            5,109            10,202           10,158
                                                                ----------       ----------        ----------       ----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                              444,913           50,288           526,214          120,923

INCOME TAXES                                                       186,105           24,158           221,591           53,229
                                                                ----------       ----------        ----------       ----------
INCOME FROM CONTINUING OPERATIONS                                  258,808           26,130           304,623           67,694

DISCONTINUED TELECOMMUNICATION OPERATIONS
  LOSS FROM OPERATIONS, NET OF INCOME TAXES                         (2,685)          (7,769)           (7,696)         (16,796)
  LOSS FROM DISPOSAL, NET OF INCOME TAXES                         (118,788)               -          (118,788)               -
                                                                ----------       ----------        ----------       ----------
NET INCOME                                                      $  137,335       $   18,361        $  178,139       $   50,898
                                                                ==========       ==========        ==========       ==========

(Continued on following page)

See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                                   --------
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)

(Continued from previous page)


                                                                Three Months Ended June 30,         Six Months Ended June 30,
                                                                ---------------------------        ---------------------------
                                                                   2001             2000              2001             2000
                                                                ----------       ----------        ----------       ----------
EARNINGS (LOSS) APPLICABLE TO COMMON STOCK
  Common stock
    Continuing operations                                       $  255,682       $   25,133        $  300,605       $   69,150
    Discontinued telecommunication operations
      Loss from operations                                          (2,685)          (7,769)           (7,696)         (16,796)
      Loss from disposal                                          (118,788)               -          (118,788)               -
  Class A common stock                                               3,126              997             4,018           (1,456)
                                                                ----------       ----------        ----------       ----------
                                                                $  137,335       $   18,361        $  178,139       $   50,898
                                                                ==========       ==========        ==========       ==========
COMMON STOCK
  Average shares outstanding (000)
    Common stock                                                    82,704           83,777            82,704           84,673
    Class A common stock                                             5,742            5,742             5,742            5,742
  Earnings (loss) per average share-basic and diluted
    Common stock
      Continuing operations                                     $     3.09       $     0.30        $     3.63       $     0.82
      Discontinued telecommunication operations
        Loss from operations                                    $    (0.03)      $    (0.09)       $    (0.09)      $    (0.20)
        Loss from disposal                                      $    (1.44)      $        -        $    (1.44)      $        -
    Class A common stock                                        $     0.54       $     0.17        $     0.70       $    (0.25)
  Dividends declared per share
    Common stock                                                $     0.22       $     0.22        $     0.44       $     0.44
    Class A common stock                                        $     0.25       $     0.80        $     1.05       $     1.60

See accompanying Notes to Consolidated Financial Statments.

                                   CONECTIV
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                       Three Months Ended     Six Months Ended
                                                                                              June 30,             June 30,
                                                                                       --------   --------    --------   --------
                                                                                         2001       2000        2001       2000
                                                                                       --------   --------    --------   --------
Net Income                                                                             $137,335   $ 18,361    $178,139   $ 50,898
                                                                                       --------   --------    --------   --------
Other comprehensive income / (loss), net of taxes

    Energy commodity hedging:

       Cumulative effect of a change in accounting resulting from adoption of Statement of Financial Accounting Standards
         No. 133, "Accounting for Derivative Instruments and
         Hedging Activities," net of taxes of $2,380                                          -          -       3,445          -

       Unrealized loss from cash flow hedges net of reclassification adjustments and net of taxes of $27,662 and $38,372 for the
         three and six months, respectively, ended June 30, 2001                        (40,036)         -     (55,538)         -

       Unrealized loss on marketable securities net of reclassification adjustments and net of taxes of $777 and $821 for the three and six months ended June 30, 2001, respectively, and $291
         for the three and six months ended June 30, 2000                                (1,443)       540      (1,525)       540

                                                                                       --------   --------    --------   --------
Other comprehensive (loss) income                                                       (41,479)       540     (53,618)       540
                                                                                       --------   --------    --------   --------
                                                                                       --------   --------    --------   --------
Comprehensive income                                                                   $ 95,856   $ 18,901    $124,521   $ 51,438
                                                                                       ========   ========    ========   ========


See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                               June 30,      December 31,
                                                                 2001           2000
                                                              ----------     -----------
ASSETS

Current Assets
  Cash and cash equivalents                                   $  350,041     $   123,562
  Accounts receivable, net of allowances
   of $39,529 and  $31,339, respectively                         964,954         792,843
  Inventories, at average cost                                   111,334         117,253
  Deferred energy supply costs                                    26,048          22,094
  Prepayments                                                     58,258          23,354
  Deferred income taxes, net                                           -          13,155
                                                              ----------     -----------
                                                               1,510,635       1,092,261
                                                              ----------     -----------
Investments
  Investment in leveraged leases                                  51,089          53,706
  Funds held by trustee                                          298,187         122,387
  Other investments                                               69,106          70,780
                                                              ----------     -----------
                                                                 418,382         246,873
                                                              ----------     -----------
Property, Plant and Equipment
  Electric generation                                            910,744       1,576,550
  Electric transmission and distribution                       2,761,449       2,711,907
  Gas transmission and distribution                              285,341         277,650
  Other electric and gas facilities                              410,020         390,313
  Telecommunications, thermal systems,
   and other property, plant, and equipment                      190,981         251,567
                                                              ----------     -----------
                                                               4,558,535       5,207,987
  Less: Accumulated depreciation                               1,853,175       2,179,951
                                                              ----------     -----------
  Net plant in service                                         2,705,360       3,028,036
  Construction work-in-progress                                  458,261         406,884
  Leased nuclear fuel, at amortized cost                          22,412          28,352
  Goodwill, net of accumulated amortization
   of $38,205 and $33,437, respectively                          335,536         344,514
                                                              ----------     -----------
                                                               3,521,569       3,807,786
                                                              ----------     -----------
Deferred Charges and Other Assets
  Recoverable stranded costs, net                                966,929         988,153
  Deferred recoverable income taxes                               75,308          84,730
  Deferred energy supply costs                                    25,039               -
  Deferred debt refinancing costs                                 19,373          20,656
  Deferred other postretirement benefit costs                     28,732          29,981
  Prepaid pension costs                                           82,015          69,963
  Unamortized debt expense                                        28,410          25,553
  License fees                                                    21,268          21,956
  Other                                                           75,941          90,083
                                                              ----------     -----------
                                                               1,323,015       1,331,075
                                                              ----------     -----------
Total Assets                                                  $6,773,601     $ 6,477,995
                                                              ==========     ===========

See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                        June 30,              December 31,
                                                                                          2001                    2000
                                                                                     -------------           -------------
CAPITALIZATION AND LIABILITIES

Current Liabilities
    Short-term debt                                                                  $     782,922           $     709,530
    Long-term debt due within one year                                                     216,040                 100,721
    Variable rate demand bonds                                                             158,430                 158,430
    Accounts payable                                                                       573,191                 490,887
    Taxes accrued                                                                          151,631                  10,877
    Interest accrued                                                                        45,748                  45,296
    Dividends payable                                                                       23,891                  27,111
    Deferred energy supply costs                                                                 -                  34,650
    Current capital lease obligation                                                        15,600                  15,591
    Above-market purchased energy contracts
      and other electric restructuring liabilities                                          23,361                  23,891
    Deferred income taxes, net                                                               8,491                       -
    Other                                                                                  119,161                 107,025
                                                                                     -------------           -------------
                                                                                         2,118,466               1,724,009
                                                                                     -------------           -------------

Deferred Credits and Other Liabilities
    Other postretirement benefits obligation                                                91,746                  90,335
    Deferred income taxes, net                                                             735,750                 823,094
    Deferred investment tax credits                                                         56,465                  64,316
    Regulatory liability for New Jersey income tax benefit                                  49,262                  49,262
    Above-market purchased energy contracts
      and other electric restructuring liabilities                                          91,467                 103,575
    Deferred gain on termination of purchased energy contract                                    -                  74,968
    Derivative instruments                                                                  99,978                  17,175
    Other                                                                                   60,952                  64,320
                                                                                     -------------           -------------
                                                                                         1,185,620               1,287,045
                                                                                     -------------           -------------
Capitalization
    Common stock:  $0.01 per share par value;
      150,000,000 shares authorized; shares outstanding--
      82,958,913 in 2001, and 82,859,779 in 2000                                               830                     830
    Class A common stock, $0.01 per share par value;
      10,000,000 shares authorized; shares outstanding--
      5,742,315 in 2001 and 2000                                                                57                      57
    Additional paid-in capital -- common stock                                           1,027,817               1,028,780
    Additional paid-in capital -- Class A common stock                                      93,738                  93,738
    Retained earnings                                                                      178,488                  42,768
    Treasury shares, at cost, 130,604 shares in 2000                                             -                  (2,688)
    Unearned compensation                                                                   (2,428)                 (1,172)
    Accumulated other comprehensive income                                                 (55,662)                 (2,044)
                                                                                     -------------           -------------
      Total common stockholders' equity                                                  1,242,840               1,160,269
    Preferred stock and securities of subsidiaries:
      Not subject to mandatory redemption                                                   95,933                  95,933
      Subject to mandatory redemption                                                      177,450                 188,950
    Long-term debt                                                                       1,953,292               2,021,789
                                                                                     -------------           -------------
                                                                                         3,469,515               3,466,941
                                                                                     -------------           -------------
Commitments and Contingencies (Notes 16 and 17)
                                                                                     -------------           -------------
Total Capitalization and Liabilities                                                 $   6,773,601           $   6,477,995
                                                                                     =============           =============

See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                                   --------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                                        Six Months Ended
                                                                                                             June 30,
                                                                                                  ----------------------------
                                                                                                     2001               2000
                                                                                                  ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                                    $ 178,139          $  50,898
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                                                                 130,097            140,146
      Deferred income taxes, net                                                                    (19,463)            35,645
      Deferred energy supply costs                                                                  (69,411)             4,016
      Gain on sales of electric generating plants                                                  (297,140)                 -
      Gain on redemption of interest in partnership                                                 (73,015)                 -
      Provision for loss on sale of business                                                        177,245             25,162
      Net change in:
        Accounts receivable                                                                         (97,445)          (217,589)
        Inventories                                                                                 (22,951)             5,881
        Accounts payable                                                                            (11,483)           108,782
        Accrued / prepaid taxes                                                                     109,654              5,622
        Other current assets & liabilities (1)                                                      (26,694)             4,122
      Other, net                                                                                    (18,699)           (32,315)
                                                                                                  ---------          ---------
    Net cash (used) / provided by operating activities                                              (41,166)           130,370
                                                                                                  ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of electric generating plants                                               641,734                  -
    Proceeds from other assets sold                                                                  23,862             19,691
    Capital expenditures                                                                           (254,967)          (186,287)
    Investments in partnerships                                                                     (21,224)            (5,325)
    Increase in funds held by trustee                                                              (172,837)                 -
    Leveraged leases, net                                                                               606              7,270
    Acquisition of business, net of cash acquired                                                         -               (798)
    Other, net                                                                                       (2,583)            (4,682)
                                                                                                  ---------          ---------
    Net cash provided / (used) by investing activities                                              214,591           (170,131)
                                                                                                  ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock dividends paid                                                                     (45,693)           (46,541)
    Common stock redeemed                                                                                 -            (51,954)
    Preferred stock redeemed                                                                        (11,500)                 -
    Long-term debt issued                                                                            59,000                  -
    Long-term debt redeemed                                                                         (12,298)           (50,159)
    Principal portion of capital lease payments                                                      (5,971)           (12,118)
    Net increase in short-term debt                                                                  73,392            207,155
    Cost of issuances and refinancings and other                                                     (3,876)            (1,127)
                                                                                                  ---------          ---------
    Net cash provided by financing activities                                                        53,054             45,256
                                                                                                  ---------          ---------
    Net change in cash and cash equivalents                                                         226,479              5,495
    Cash and cash equivalents at beginning of period                                                123,562             56,239
                                                                                                  ---------          ---------
    Cash and cash equivalents at end of period                                                    $ 350,041          $  61,734
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

As discussed in Note 5 to the Consolidated Financial Statements herein, the results of operations for the Telecommunication business segment during three and six months ended June 30, 2000, and amounts reported for the first quarter of 2001 in Conectiv's report on Form 10-Q for the quarterly period ended March 31, 2001, have been reclassified from continuing operations to discontinued operations within the Consolidated Statements of Income. Certain other reclassifications of prior period data have been made to conform with the current presentation.

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and does not permit the use of the pooling of interests method of accounting for business combinations. SFAS No. 142 will be effective January 1, 2002 for companies with a calendar fiscal year, including Conectiv. Under SFAS No. 142, Conectiv will no longer amortize goodwill beginning January 1, 2002, but instead will test periodically for impairment. If an impairment of goodwill occurs, then a charge to earnings would result. Under SFAS No. 142, historical operating results will not be restated; instead pro forma earnings, adjusted to exclude goodwill amortization, will be disclosed. The amortization of goodwill reduced Conectiv's after-tax earnings by $2.1 million ($0.03 per share of common stock) and $4.3 million ($0.05 per share of common stock) for the three- and six-months ended June 30, 2001, respectively, and $9.3 million ($0.11 per share of common stock) for 2000.

On August 9, 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations," which establishes the accounting requirements for asset retirement obligations (ARO) associated with tangible long-lived assets. Obligations related to asset retirements for which an entity may have a legal obligation for settlement will be recognized in the financial statements, when the obligation meets the criteria for a liability under FASB Concepts Statement No. 6, Elements of Financial Statements. Under SFAS No. 143, the cost associated with an ARO is capitalized and allocated to expense by using a systematic and rational method. The initial measurement of an ARO is based on the fair value of the obligation. SFAS No. 143 will be effective January 1, 2003 for companies with a calendar fiscal year, including Conectiv. Upon adoption, SFAS No. 143 requires the use of a cumulative-effect approach to recognize transition amounts for any existing ARO liabilities, asset retirement costs, and accumulated depreciation.

Management plans to conduct reviews of SFAS No. 141, 142, and 143 that are more comprehensive and may identify additional expected impacts on Conectiv's financial statements which may result from implementation of these new accounting standards.

Note 2.  Supplemental Cash Flow Information
-------  ----------------------------------

                                          Six Months Ended
                                              June 30,
                                         ------------------
                                           2001      2000
                                         -------  --------
                                       (Dollars in Thousands)
Cash paid (received) for:
 Interest, net of amounts capitalized    $91,496  $ 99,448
 Income taxes, net of refunds            $51,530  $(28,568)

During the six months ended June 30, 2000, Conectiv received $96.7 million of income tax refunds. These income tax refunds were primarily related to the tax benefit associated with the payment of $228.5 million on December 28, 1999 by Atlantic City Electric Company (ACE) to terminate ACE's purchase of electricity under a contract with the Pedricktown Co-generation Limited Partnership, as discussed in Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K.

Non-cash Investing Activity

During the first quarter of 2001, Conectiv received a distribution from the EnerTech funds (which are discussed in Note 7 to the Consolidated Financial Statements) of common stock of Capstone Turbine Corporation (Capstone), which had a fair value of approximately $29.8 million at the time of distribution.

Note 3.  Income Taxes
-------  ------------

The amount computed by multiplying "Income From Continuing Operations Before Income Taxes" by the federal statutory rate is reconciled in the table below to income tax expense on continuing operations.

                                Three Months Ended June 30,         Six Months Ended June 30,
                             --------------------------------   --------------------------------
                                   2001             2000             2001              2000
                             ---------------   --------------   ---------------   --------------
                              Amount    Rate    Amount   Rate    Amount    Rate    Amount   Rate
                             --------   ----   -------   ----   --------   ----   -------   ----
                                                    (Dollars in Thousands)
Statutory federal income
 tax expense                 $155,720     35%  $17,601     35%  $184,175     35%  $42,323     35%
State income taxes, net
 of federal benefit            27,748      6     4,085      8     33,557      6     9,423      8
Depreciation                    1,474      -     1,476      3      2,947      1     2,951      2
Regulatory asset basis
  difference                    4,876      1         -      -      4,876      1         -      -
Non-deductible goodwill           632      -     5,396     11      1,265      -     6,055      5
Investment tax credit
 amortization                  (6,578)    (1)   (1,907)    (4)    (7,851)    (1)   (3,180)    (3)
Resolution of income
 tax matters *                      -      -    (3,555)    (7)         -      -    (6,195)    (5)
Other, net                      2,233      1     1,062      2      2,622      -     1,852      2
                             --------   ----   -------   ----   --------   ----   -------   ----
                             $186,105     42%  $24,158     48%  $221,591     42%  $53,229     44%
                             ========   ====   =======   ====   ========   ====   =======   ====

* Reflects a change in estimate of previously accrued income taxes due to resolution of matters with taxing authorities.

Note 4.  Agreement for the Acquisition of Conectiv
-------  -----------------------------------------

As previously disclosed, on February 9, 2001, the Boards of Directors of Conectiv and Potomac Electric Power Company (Pepco) approved an Agreement and Plan of Merger under which Pepco will acquire Conectiv for a combination of cash and stock (Conectiv/Pepco Merger). The stockholders of Conectiv and Pepco voted on July 17 and 18, 2001, respectively, to approve the Conectiv/Pepco merger agreement. Consummation of the transaction remains subject to various statutory and regulatory approvals.

See Item 4 of Part II of this report and Note 5 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K for additional information.

Note 5.  Discontinued Telecommunication Operations
-------  -----------------------------------------

On June 4, 2001, Conectiv reached an agreement (Telecommunication Asset Purchase Agreement) to sell substantially all of the telecommunication business assets of Conectiv Communications, Inc. (CCI) to Cavalier Telephone, L.L.C. (Cavalier) for $20 million, subject to certain adjustments. Under the Telecommunication Asset Purchase Agreement, Cavalier has the option of paying $11 million of the purchase price at closing and providing certain future services. The sale is subject to various regulatory approvals and is expected to be completed by December 2001.

CCI's telecommunication business was previously reported as the Telecommunication business segment in Conectiv's Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Due to the Telecommunication Asset Purchase Agreement, the operating results for CCI's telecommunication business, including previously reported periods, are classified in Conectiv's Consolidated Statements of Income as "Discontinued Telecommunication Operations." No interest expense has been allocated to discontinued operations. The estimated loss on the disposal of the telecommunication business segment of $177.2 million before taxes ($118.8 million after taxes or $1.44 per share of common stock), including a $13.7 million after-tax provision for operating losses during the expected period required to complete the transaction (June 2001 through December
2001), was charged to Conectiv's earnings in the second quarter of 2001.

For the three months ended June 30, 2001 and 2000, revenues from the discontinued telecommunication operations were $13.6 million and $12.7 million, respectively. For the six months ended June 30, 2001 and 2000, revenues from the discontinued telecommunication operations were $27.3 million and $23.8 million, respectively.

The assets and liabilities of the discontinued telecommunication business segment included in Conectiv's Consolidated Balance Sheets are summarized below. The balances as of June 30, 2001 reflect write-downs of assets, held for disposal, that resulted from the Telecommunication Asset Purchase Agreement.

                                   June 30,    December 31,
                                     2001          2000
                                   --------    ------------
                                    (Dollars in Thousands)

     Current assets                 $13,050      $ 20,964
     Property plant & equipment      19,330       154,903
     Current liabilities              9,404         9,288

Note 6.  Special Charges
-------  ---------------

"Special charges" were recorded in the second quarter of 2000 of $25.2 million before income taxes, or $23.4 million after income taxes ($0.28 per share of common stock). The special charges resulted from losses on the sales of Conectiv Services, Inc. (CSI) and portions of Conectiv Thermal Systems, Inc.
(CTS). CSI provided heating, ventilation, and air conditioning (HVAC) services and its results of operations are presented as the "HVAC" business segment in
Note 18 to the Consolidated Financial Statements included herein. CTS constructs and operates district heating and cooling systems and its results of operations are included in the Energy business segment.

Note 7.  Investments
-------  -----------

As discussed in Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K, an indirect Conectiv subsidiary holds a limited partner interest in EnerTech Capital Partners, L.P. and EnerTech Capital Partners II, L.P. (the EnerTech funds). The EnerTech funds are venture capital funds that invest in technology and service companies related to energy, utility, and communication industries. Conectiv's other investments include other venture capital funds and marketable equity securities, primarily common stock of Capstone.

Net losses associated with the EnerTech funds, marketable securities, and other investments resulted in charges to earnings of $5.2 million after taxes ($0.06 per share of common stock) for the three months ended June 30, 2001 and $5.0 million after taxes ($0.06 per share of common stock) for the six months ended June 30, 2001. In comparison, net gains associated primarily with the EnerTech funds resulted in earnings of $19.0 million after taxes ($0.23 per share of common stock) for the three months ended June 30, 2000 and $19.7 million after taxes ($0.23 per share of common stock) for the six months ended June 30, 2000.

As of June 30, 2001, the carrying amount of Conectiv's investments in marketable equity securities and the EnerTech funds were $18.9 million and $18.4 million, respectively. An unrealized net holding loss on marketable equity securities of $5.5 million before taxes ($3.6 million after taxes) is included in accumulated other comprehensive income as of June 30, 2001.

Note 8.  Regulatory Matters
-------  ------------------

An update to the information previously reported in Note 10 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K is presented below.

New Jersey Electric Utility Industry Restructuring

Final Decision and Order

As previously disclosed, the New Jersey Board of Public Utilities (NJBPU) issued a Summary Order to ACE in July 1999 concerning restructuring ACE's electricity supply business and indicated that a more detailed order would be issued at a later time. The Final Decision and Order of the NJBPU, dated March 30, 2001, for ACE was publicly posted on the NJBPU's internet website in mid-May 2001. Management believes that the substantive provisions of the Final Decision and Order are not materially different from the substantive provisions of the Summary Order filed with and discussed in Conectiv's July 15, 1999 Form 8-K filing.

Petition for Securitization of Stranded Costs

As previously disclosed in Note 10 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K, New Jersey's Electric Discount and Energy Competition Act (the New Jersey Act) permits securitization of stranded costs through the issuance of transition bonds. On June 25, 2001, ACE filed a petition with the NJBPU, seeking the authority to: (i) issue through a special purpose entity up to $2 billion in transition bonds in one or more series; (ii) collect from ACE's customers a non-bypassable, per kilowatt-hour (kWh) delivered, transition bond charge (TBC) sufficient to fund principal and interest payments on the bonds and related expenses and fees; (iii) collect from ACE's customers a separate non-bypassable, per kWh delivered, charge for recovery of the income tax expense associated with the revenues from the TBC; and (iv) sell "bondable transition property," which is the irrevocable right to collect TBC, to a special purpose financing entity.

The transition bonds are expected to be issued after the NJBPU issues a bondable stranded costs rate order (Financing Order) establishing "bondable transition property," as provided for in the New Jersey Act. To facilitate the issuance of transition bonds, ACE formed Atlantic City Electric Transition Funding LLC (ACE Transition Funding) on March 28, 2001. Assuming that the NJBPU issues a Financing Order containing terms and conditions satisfactory to ACE, subsequent to issuance of such order, ACE Transition Funding is expected to issue transition bonds and use the proceeds to purchase the bondable transition property from ACE. The New Jersey Act requires utilities, including ACE, to use the proceeds from the sale of bondable transition property to redeem debt or equity or both, restructure purchased power contracts with non-utility generators, or otherwise reduce costs in order to decrease regulated electricity rates.

Note 9.  Redemption of Interests in the Pedricktown Partnership
-------  ------------------------------------------------------

The following disclosure updates information previously reported in Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K.

Prior to June 29, 2001, Conectiv subsidiaries held a 50% interest in the Pedricktown Cogeneration Limited Partnership (Pedricktown), a non-utility electric generator. ACE had purchased electricity from Pedricktown until December 1999, when ACE paid $228.5 million to terminate its contract with Pedricktown. As a result of the contract termination, Conectiv's subsidiaries received a cash distribution from Pedricktown in December 1999 and their share of Pedricktown's gain on the contract termination was deferred on Conectiv's balance sheet because the gain arose from a transaction with a related party and ACE had not received the Final Decision and Order of the NJBPU concerning restructuring.

On June 29, 2001, the 50% interest owned by Conectiv's subsidiaries in Pedricktown was redeemed for approximately $9 million. As a result of this transaction, Pedricktown is owned solely by entities not affiliated with Conectiv. Also, as a result of ACE receiving the Final Decision and Order of the NJBPU,the previously deferred gain discussed above was recognized in Conectiv's earnings. The redemption of Conectiv's subsidiaries 50% interest in Pedricktown and recognition of the previously deferred gain resulted in a net pre-tax gain of $73.0 million ($41.4 million after income taxes or $0.50 per share of common stock) for the three- and six-month periods ended June 30, 2001.


Note 10.  Derivative Instruments and Hedging Activities
--------  ---------------------------------------------

Conectiv implemented the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, effective January 1, 2001.

During the three months ended June 30, 2001, for derivative instruments designated as cash flow hedges and for the related hedged transaction, (i) the net loss recognized in earnings for hedge ineffectiveness was $0.8 million before taxes ($0.5 million after taxes) and (ii) the net gain recognized in earnings for the portion of the derivative instruments' gain excluded from the assessment of hedge effectiveness was $1.2 million before taxes ($0.7 million after taxes). These gains and losses are included in operating revenues in the Consolidated Statement of Income. During the three months ended June 30, 2001, there were no reclassifications from accumulated other comprehensive income into earnings due to forecasted energy commodity transactions no longer being probable. For the three months ended June 30, 2001, a $5.2 million loss ($3.1 million after taxes) related to energy commodity cash flow hedges was reclassified from accumulated other comprehensive income into earnings.

During the six months ended June 30, 2001, for derivative instruments designated as cash flow hedges and for the related hedged transaction, (i) the net loss recognized in earnings for hedge ineffectiveness was $0.4 million before taxes ($0.2 million after taxes) and (ii) the net gain recognized in earnings for the portion of the derivative instruments' gain excluded from the assessment of hedge effectiveness was $1.8 million before taxes ($1.0 million after taxes). These gains and losses are reported as operating revenues in the Consolidated Statement of Income. During the six months ended June 30, 2001, a net loss of $0.8 million before taxes ($0.4 million after taxes) was reclassified from accumulated other comprehensive income into earnings because the forecasted energy commodity transactions were no longer expected to occur within the forecasted period. For the six months ended June 30, 2001, an $8.7 million loss ($5.2 million after taxes) related to energy commodity cash flow hedges was reclassified from accumulated other comprehensive income into earnings.

As of June 30, 2001, the $55.7 million after-tax debit (or loss) balance for accumulated other comprehensive income was primarily attributed to a $52.1 million after-tax ($88.1 million before-tax) unrealized loss on derivative instruments designated as cash flow hedges, primarily associated with natural gas used for electric generation.

Note 11.  Agreements for the Sales of Electric Generating Plants
--------  ------------------------------------------------------

The following disclosure updates the information concerning agreements for the sales of electric generating plants included in Note 14 to the Consolidated Financial Statements in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K. The operating results of the electric generating plants to be sold are included in the Energy business segment shown in Note 18 to the Consolidated Financial Statements included herein.

On June 22, 2001, pursuant to the agreements for sale, the ownership interests of Delmarva Power & Light Company (DPL) and another Conectiv subsidiary in plants that had a net book value of approximately $276 million and electric generating capacity of 1,080.8 megawatts (MW) were sold to NRG Energy, Inc.
(NRG) for approximately $641.7 million, subject to final adjustments for inventory and other items. As a result of these sales, Conectiv's results of operations for the three and six months ended June 30, 2001 include a gain of $297.1 million before taxes ($175.0 million after taxes or $2.12 per share of common stock). The $297.1 million before-tax gain is included in operating revenues in the Consolidated Statements of Income. Approximately $113.5 million of the sales proceeds were invested temporarily, on behalf of Conectiv by a special purpose entity, and are expected to be converted to cash in the third quarter of 2001. This investment is classified on the June 30, 2001 balance sheet as "Funds held by trustee."

The proceeds from the sales of the electric generating plants are expected to be used primarily to pay income taxes on the gain on the sale, repay long-term debt, and repurchase preferred stock. Long-term debt redemptions and an election to redeem preferred stock which occurred after the proceeds were received are discussed in Notes 15 and 14 to the Consolidated Financial Statements, respectively.

Effective June 22, 2001, to facilitate completion of the sales of their fossil fuel-fired electric generating plants, ACE and DPL agreed to amendments to their respective agreements with NRG, and NRG Power Marketing, Inc. (NRG Power), including the following:

 .    The termination dates of the sale agreements between ACE and NRG relating to Deepwater Station, Conemaugh and Keystone Stations and B.L. England Station were extended;
 .    ACE terminated a purchased power agreement with NRG Power originally intended to be effective after the sale of certain electric generating plants to NRG;
 .    The agreement between DPL and NRG Power for DPL to purchase 500 megawatt-
     hours (MWh) of firm electricity per hour, beginning on June 22, 2001 and ending December 31, 2005, was not changed; however, DPL entered into additional agreements, beginning on June 22, 2001, to purchase from NRG Power up to 350 MWh of firm electric energy per hour and up to 750 MW of capacity through August 31, 2001 and up to 300 MW of capacity through September 30, 2001. For updated information concerning Conectiv's commitments under long-term purchased power agreements, see Note 16 to the Consolidated Financial Statements;

Subject to the receipt of the required approvals from the NJBPU and the satisfaction of other closing conditions, Conectiv expects ACE to complete the sale of certain electric generating assets during 2001. However, there can be no assurances that such approvals will be obtained, or that such sales will be completed. As of June 30, 2001, the ACE plants that are under agreements for sale had an agreed upon total sales price of approximately $189 million (before certain adjustments and expenses), a net book value of approximately $130
million and electric generating capacity of 1,122.7 MW.   Any gain that may be
realized on the sale of these plants would reduce the amount of stranded costs to be recovered from ACE's utility customers.

Note 12.  Proceeds from Termination of Membership in Mutual Insurance Company
--------  -------------------------------------------------------------------

As discussed in Note 17 to the Consolidated Financial Statements, NEIL is a nuclear industry mutual insurance company, which provides replacement power cost coverage in the event of a major accidental outage at a nuclear power plant. NEIL members that sold their interests in nuclear electric generating plants on or before December 31, 2000 could elect prior to February 28, 2001 to receive cash for their member account balances. DPL sold its ownership interests in nuclear electric generating plants on December 29, 2000 and elected to terminate its NEIL membership on February 19, 2001. As a result of DPL's NEIL membership termination, DPL received $16.3 million ($9.8 million after taxes or $0.12 per share of common stock), which is classified as a credit in Conectiv's operation and maintenance expenses for the six months ended June 30, 2001.

Note 13.  Conectiv Class A Common Stock
--------  -----------------------------

For general information about Class A common stock, and information about dividend payments, conversion and redemption provisions, and allocation of consideration in a subsequent merger, refer to Note 19 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K.

During the three-year period ended March 31, 2001, or the "Initial Period," the quarterly dividend on shares of Class A common stock was $0.80. As disclosed in connection with the transactions by which DPL and ACE became wholly owned subsidiaries of Conectiv (1998 Merger), Conectiv intends, following the Initial Period, subject to declaration by Conectiv's Board of Directors and the obligation of the Board of Directors to consider the financial condition and regulatory environment of Conectiv and the results of its operations, to pay annual dividends on the Class A common stock at a rate equal to 90% of annualized earnings of the Class A common stock (taking into account the notional fixed charge of $40 million per year in accordance with Conectiv's Restated Certificate of Incorporation). During the Initial Period the earnings applicable to Class A common stock were substantially less than the dividends on the Class A common stock and Conectiv's Board of Directors may consider this fact in determining the dividend rate on Class A common stock for periods subsequent to March 31, 2001.

Conectiv's Board of Directors declared a quarterly dividend of $0.80 per share of Class A common stock for the first quarter of 2001 and $0.25 per share of Class A common stock for the second quarter of 2001, or $1.05 per share of Class A common stock for the six months ended June 30, 2001. For the six months ended June 30, 2001, earnings per share of Class A common stock were $0.70, compared to dividends declared per share of Class A common stock of $1.05. For additional information concerning dividends on Class A common stock, see "Dividends on Class A Common Stock" on page II-12 of the MD&A included in Item 7 of Part II of Conectiv's 2000 Annual Report on Form 10-K.

Computation of Earnings (Loss) Applicable to Conectiv Class A Common Stock

                                                             Three Months Ended     Six Months Ended
                                                                  June 30,              June 30,
                                                            -------------------   -------------------
                                                              2001       2000       2001       2000
                                                            --------   --------   --------   --------
                                                                (Dollars in Thousands)(unaudited)

  Net earnings of ACE                                       $ 22,820   $ 13,581   $ 31,563   $ 14,621
  Exclude non-utility activities of ACE                           62         71         37         46
  Net earnings / (loss) of Conectiv Atlantic
   Generation, LLC (CAG)                                      (1,430)         -      3,120          -
                                                            --------   --------   --------   --------
  Net income of Atlantic Utility Group                        21,452     13,652     34,720     14,667
  Pro-rata portion of fixed notional charge
   of $40 million per year                                   (10,000)   (10,000)   (20,000)   (20,000)
                                                            --------   --------   --------   --------
  Company Net Income (Loss) Attributable
   to the Atlantic Utility Group                              11,452      3,652     14,720     (5,333)
  Percentage applicable to Class A Common Stock                 27.3%      27.3%      27.3%      27.3%
                                                            --------   --------   --------   --------
  Earnings (loss) applicable to Class A Common Stock        $  3,126   $    997   $  4,018   $ (1,456)
                                                            ========   ========   ========   ========

Summarized Combined Financial Information of ACE and CAG

 Income Statement Information

                                                             Three Months Ended     Six Months Ended
                                                                  June 30,              June 30,
                                                            -------------------   -------------------
                                                              2001       2000       2001       2000
                                                            --------   --------   --------   --------
                                                                (Dollars in Thousands)(unaudited)

  Operating revenues                                        $305,232   $236,249   $547,068   $445,135
  Operating income                                          $ 51,551   $ 36,411   $ 91,408   $ 59,091
  Net income                                                $ 21,923   $ 14,113   $ 35,749   $ 15,686
  Earnings applicable to common stock                       $ 21,390   $ 13,581   $ 34,683   $ 14,621

Balance Sheet Information

                                                June 30,    December 31,
                                                  2001          2000
                                               ----------   ------------
                                           (Dollars in Thousands)(unaudited)

Current assets                                 $  301,257    $  348,958
Noncurrent assets                               2,242,116     2,239,297
                                               ----------    ----------
Total assets                                   $2,543,373    $2,588,255
                                               ==========    ==========

Current liabilities                            $  297,325    $  308,801
Noncurrent liabilities                          1,447,046     1,481,548
Preferred stock                                   113,681       125,181
Common stockholder's equity                       685,321       672,725
                                               ----------    ----------
Total capitalization and liabilities           $2,543,373    $2,588,255
                                               ==========    ==========

Note 14.  Preferred Stock
--------  ---------------

On May 1, 2001, ACE redeemed 115,000 shares of its $7.80 annual dividend rate preferred stock, which has mandatory redemption provisions, at the $100 per share stated value or $11.5 million in total.

On August 3, 2001, DPL gave notice of its election to redeem $45 million of auction rate preferred stock on September 6, 2001.


Note 15.  Debt
--------  ----

On April 30, 2001, Conectiv borrowed $215 million on a short-term basis from several banks. This term-loan is due October 31, 2001. On June 14, 2001, Conectiv issued $300 million of Floating Rate Notes, which are due on June 13, 2002. The proceeds from the term-loan and the Floating Rate Notes were used to refund outstanding Conectiv short-term commercial paper. As of June 30, 2001, Conectiv had $782.9 million of short-term debt outstanding, which had an average interest rate of 4.7%. Conectiv received authorization from the SEC on June 7, 2001 to have up to a $2.0 billion outstanding balance of short-term debt.

Conectiv has a $300 million credit agreement with a five-year term that expires in February 2003 and a $735 million credit agreement that expires in April 2002. Conectiv's credit agreements require that Conectiv maintain a ratio of total indebtedness to total capitalization of 70% or less and the ratio was 64% as of June 30, 2001, computed in accordance with the terms of the credit agreements. DPL has a $105 million commitment under its revolving credit facility, which expires January 31, 2003, and provides liquidity for DPL's $104.8 million of Variable Rate Demand Bonds. This facility also may be used for general corporate purposes.

On behalf of DPL, the Delaware Economic Development Authority issued the bonds listed below on May 11, 2001, and loaned the proceeds to DPL. The bonds are not secured by a mortgage or security interest in property of DPL.

                               Bonds Issued on May 11, 2001
--------------------------------------------------------------------------------------------------
                                                                           Maturity       Interest
Principal     Series                                                         Date           Rate
---------     -------------------------------------------------------     -----------     --------
($000)

$20,000       Exempt Facilities Refunding Revenue Bonds, Series 2001A     May 1, 2031     Variable (1)
  4,500       Exempt Facilities Refunding Revenue Bonds, Series 2001B     May 1, 2031     Variable (1)
 34,500       Pollution Control Refunding Revenue Bonds, Series 2001C     May 1, 2026 (2)     4.9%
-------
$59,000
=======

(1) The interest rates on these bonds are set by either auction or remarketing procedures for periods specified by DPL, which may be daily, weekly or other periods, including long-term periods extending up to the bonds' maturity date. The bonds may be subject to optional redemption prior to maturity as provided in the indenture for the bonds.
(2) The bonds are subject to mandatory tender on May 1, 2011. All or a portion of the tendered bonds may be redeemed and/or remarketed. After May 1, 2011, the bonds may bear interest at a variable rate or fixed rate and may be subject to optional redemption prior to maturity, as provided for in the indenture for the bonds.

On July 2, 2001, the proceeds from the issuance of the bonds listed above and additional cash were used to refund $59.0 million of bonds, at 102% of their principal amounts. The bonds which were refunded are listed below.

                        Bonds Refunded On July 2, 2001
--------------------------------------------------------------------------------
                                                                        Interest
Principal    Series                                                       Rate
---------    -------------------------------------------------------    --------
($000)

$20,000      Gas Facilities Revenue Bonds, Series 1991A                   7.3%
  4,500      Gas Facilities Refunding Revenue Bonds, Series 1991C         7.15%
 34,500      Pollution Control Refunding Revenue Bonds, Series 1991B      7.15%
-------
$59,000
=======


On May 15, 2001, ACE redeemed $10 million of 7.0%, Medium Term Notes at maturity.

On June 1, 2001, DPL redeemed $1.7 million of 6.95% Amortizing First Mortgage Bonds.

On August 1, 2001, ACE redeemed $30 million of 6.81% Medium Term Notes at maturity.

Subsequent to June 30, 2001 and through August 10, 2001, DPL repaid approximately $222.1 million of long-term debt, including $172.6 million of Medium Term Notes (8.1% average interest rate) and $49.5 million of First Mortgage Bonds (8.1% average interest rate). These debt redemption amounts exclude the $59.0 million of bonds that DPL refunded on July 2, 2001.

Note 16.  Long-Term Purchased Power Contracts
--------  -----------------------------------

As discussed in Note 11 to the Consolidated Financial Statements, an agreement between DPL and NRG Power for DPL to purchase 500 MWh of firm electricity from NRG became effective June 22, 2001 and extends to December 31, 2005. As of June 30, 2001, the commitments of Conectiv's subsidiaries under all long-term purchased power contracts, including DPL's contract with NRG Power, aggregated to 1,921 MW of capacity and varying amounts of firm electricity per hour during each month of a given year. The commitments of Conectiv's subsidiaries during the next five years for capacity and energy under long-term purchased power contracts are estimated to be as follows: $508 million in 2001; $541 million in 2002; $440 million in 2003; $425 million in 2004; and $456 million in 2005.


Note 17.  Contingencies
--------  --------------

Environmental Matters

Conectiv's subsidiaries are subject to regulation with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Conectiv's liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean up-related issues (including whether a Conectiv subsidiary or a corporate predecessor is responsible for conditions on a particular parcel). Conectiv's current liabilities include $19.3 million as of June 30, 2001 ($9.8 million as of December 31, 2000) for potential clean-up and other costs related to sites at which a Conectiv subsidiary is a potentially responsible party or alleged to be a third party contributor. The accrued liability as of June 30, 2001 includes $13.3 million for remediation and other costs associated with environmental contamination that resulted from an oil leak at the Indian River power plant and reflects the terms of a related consent agreement reached with the Delaware Department of Natural Resources and Environmental Control during the second quarter of 2001. Conectiv does not expect such future costs to have a material effect on its financial position or results of operations.

On July 11, 2001, the New Jersey Department of Environmental Protection (NJDEP) denied ACE's request to renew a permit variance, effective through July 30, 2001, that authorized Unit 1 at the B.L. England station to burn coal containing greater than 1% sulfur. ACE has appealed the denial. NJDEP has issued a 60-day stay of the denial and has authorized ACE to operate Unit 1 with the current fuel. Management is not able to predict the outcome of ACE's appeal.

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

Other

On October 24, 2000, the City of Vineland, New Jersey, filed an action in a New Jersey Superior Court to acquire ACE electric distribution facilities located within the City limits by eminent domain. The City has offered approximately $11 million for these assets, including the right to provide electric service in this area. ACE believes that, properly evaluated, the assets sought by the City are worth approximately $40 million. The City's Superior Court action has been dismissed, based on the failure to hold a referendum, and the City has appealed this decision. Management cannot predict the outcome of this matter.

Note 18.  Business Segments
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

     "HVAC" represents heating, ventilation, and air conditioning services provided by CSI, prior to the sale of this business in the latter-half of 2000, as discussed in Note 6 to the Consolidated Financial Statements.

The results of CCI's discontinued Telecommunication business have been excluded from "Income From Continuing Operations" and, accordingly, are excluded from the business segment results shown below. For information about the planned disposal of CCI's Telecommunication business, see Note 5 to the Consolidated Financial Statements.

The operating results for business segments are evaluated based on "Earnings Before Interest and Taxes," which is generally equivalent to Operating Income plus Other Income, less certain interest charges allocated to the business segments. "Earnings Before Interest and Taxes" for the Energy business segment include the operating results of certain electric generating plants that have been sold and certain electric generating plants that are expected to be sold subsequent to receipt of required regulatory approvals, as discussed in Note 11 to the Consolidated Financial Statements. The "Earnings Before Interest and Taxes" of "All Other" business segments include the equity in earnings of the EnerTech funds and other investment income, which are discussed in Note 7 to the Consolidated Financial Statements. "Earnings Before Interest and Taxes" for the three and six months ended June 30, 2001 exclude the gain on sales of electric power plants and the gain related to the redemption of Conectiv's interests in the Pedricktown partnership (discussed in Note 9 to the Consolidated Financial Statements). "Earnings Before Interest and Taxes" for the three and six months ended June 30, 2000 exclude the $25.2 million charge for the pre-tax loss on the sale of HVAC and other businesses (discussed in Note 6 to the Consolidated Financial Statements).

                             Three Months Ended                  Three Months Ended
                                June 30, 2001                      June 30, 2000
                      ---------------------------------    --------------------------------
                                            Earnings                           Earnings
                                        Before Interest                     Before Interest
Business Segments        Revenues          and Taxes           Revenues        and Taxes
-----------------     ---------------   ---------------    ---------------   ---------------
                                              (Dollars in Thousands)
Energy                   $1,427,679           $ 87,656         $1,059,878          $ 61,534
Power Delivery              182,310             52,329            181,318            48,178
HVAC                              -                  -             37,184            (1,299)
All Other                     1,785            (14,617)               963            22,210
                     ---------------    ---------------    ---------------   ---------------
Total                    $1,611,774 (1)       $125,368 (2)     $1,279,343 (3)      $130,623 (4)
                     ===============    ===============    ===============   ===============

(1) The $297,140 pre-tax gain from the sale of electric generating plants is excluded from business segment revenues. Intercompany revenues that are eliminated in consolidation are included in business segment revenues as follows: Energy business segment-$156,621 and Power Delivery business segment-$162.
(2) "Earnings before interest and taxes" plus the $297,140 pre-tax gain from the sale of electric generating plants and the $73,015 pre-tax gain from the redemption of Conectiv's interests in the Pedricktown partnership and less $48,529 of interest expense and preferred stock dividends and $2,081 of consolidation and other adjustments equals consolidated income from continuing operations before income taxes.
(3) Includes intercompany revenues, which are eliminated in consolidation as follows: Energy business segment-$139,074 and All Other business segments- $604.
(4) "Earnings before interest and taxes" less $54,669 of interest expense and preferred stock dividends, $504 of consolidation adjustments, and the $25,162 pre-tax loss on the sale of businesses (HVAC and two thermal heating and cooling system projects) equals consolidated income from continuing operations before income taxes.


                             Six Months Ended                  Six Months Ended
                               June 30, 2001                    June 30, 2000
                     ---------------------------------  ---------------------------------
                                           Earnings                          Earnings
                                       Before Interest                    Before Interest
Business Segments       Revenues          and Taxes          Revenues       and Taxes
-----------------    ---------------   ---------------  ----------------  ---------------
(Dollars in Thousands)
Energy                   $3,001,168          $153,366        $2,010,173         $126,506
Power Delivery              378,551           122,128           369,379          111,440
HVAC                              -                 -            69,047           (4,804)
All Other                     4,402           (16,995)            3,602           21,866
                      ---------------   ---------------  ----------------  ---------------
Total                    $3,384,121 (1)      $258,499 (2)    $2,452,201 (3)     $255,008 (4)
                      ===============   ===============  ---=============  ===============

(1) The $297,140 pre-tax gain from the sale of electric generating plants is excluded from business segment revenues. Intercompany revenues that are eliminated in consolidation are included in business segment revenues as follows: Energy business segment-$387,859; Power Delivery business segment-$162; All Other business segments-$189.
(2) "Earnings before interest and taxes" plus the $297,140 pre-tax gain from the sale of electric generating plants and the $73,015 pre-tax gain from the redemption of Conectiv's interests in the Pedricktown partnership and less $99,854 of interest expense and preferred stock dividends and $2,586 of consolidation and other adjustments equals consolidated income from continuing operations before income taxes.
(3) Includes intercompany revenues, which are eliminated in consolidation as follows: Energy business segment-$276,728 and All Other business segments-$1,502.
(4) "Earnings before interest and taxes" less $107,915 of interest expense and preferred stock dividends, $1,008 of consolidation adjustments, and the $25,162 pre-tax loss on the sale of businesses (HVAC and two thermal heating and cooling system projects) equals consolidated income from continuing operations before income taxes.

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

Common Stock Earnings Summary for Continuing Operations
-------------------------------------------------------

Earnings applicable to common stock for continuing operations were $255.7 million, or $3.09 per share of common stock (82,704,000 average shares outstanding) for the second quarter of 2001, compared to $25.1 million, or $0.30 per share of common stock (83,777,000 average shares outstanding) for the second quarter of 2000. Earnings applicable to common stock for continuing operations were $300.6 million, or $3.63 per share of common stock (82,704,000 average shares outstanding) for the six months ended June 30, 2001, compared to $69.2 million, or $0.82 per share of common stock (84,673,000 average shares outstanding) for the six months ended June 30, 2000.

After-tax contribution to earnings per share of common stock from continuing operations

                                                        Three Months Ended    Six Months Ended
                                                             June 30,             June 30,
                                                        ------------------   -----------------
                                                         2001        2000     2001      2000
                                                        ------      ------   ------   --------
   (1)  Gain on sales of electric generating plants     $ 2.12      $  -     $ 2.12     $  -
   (2)  Gain on redemption of partnership interests       0.50         -       0.50        -
   (3)  Investment income / (loss)                       (0.06)       0.23    (0.06)      0.23
   (4)  Special Charges - Loss on sale of
        CSI and other businesses                           -         (0.28)     -        (0.28)
   (5)  HVAC (CSI) operations                              -         (0.02)     -        (0.05)
   (6)  Energy, Power Delivery, and Other                 0.53        0.37     1.07       0.92
                                                        ------      ------   ------   --------
                                                        $ 3.09      $ 0.30   $ 3.63     $ 0.82
                                                        ======      ======   ======   ========

(1)  Gain on sales of electric generating plants
     -------------------------------------------

     On June 22, 2001, pursuant to the agreements for sale, the ownership interests of DPL and another Conectiv subsidiary in plants that had a net book value of approximately $276 million and electric generating capacity of 1,080.8 MW were sold to NRG for approximately $641.7 million, subject to final adjustments for inventory and other items. As a result of these sales, Conectiv's results of operations for the three and six months ended June 30, 2001 include a gain of $297.1 million before taxes ($175.0 million after taxes or $2.12 per share of common stock), which is included in operating revenues.

     Effective June 22, 2001, ACE amended its sales agreements with NRG to extend the termination dates of the sale agreements for Deepwater Station, Conemaugh and Keystone Stations and B.L. England Station. Subject to the receipt of the required approvals from the NJBPU and the satisfaction of other closing conditions, Conectiv expects ACE to complete the sale of certain electric generating assets during 2001. However, there can be no assurances that such approvals will be obtained, or that such sales will be completed. As of June 30, 2001, the ACE plants that are under agreements for sale had an agreed upon total sales price of approximately $189 million (before certain adjustments and expenses), a net book value of approximately $130 million and electric generating capacity of 1,122.7 MW. Any gain that may be realized on the sale of these plants would reduce the amount of stranded costs to be recovered from ACE's utility customers.

(2)  Gain on redemption of partnership interests
     -------------------------------------------

     Prior to June 29, 2001, Conectiv subsidiaries held a 50% interest in Pedricktown, a non-utility electric generator. ACE had purchased electricity from Pedricktown until December 1999, when ACE paid $228.5 million to terminate its contract with Pedricktown. As a result of the contract termination, Conectiv's subsidiaries received a cash distribution from Pedricktown in December 1999 and their share of Pedricktown's gain on the contract termination was deferred on Conectiv's balance sheet because the gain arose from a transaction with a related party and ACE had not received the Final Decision and Order of the NJBPU concerning restructuring.

     On June 29, 2001, the 50% interest owned by Conectiv's subsidiaries in Pedricktown was redeemed for approximately $9 million. As a result of this transaction, Pedricktown is owned solely by entities not affiliated with Conectiv. Also, as a result of ACE receiving the Final Decision and Order of the NJBPU, the previously deferred gain discussed above was recognized in Conectiv's earnings. The redemption of Conectiv's subsidiaries 50% interest in Pedricktown and recognition of the previously deferred gain resulted in a net pre-tax gain of $73.0 million ($41.4 million after income taxes or $0.50 per share of common stock) for the three- and six-month periods ended June 30, 2001.

(3)  Investment income / loss
     ------------------------

     Net losses associated with the EnerTech funds, marketable securities, and other investments resulted in charges to earnings of $5.2 million after taxes ($0.06 per share of common stock) for the three months ended June 30, 2001 and $5.0 million after taxes ($0.06 per share of common stock) for the six months ended June 30, 2001. In comparison, net gains associated primarily with the EnerTech funds resulted in earnings of $19.0 million after taxes ($0.23 per share of common stock) for the three months ended June 30, 2000 and $19.7 million after taxes ($0.23 per share of common stock) for the six months ended June 30, 2000.

     As of June 30, 2001, the carrying amount of Conectiv's investments in marketable equity securities and the EnerTech funds were $18.9 million and $18.4 million, respectively. An unrealized net holding loss on marketable equity securities of $5.5 million before taxes ($3.6 million after taxes) is included in accumulated other comprehensive income as of June 30, 2001.

(4)  Special Charges-Loss on sale of CSI and other businesses
     --------------------------------------------------------

     "Special charges" were recorded in the second quarter of 2000 of $25.2 million before income taxes, or $23.4 million after income taxes ($0.28 per share of common stock). The special charges resulted from losses on the sales of CSI and two thermal heating and cooling system projects.

(5)  HVAC (CSI) operations
     ---------------------

     Prior to the sale of CSI in mid- to late-2000, CSI's operations resulted in losses that decreased earnings per share of common stock by $0.02 and $0.05 for the three months and six months ended June 30, 2000, respectively.

(6)  Energy, Power Delivery, and Other
     ---------------------------------

     As shown in the preceding table, the contribution to earnings per share of common stock outstanding by "Energy, Power Delivery, and Other" was $0.53 for the second quarter of 2001 compared to $0.37 for the second quarter of 2000. The $0.16 increase in the contribution to earnings per share of common stock was primarily due to higher earnings from ACE's electric business and gains on coal trading, partly offset by lower amounts earned for supplying electricity to DPL's default electric service customers, due to higher average energy costs.

     The contribution to earnings per share of common stock outstanding by "Energy, Power Delivery, and Other" was $1.07 for the six months ended June 30, 2001 compared to $0.92 for the six months ended June 30, 2000. The $0.15 increase in contribution to earnings per share of common stock was primarily due to higher earnings from ACE's electric business, gains on coal trading, and receipt of $16.3 million ($9.8 million after taxes, or $0.12 per share of common stock) for DPL's termination of its membership in a nuclear industry mutual insurance company (NEIL), partly offset by losses on gas trading and lower amounts earned for supplying electricity to DPL's default electric service customers (due to higher average energy costs).

     Conectiv's participation in energy markets results in exposure to commodity market risk. Conectiv has controls in place that are intended to keep risk exposures within certain management-approved risk tolerance levels. For additional information concerning commodity market risk, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk," included herein.

Discontinued Telecommunication Operations
-----------------------------------------

As discussed in Note 5 to the Consolidated Financial Statements, Conectiv reached an agreement (Telecommunication Asset Purchase Agreement) on June 4, 2001 to sell substantially all of the assets of CCI's telecommunication business to Cavalier Telephone, L.L.C. for $20 million, subject to certain adjustments. The sale is subject to various regulatory approvals and is expected to be completed by December 2001. The operating results for CCI's telecommunication business, including previously reported periods, are classified in Conectiv's Consolidated Statements of Income as "Discontinued Telecommunication Operations." Earnings applicable to common stock for the three and six months ended June 30, 2001 include an estimated loss on the disposal of the telecommunication business segment of $177.2 million before taxes ($118.8 million after taxes or $1.44 per share of common stock), including a $13.7 million after-tax provision for operating losses during the expected period required to complete the transaction (June 2001 through December 2001).

The after-tax operating loss of the discontinued telecommunication operations decreased earnings applicable to common stock as follows: (i) second quarter 2001-$2.7 million or $0.03 per share of common stock; (ii) second quarter of 2000-$7.8 million or $0.09 per share of common stock; (iii) six months ended June 30, 2001-$7.7 million or $0.09 per share of common stock; and (iv) six months ended June 30, 2000-$16.8 million or $0.20 per share of common stock.

For the three months ended June 30, 2001 and 2000, revenues from the discontinued telecommunication operations were $13.6 million and $12.7 million, respectively. For the six months ended June 30, 2001 and 2000, revenues from the discontinued telecommunication operations were $27.3 million and $23.8 million, respectively.

Dividends on Common Stock
-------------------------

Conectiv's Board of Directors declared quarterly dividends per share of common stock of $0.22 for the first quarter of 2001, and $0.22 for the second quarter of 2001, or $0.44 for the six months ended June 30, 2001. Dividends declared per share of common stock for the six months ended June 30, 2001 represented approximately 44% of earnings from continuing operations per share of common stock, adjusted to exclude the gain on sales of electric generating plants ($2.12 per share of common stock) and gain on redemption of partnership interests ($0.50 per share of common stock). For additional information concerning dividends on common stock, see "Dividends on Common Stock" on page II-10 in the MD&A included in Item 7 of Part II of Conectiv's 2000 Annual Report on Form 10-K.

Class A Common Stock Earnings Summary
--------------------------------------

As provided in Conectiv's Restated Certificate of Incorporation, Class A common stock has an interest in earnings of the Atlantic Utility Group (AUG) in excess of a notional fixed charge of $40 million per year. The AUG includes the assets and liabilities of the electric generation, transmission, and distribution businesses of ACE that existed on August 9, 1996 and were regulated by the NJBPU. Accordingly, the AUG includes the earnings of the power plants that were transferred on July 1, 2000, from ACE to Conectiv Atlantic Generation, LLC
(CAG). If the AUG earns less than the pro-rata portion of the annual fixed notional charge, a loss will be applicable to Class A common stock, as occurred for the six months ended June 30, 2000. For additional information concerning the computation of earnings applicable to Class A common stock and other general information concerning Class A common stock, including information about dividend payments, conversion and redemption provisions, and allocation of consideration in a subsequent merger, refer to Note 19 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K.

Earnings applicable to Class A common stock were $3.1 million, or $0.54 per share of Class A common stock, for the second quarter of 2001, compared to $1.0 million, or $0.17 per share of Class A common stock, for the second quarter of 2000. For the six months ended June 30, 2001, earnings applicable to Class A common stock were $4.0 million, or $0.70 per share of Class A common stock, compared to a $1.5 million loss applicable to Class A common stock, or a $0.25 loss per share of Class A common stock, for the six months ended June 30, 2000.

The increases in earnings per share of Class A common stock for the three-month and six-month periods were mainly due to higher volumes of electricity sold and delivered, reflecting the positive effect on sales of colder winter weather and warmer weather in June 2001. Although ACE experienced higher average energy costs in serving its Basic Generation Service (BGS) customers, additional revenues were recognized based on the regulated cost-based, rate-recovery mechanism for BGS, as discussed in Notes 1 and 10 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K.

Dividends on Class A Common Stock
---------------------------------

During the three-year period ended March 31, 2001, or the "Initial Period," the quarterly dividend on shares of Class A common stock was $0.80. As disclosed in connection with the transactions by which DPL and ACE became wholly owned subsidiaries of Conectiv (1998 Merger), Conectiv intends, following the Initial Period, subject to declaration by Conectiv's Board of Directors and the obligation of the Board of Directors to consider the financial condition and regulatory environment of Conectiv and the results of its operations, to pay annual dividends on the Class A common stock at a rate equal to 90% of annualized earnings of the Class A common stock (taking into account the notional fixed charge of $40 million per year in accordance with Conectiv's Restated Certificate of Incorporation). During the Initial Period the earnings applicable to Class A common stock were substantially less than the dividends on the Class A common stock and Conectiv's Board of Directors may consider this fact in determining the dividend rate on Class A common stock for periods subsequent to March 31, 2001.

Conectiv's Board of Directors declared a quarterly dividend of $0.80 per share of Class A common stock for the first quarter of 2001 and $0.25 per share of Class A common stock for the second quarter of 2001, or $1.05 per share of Class A common stock for the six months ended June 30, 2001. For the six months ended June 30, 2001, earnings per share of Class A common stock were $0.70, compared to dividends declared per share of Class A common stock of $1.05. For additional information concerning dividends on Class A common stock, see "Dividends on Class A Common Stock" on page II-12 of the MD&A included in Item 7 of Part II of Conectiv's 2000 Annual Report on Form 10-K.

Mid-Merit Electric Generation
-----------------------------

The following discussion updates the "Mid-Merit Electric Generation" disclosure, which begins on page II-15 in the MD&A included in Item 7 of Part II of Conectiv's 2000 Annual Report on Form 10-K.

Conectiv is increasing its mid-merit electric generating capacity by building combined cycle units, which are constructed with combustion turbines, waste heat recovery boilers and a steam turbine. In 2000, Conectiv ordered 21 combustion turbines, which, with additional equipment, could be configured into 8 combined cycle plants. Each combined cycle plant would have approximately 550 MW of capacity and allow Conectiv to add up to 4,400 MW of electric generating capacity, representing a potential total investment of about $2.6 billion.
Under an accelerated schedule, construction would occur in phases and would be completed by the end of 2004, with delivery of combustion turbines occurring in phases through 2003. Conectiv is actively developing sites for combined cycle plants within the region of the PJM Interconnection, L.L.C. (PJM) and, as discussed below, is currently constructing a new plant at the Hay Road site.

Three new combustion turbines at the Hay Road site became operational during June through August of 2001, adding approximately 360 MW of capacity. The waste heat recovery boiler and steam turbine needed for the new combined cycle operation at Hay Road are expected to be completed by the third quarter of 2002. After completion, this combined cycle plant will have approximately 550 MW of capacity.

In May 2001, Conectiv purchased a 50% interest in a partnership that owns an 80 MW co-generation plant in North East, Pennsylvania.

The number of combined cycle plants ultimately built under Conectiv's mid-merit construction program and the timing of construction will depend on various factors including the following: growth in demand for electricity; construction of generating units by competitors; the availability and price of fuel; availability of suitable financing; possible construction delays; and the timing and ability to obtain required permits and licenses. The construction program could also potentially be affected by the planned acquisition of Conectiv by Pepco. Conectiv's Board of Directors has authorized cumulative expenditures of approximately $860 million for new mid-merit construction, including (i) $650 million of expenditures expected to be required to complete construction of 2 combined cycle plants (utilizing a total of 6 combustion turbines) at Hay Road and another site, and (ii) $210 million of expenditures related to building up to 6 additional combined cycle plants, including payments on the 15 combustion turbines (total commitment of $466 million), other equipment, and sites necessary for construction of these 6 combined cycle plants. Management expects to fund these and all other future capital requirements from internally generated funds, leasing, external financings (including securitization of stranded costs), and proceeds from the sales of electric generating units.

Should Conectiv choose not to build all 8 combined cycle plants, then Conectiv would attempt to sell some or all its related investment, including combustion turbines, other equipment and site development. The ability to find a buyer and the amount of the proceeds from such a sale would be determined by market conditions. The current market for combustion turbines is strong due to demand for such units in the region served by the PJM and other regions throughout the United States. The units would be portable to other markets. Through June 30, 2001, Conectiv had invested approximately $104 million in the 15 combustion turbines, other equipment, and sites needed to build up to 6 combined cycle plants in addition to the 2 combined cycle plants for which full funding has been approved.

New Jersey Electric Utility Industry Restructuring
--------------------------------------------------

Final Decision and Order

As previously disclosed, the NJBPU issued a Summary Order to ACE in July 1999 concerning restructuring ACE's electricity supply business and indicated that a more detailed order would be issued at a later time. The Final Decision and Order of the NJBPU, dated March 30, 2001, for ACE was publicly posted on the NJBPU's internet website in mid-May 2001. Management believes that the substantive provisions of the Final Decision and Order are not materially different from the substantive provisions of the Summary Order filed with and discussed in Conectiv's July 15, 1999 Form 8-K filing.

Petition for Securitization of Stranded Costs

As previously disclosed in Note 10 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K, New Jersey's Electric Discount and Energy Competition Act (the New Jersey Act) permits securitization of stranded costs through the issuance of transition bonds. On June 25, 2001, ACE filed a petition with the NJBPU, seeking the authority to: (i) issue through a special purpose entity up to $2 billion in transition bonds in one or more series; (ii) collect from ACE's customers a non-bypassable, per kilowatt-hour (kWh) delivered, transition bond charge (TBC) sufficient to fund principal and interest payments on the bonds and related expenses and fees; (iii) collect from ACE's customers a separate non-bypassable, per kWh delivered, charge for recovery of the income tax expense associated with the revenues from the TBC; and (iv) sell "bondable transition property," which is the irrevocable right to collect TBC, to a special purpose financing entity.

The transition bonds are expected to be issued after the NJBPU issues a bondable stranded costs rate order (Financing Order) establishing "bondable transition property," as provided for in the New Jersey Act. To facilitate the issuance of transition bonds, ACE formed Atlantic City Electric Transition Funding LLC (ACE Transition Funding) on March 28, 2001. Assuming that the NJBPU issues a Financing Order containing terms and conditions satisfactory to ACE, subsequent to issuance of such order, ACE Transition Funding is expected to issue transition bonds and use the proceeds to purchase the bondable transition property from ACE. The New Jersey Act requires utilities, including ACE, to use the proceeds from the sale of bondable transition property to redeem debt or equity or both, restructure purchased power contracts with non-utility generators, or otherwise reduce costs in order to decrease regulated electricity rates.

Electric Revenues
-----------------

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                     ------------------    ------------------
                                      2001        2000       2001      2000
                                     ------      ------    --------  --------
                                               (Dollars in millions)
Regulated electric revenues          $548.8      $489.2    $1,034.1  $  951.1
Non-regulated electric revenues       403.6       195.6       685.2     364.0
                                     ------      ------    --------  --------
Total electric revenues              $952.4      $684.8    $1,719.3  $1,315.1
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

Regulated Electric Revenues

"Regulated electric revenues" increased by $59.6 million to $548.8 million for the three months ended June 30, 2001, from $489.2 million for the three months ended June 30, 2000. "Regulated electric revenues" increased by $83.0 million to $1,034.1 million for the six months ended June 30, 2001, from $951.1 million for the six months ended June 30, 2000. The increases for the three-month and six-month periods included $38.7 million and $49.7 million, respectively, for additional revenues recognized under the regulated cost-based, rate-recovery mechanism for BGS. The other portion of the increases for the three-month and six-month periods of $20.9 million and $33.3 million, respectively, resulted from increased volumes of kWh delivered and supplied, partly offset by lower interchange and resale sales.

Although "regulated electric revenues" increased by $83.0 million for the six months ended June 30, 2001, the gross margin (revenues less related energy and capacity costs) from "regulated electric revenues" decreased by approximately $31.8 million mainly due to higher average energy costs incurred in supplying the default service customers of DPL.

Non-regulated electric revenues

"Non-regulated electric revenues" result primarily from electricity trading activities, strategic generation, (the sale of electricity, capacity and ancillary services from deregulated electric generating plants), and competitive retail sales. Conectiv began exiting its competitive retail energy business in late-2000, which has caused revenues from this activity to decrease. For the six months ended June 30, 2001, the composition of "non-regulated electric revenues" was approximately 58% electricity trading, 40% strategic generation and 2% competitive retail sales.

"Non-regulated electric revenues" increased by $208.0 million, to $403.6 million for the three months ended June 30, 2001 from $195.6 million for the three months ended June 30, 2000. "Non-regulated electric revenues" increased by $321.2 million, to $685.2 million for the six months ended June 30, 2001 from $364.0 million for the six months ended June 30, 2000. The revenue increases reflect higher strategic generation sales, increased volumes of electricity traded, and higher selling/trading prices, partly offset by lower competitive retail energy sales. Part of the strategic generation sales increase occurred because more of last year's output from the deregulated power plants was used to supply the default service customers of DPL.

The gross margin earned from "non-regulated electric revenues" increased by approximately $10.0 million and $22.0 million for the three months and six months ended June 30, 2001, respectively, reflecting higher volumes and selling prices.

Gas Revenues
------------

                              Three Months Ended    Six Months Ended
                                   June 30,            June 30,
                              ------------------   ------------------
                               2001        2000      2001       2000
                              ------      ------   --------    ------
                                        (Dollars in millions)
Regulated gas revenues        $ 31.2      $ 22.2   $  103.4    $ 67.0
Non-regulated gas revenues     333.8       280.3      899.7     510.0
                              ------      ------   --------    ------
Total gas revenues            $365.0      $302.5   $1,003.1    $577.0
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

"Regulated gas revenues" increased by $9.0 million and $36.4 million for the three months and six months ended June 30, 2001, respectively, mainly due to customer rate increases for recovery of higher costs of purchased natural gas. DPL's gross margin (gas revenues less gas purchased) from supplying regulated gas customers is insignificant, so earnings were not affected by the additional revenues from the rate increase under the gas rate clause. For the six months ended June 30, 2001, "Regulated gas revenues" also include an increase for a higher volume of gas delivered to customers, reflecting colder winter weather, which also resulted in a $2.3 million increase in the gross margin earned for gas delivery.

"Non-regulated gas revenues" increased by $53.5 million, to $333.8 million for the three months ended June 30, 2001 from $280.3 million for the three months ended June 30, 2000. "Non-regulated gas revenues" increased by $389.7 million, to $899.7 million for the six months ended June 30, 2001 from $510.0 million for the six months ended June 30, 2000. These revenue increases were primarily due to higher selling prices of natural gas traded. Although "non-regulated gas revenues" increased, the gross margin earned from "non-regulated gas revenues" decreased by approximately $0.7 million for the three-month period and $11.9 million for the six month period, mainly due to gas trading losses.

Other Services Revenues
-----------------------

Other services revenues were comprised of the following:

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                          ------------------  ------------------
                                           2001        2000    2001        2000
                                          ------      ------  ------      ------
                                                   (Dollars in millions)

Petroleum sales and trading               $ 93.6      $ 90.3  $186.4      $161.8
HVAC                                           -        37.2       -        69.0
Operation of third parties' power plants    17.1        11.5    32.6        20.8
Coal trading                                13.1           -    22.0          --
All Other                                   13.8        13.3    32.6        30.2
                                          ------      ------  ------      ------
 Total                                    $137.6      $152.3  $273.6      $281.8
                                          ======      ======  ======      ======

"Other services" revenues decreased $14.7 million for the three-month period and $8.2 million for the six-month period mainly due to the revenue loss associated with the sale of the HVAC business, partly offset by revenue increases for other business activities. For the three and six months ended June 30, 2001, revenues increased for coal trading and the operation of more power plants for third-parties. For the six months ended June 30, 2001, there was also an increase in petroleum sales and trading revenues due to higher prices and sales volume.

The gross margin from "other services" revenues (revenues less costs of sales) increased by $7.3 million and $12.0 million for the three- and six-month periods, respectively, primarily due to gains on coal trading, partly offset by a decrease due to the sale of the HVAC business.

Operating Expenses
-------------------

Electric Fuel and Purchased Energy and Capacity

"Electric fuel and purchased energy and capacity" increased by $254.2 million to $640.2 million for the second quarter of 2001, from $386.0 million for the second quarter of 2000. "Electric fuel and purchased energy and capacity" increased by $414.0 million to $1,131.3 million for the six months ended June 30, 2001, from $717.3 million for the six months ended June 30, 2000. These increases were primarily due to more purchased power at higher average prices for expanded electricity trading activities and for electricity supplied to the default service customers of DPL and BGS customers of ACE.

The sale of DPL's fossil plants to NRG on June 22, 2001 triggered the start of DPL's purchase of 500 megawatt-hours (MWh) of firm electricity per hour from NRG Power. This power purchase continues through December 31, 2005. DPL also entered into additional agreements, beginning on June 22, 2001, to purchase from NRG Power up to 350 MWh of firm electric energy per hour and up to 750 MW of capacity through August 31, 2001 and up to 300 MW of capacity through September 30, 2001. For updated information concerning Conectiv's commitments under long-term purchased power agreements, see Note 16 to the Consolidated Financial Statements.

Also, effective June 22, 2001, ACE terminated a purchased power agreement with NRG Power originally intended to be effective after the sale of certain electric generating plants to NRG.

Gas Purchased

Gas purchased increased by $63.3 million to $358.7 million for the second quarter of 2001, from $295.4 million for the second quarter of 2000. Gas purchased increased by $435.7 million to $982.7 million for the six months ended June 30, 2001, from $547.0 million for the six months ended June 30, 2000.
These increases were mainly due to higher prices paid for non-regulated natural gas purchased for trading activities. The increases also reflect higher prices paid for natural gas supplied to customers in DPL's regulated service area.

Other Services' Cost of Sales

Other service's cost of sales decreased $21.9 million in the second quarter of 2001 and $20.2 million for the six months ended June 30, 2001. These decreases were mainly due a decrease from the sale of the HVAC business, partly offset by cost increases from more power plant operating services provided and greater volume of petroleum purchased at higher prices.

Special Charges

In the second quarter of 2000, "Special charges" of $25.2 million before income taxes ($23.4 million after income taxes or $0.28 per share of common stock) resulted from losses on the sales of the HVAC business and two thermal heating and cooling system projects.

Operation and Maintenance Expenses

Operation and maintenance expenses for the six months ended June 30, 2001 include a credit of $16.3 million for the proceeds received by DPL for termination of its membership in NEIL. Excluding this item, operation and maintenance expenses decreased by $31.6 million for the six months ended June 30, 2001 and $7.5 million in the second quarter of 2001, mainly due to the sales of the HVAC business and the interests of DPL in nuclear electric generating plants, partly offset by increased expenses for the Power Delivery business and other miscellaneous increases.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $2.2 million for the three-month period and $4.1 million for the six-month period primarily due to expiration of the amortization of a regulatory asset, which was partly offset by higher depreciation expense for improvements to the electric transmission and distribution systems.

Other Income
-------------

As discussed in Note 9 to the Consolidated Financial Statements, other income for the three and six months ended June 30, 2001 includes a $73.0 million pre-tax gain from the redemption of the 50% interest of Conectiv's subsidiaries in Pedricktown and recognition of the previously deferred gain associated with termination of the ACE's purchased power contract with Pedricktown. Excluding the $73.0 million gain from redemption of the interest in Pedricktown, other income decreased $40.1 million and $49.6 million for the three and six months ended June 30, 2001, primarily due to lower income from the EnerTech funds, marketable securities valuation changes, and losses on other investments. The decrease for the six-month period also reflects prior year earnings from a non-utility generation joint venture, a prior year gain on the sale of an investment in a leveraged lease, and prior year earnings from jointly-owned projects of CTS which were sold.

Interest Expense
----------------

Interest expense, net of capitalized amounts, decreased $8.2 million and $12.5 million for the three-months and six-months ended June 30, 2001, respectively. These decreases were primarily due to lower interest rates on short-term debt, increased capitalization of interest expense as a result of higher levels of construction work-in-progress associated with mid-merit electric generation plants, and other decreases.

Income Taxes
------------

The increases in income tax expense of $161.9 million and $168.4 million for the three-months and six-months ended June 30, 2001, respectively, were primarily due to higher pre-tax income from continuing operations. The effective income tax rate was higher in the prior-year periods mainly due to a write-off of goodwill which was not deductible for income tax purposes.

Liquidity and Capital Resources
-------------------------------

Due to $41.2 million of cash used by operating activities, $214.6 million of cash provided by investing activities, and $53.1 million of cash provided by financing activities, cash and cash equivalents increased by $226.5 million during the six months ended June 30, 2001.

Net cash flows from operating activities decreased by $171.6 million to $41.2 million of cash used for the six months ended June 30, 2001, from $130.4 million of cash provided for the six months ended June 30, 2000. The $171.6 million decrease was mainly due to prior year income tax refunds received, working capital requirements for energy trading and hedging, and higher costs incurred in supplying the BGS customers of ACE and the default electric service customers of DPL. Primarily due to a higher level of energy trading and hedging activities, the balances of accounts receivable and accounts payable increased by $172.1 million and $82.3 million, respectively, from December 31, 2000 to June 30, 2001. Mainly due to higher costs paid to supply BGS, deferred energy supply costs increased to a $51.1 million asset as of June 30, 2001, from a net $12.6 million liability as of December 31, 2000.

Cash Flows From Investing Activities for the six months ended June 30, 2001 included $641.7 million of cash proceeds from the sale of DPL's electric generating plants. The proceeds from the sales of the electric generating plants are expected to be used primarily to pay income taxes on the gain on the sale, repay long-term debt, and repurchase preferred stock. Long-term debt redemptions and an election to redeem preferred stock which occurred after the proceeds were received are discussed below.

The $172.8 million use of cash for "Increase in funds held by trustee" included in Cash Flows From Investing Activities resulted primarily from the temporary investment of (i) $113.5 million of the proceeds from the sale of the electric generating plants and (ii) proceeds received in May 2001 from $59.0 million of refunding bonds ($24.5 million variable rate and $34.5 million 4.9% fixed rate). The proceeds from the refunding bonds were used on July 2, 2001 to refund $59.0 million of bonds (7.2% average interest rate).

Approximately $159 million of the $255.0 million of capital expenditures for the six months ended June 30, 2001 were for the capital requirements of Conectiv's mid-merit electric generation strategy, including payments for combustion turbines. The remainder of the capital expenditures were primarily for the electric transmission and distribution systems of ACE and DPL.

In addition to the issuance of $59.0 million of refunding bonds discussed above, Conectiv's Cash Flows From Financing Activities for the six months ended June 30, 2001 included $73.4 million of cash provided from short-term debt issued, the payment of $45.7 million of common dividends, and the redemption of $12.3 million of long-term debt (7.1% average interest rate) and $11.5 million of preferred stock ($7.80 annual dividend per each $100 share).

Conectiv has a $300 million credit agreement with a five-year term that expires in February 2003 and a $735 million credit agreement that expires in April 2002.

Conectiv's capital structure including short-term debt and current maturities of long-term debt, expressed as a percentage of total capitalization, is shown below.

                                                   June 30,     December 31,
                                                     2001           2000
                                                     ----           ----
Common stockholders' equity                          26.9%          26.2%
Preferred stock of subsidiaries                       5.9%           6.4%
Long-term debt and variable rate demand bonds        45.6%          49.2%
Short-term debt and
 current maturities of long-term debt                21.6%          18.2%

On August 1, 2001, ACE redeemed $30 million of 6.81% Medium Term Notes at maturity.

Subsequent to June 30, 2001 and through August 10, 2001, DPL repaid approximately $222.1 million of long-term debt, including $172.6 million of Medium Term Notes (8.1% average interest rate) and $49.5 million of First Mortgage Bonds (8.1% average interest rate). These debt redemption amounts exclude DPL's refunding of $59.0 million of bonds on July 2, 2001 with proceeds from refunding bonds. On August 3, 2001, DPL gave notice of its election to redeem $45 million of auction rate preferred stock on September 6, 2001.

Conectiv's ratio of earnings to fixed charges under the SEC Method is shown below. See Exhibit 12, Ratio of Earnings to Fixed Charges, for additional information.


                              12 Months        Year Ended December 31,
                                Ended       ----------------------------
                            June 30, 2001   2000  1999  1998  1997  1996
                            -------------   ----  ----  ----  ----  ----
 Ratio of Earnings to
  Fixed Charges (SEC Method)     3.96       2.33  1.98  2.38  2.63  2.83

New Accounting Standards
------------------------

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and does not permit the use of the pooling of interests method of accounting for business combinations. SFAS No. 142 will be effective January 1, 2002 for companies with a calendar fiscal year, including Conectiv. Under SFAS No. 142, Conectiv will no longer amortize goodwill beginning January 1, 2002, but instead will test periodically for impairment. If an impairment of goodwill occurs, then a charge to earnings would result. Under SFAS No. 142, historical operating results will not be restated; instead pro forma earnings, adjusted to exclude goodwill amortization, will be disclosed. The amortization of goodwill reduced Conectiv's after-tax earnings by $2.1 million ($0.03 per share of common stock) and $4.3 million ($0.05 per share of common stock) for the three- and six-months ended June 30, 2001, respectively, and $9.3 million ($0.11 per share of common stock) for 2000.

On August 9, 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations," which establishes the accounting requirements for asset retirement obligations (ARO) associated with tangible long-lived assets. Obligations related to asset retirements for which an entity may have a legal obligation for settlement will be recognized in the financial statements, when the obligation meets the criteria for a liability under FASB Concepts Statement No. 6, Elements of Financial Statements. Under SFAS No. 143, the cost associated with an ARO is capitalized and allocated to expense by using a systematic and rational method. The initial measurement of an ARO is based on the fair value of the obligation. SFAS No. 143 will be effective January 1, 2003 for companies with a calendar fiscal year, including Conectiv. Upon adoption, SFAS No. 143 requires the use of a cumulative-effect approach to recognize transition amounts for any existing ARO liabilities, asset retirement costs, and accumulated depreciation.

Management plans to conduct reviews of SFAS No. 141, 142, and 143 that are more comprehensive and may identify additional expected impacts on Conectiv's financial statements which may result from implementation of these new accounting standards.

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

Interest Rate Risk

Conectiv is subject to the risk of fluctuating interest rates in the normal course of business. Conectiv manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. The effect of a hypothetical 10% change in interest rates on the annual interest costs for short-term and variable rate debt was approximately $4.5 million as of June 30, 2001 and $6.1 million as of December 31, 2000. The decrease in the effect of a 10% change in interest rates was mainly due to lower short-term interest rates.

Equity Price Risk

As discussed in Note 7 to the Consolidated Financial Statements included herein and in Note 8 to the Consolidated Financial Statements included in Item 8 of
Part II of Conectiv's 2000 Annual Report on Form 10-K, Conectiv holds investments in marketable equity securities and venture capital funds, which invest in securities of energy-related technology and internet service companies. Conectiv is exposed to equity price risk through the securities held by the venture capital funds and the marketable equity securities held directly by Conectiv. The potential change in the fair value of these investments resulting from a hypothetical 10% change in quoted securities prices was approximately $3.7 million as of June 30, 2001 compared to $4.0 million as of December 31, 2000. Due to the nature of these investments and market conditions, the fair value of these instruments may change by substantially more than 10%.

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

Conectiv uses a value-at-risk model to assess the market risk of its electricity, gas, and petroleum products commodity activities. The model includes fixed price sales commitments, physical forward contracts, and commodity derivative instruments. Value-at-risk represents the potential gain or loss on instruments or portfolios due to changes in market factors, for a specified time period and confidence level. Conectiv estimates value-at-risk across its power, gas, and petroleum commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level and assuming a five-day holding period. Conectiv's calculated value-at-risk with respect to its commodity price exposure associated with contractual arrangements was approximately $19.7 million as of June 30, 2001, in comparison to $16.9 million as of December 31, 2000. The increase in value-at-risk was primarily due to an increased level of gas trading activities. The average, high and low value-at-risk for the six months ended June 30, 2001 was $24.4 million, $39.2 million, and $17.2 million, respectively.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

Information reported under the heading "Other" in Note 17 to the Consolidated Financial Statements under Item 1 in Part I herein, concerning an action filed in a New Jersey Superior Court by the City of Vineland, is incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

On July 17, 2001, Conectiv held its 2001 Annual Meeting of Stockholders to vote on the three proposals described in the Joint Proxy Statement/Prospectus sent to stockholders in connection with that meeting (the Joint Proxy).

Proposal No. 1

The holders of Conectiv common stock and Conectiv Class A common stock voted to approve the Conectiv/Pepco merger agreement. The affirmative votes of the holders of a majority of all the outstanding shares of Conectiv common stock and Conectiv Class A common stock, voting together as a single class, were required to adopt the Conectiv/Pepco merger agreement. Out of 87,851,316 shares of Conectiv common stock and Conectiv Class A common stock outstanding and entitled to vote, 75,068,596 shares (85.4%) were represented in person or by proxy at the Annual Meeting. The voting results were as follows: 59,422,970 shares (67.6%) voted for the Conectiv/Pepco merger; 2,571,206 shares (2.9%) voted against the Conectiv/Pepco merger; 745,768 shares (0.9%) abstained from voting on the approval of the Conectiv/Pepco merger; and 12,328,652 shares (14.0%) were not voted by stockholders with shares held by brokers in nominee or "street name."

Proposal No. 2

The holders of Conectiv common stock and Class A common stock voted to approve the New RC Long-Term Incentive Plan (the Plan), as described in the Joint Proxy Statement/Prospectus for New RC Inc. The affirmative votes of the holders of a majority of the shares of Conectiv common stock and Conectiv Class A common stock, voting together as a single class, present in person or represented by proxy and entitled to vote at the Annual Meeting of Stockholders, were required to approve the Plan. Out of 87,851,316 shares of Conectiv common stock and Conectiv Class A common stock outstanding and entitled to vote, 62,739,944 shares were represented in person or by proxy at the Annual Meeting and were entitled to vote on Proposal No. 2 at the Annual Meeting. The voting results were as follows: 53,742,800 shares (85.7%) voted for the Plan; 7,243,251 shares (11.5%) voted against the Plan; and 1,753,893 shares (2.8%) abstained from voting on the Plan.

Proposal No. 3

Conectiv's holders of common stock and Class A common stock also voted in the election of three Class III Directors for terms expiring in 2004. Class I Directors serve until the Annual Meeting in 2002 and Class II Directors serve until the Annual Meeting in 2003. The vote of a plurality of the votes cast was required to elect the directors. All three nominees for Class III Directors of Conectiv were elected, with the voting results shown below:

                        Votes For     Votes Withheld
                        ----------    --------------
Howard E. Cosgrove      72,544,593       2,524,003
Audrey K. Doberstein    72,638,887       2,429,709
Bernard J. Morgan       72,678,222       2,390,374

No other matters were submitted to a vote of Conectiv's security holders.

Item 5.  Other Information
-------  -----------------

Northeast Regional Transmission Organization

In December 1999 and February 2000, the Federal Energy Regulatory Commission
(FERC) issued orders that require all public utilities to join or form a regional transmission organization (RTO) in furtherance of the FERC's goal to increase competition in the wholesale generation market. The FERC conditionally granted RTO status to PJM Interconnection, L.L.C. (PJM) on July 12, 2001. The FERC has also directed PJM "to continue its current efforts at expanding Westward and to work with New York Independent System Operator (NYISO) and ISO New England to develop a regional transmission organization that encompasses the entire Northeast." This potential Northeast RTO, including PJM's recently proposed alliance with Allegheny Power through which Allegheny Power's transmission system would be operated as PJM West, would have more than twice the installed capacity of the existing PJM system.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a) Exhibits
------------

Exhibit 12, Ratio of Earnings to Fixed Charges (filed herewith)

(b) Reports on Form 8-K
-----------------------

The following Current Reports on Form 8-K were filed during the second quarter of 2001:

On April 20, 2001, Conectiv filed a Current Report on Form 8-K dated April 20, 2001 reporting on Item 5, Other Events.

On May 1, 2001, Conectiv filed a Current Report on Form 8-K dated May 1, 2001 reporting on Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

On June 6, 2001, Conectiv filed a Current Report on Form 8-K dated June 1, 2001 reporting on Item 5, Other Events.

On June 29, 2001, Conectiv filed a Current Report on Form 8-K dated June 22, 2001 reporting on Item 2, Acquisition or Disposition of Assets and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Conectiv
                                   ------------
                                   (Registrant)



Date: August 14, 2001              /s/ John C. van Roden
      ---------------              ---------------------------------------------
                                   John C. van Roden, Senior Vice President
                                   and Chief Financial Officer