Form 10-Q
period 2001-09-30
CONECTIV
filed 2001-11-08
CIK 1029590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

                                      OR

/_/  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                                 Yes  X   No
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                     Shares Outstanding at September 30, 2001
     -------------------------------------    ----------------------------------------
     Common Stock, $0.01 par value                           82,957,613
     Class A Common Stock, $0.01 par value                    5,742,315

                                   Conectiv
                                   --------

                               Table of Contents
                               -----------------

                                                                                     Page
                                                                                     ----
Part I.    Financial Information:

   Item 1.   Financial Statements

             Consolidated Statements of Income for the three and nine months ended
             September 30, 2001, and September 30, 2000...........................     1-2

             Consolidated Statements of Comprehensive Income for the three and
             nine months ended September 30, 2001, and September 30, 2000.........       3

             Consolidated Balance Sheets as of September 30, 2001, and
             December 31, 2000....................................................     4-5

             Consolidated Statements of Cash Flows for the nine months
             ended September 30, 2001, and September 30, 2000.....................       6

             Notes to Consolidated Financial Statements...........................    7-21

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................................   22-36

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........      37


Part II.   Other Information

  Item 1.    Legal Proceedings....................................................      38

  Item 6.    Exhibits and Reports on Form 8-K.....................................      38

Signature.........................................................................      38

                         PART I. FINANCIAL INFORMATION

                         Item 1. Financial Statements

                                   CONECTIV
                                   --------
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                       Three Months Ended              Nine Months Ended
                                                                           September 30,                  September 30,
                                                                  ---------------------------      ---------------------------
                                                                      2001            2000            2001             2000
                                                                  -----------       ---------      ----------       ----------
OPERATING REVENUES
    Electric                                                      $ 1,224,992       $ 915,020      $2,944,253      $ 2,230,156
    Gain on sales of electric generating plants                             -               -         297,140                -
    Gas                                                               325,756         492,780       1,328,824        1,069,816
    Other services                                                    118,228         130,392         391,810          412,191
                                                                  -----------       ---------      ----------       ----------
                                                                    1,668,976       1,538,192       4,962,027        3,712,163
                                                                  -----------       ---------      ----------       ----------
OPERATING EXPENSES
    Electric fuel and purchased energy and capacity                   894,828         517,967       2,026,097        1,235,290
    Gas purchased                                                     321,742         472,830       1,304,425        1,019,859
    Other services' cost of sales                                     104,257         114,816         328,441          359,224
    Special charges                                                         -               -               -           25,162
    Operation and maintenance                                         138,631         131,787         374,146          415,201
    Depreciation and amortization                                      55,024          63,328         175,559          188,000
    Taxes other than income taxes                                      20,891          21,715          59,246           62,579
                                                                  -----------       ---------      ----------       ----------
                                                                    1,535,373       1,322,443       4,267,914        3,305,315
                                                                  -----------       ---------      ----------       ----------
OPERATING INCOME                                                      133,603         215,749         694,113          406,848
                                                                  -----------       ---------      ----------       ----------
OTHER INCOME                                                            5,096          11,436          74,291           57,230
                                                                  -----------       ---------      ----------       ----------
INTEREST EXPENSE
    Interest charges                                                   43,689          57,364         146,730          167,322
    Capitalized interest and allowance for borrowed
      funds used during construction                                   (3,206)         (2,778)        (12,958)          (6,924)
                                                                  -----------       ---------      ----------       ----------
                                                                       40,483          54,586         133,772          160,398
                                                                  -----------       ---------      ----------       ----------
PREFERRED STOCK DIVIDEND
    REQUIREMENTS OF SUBSIDIARIES                                        4,487           5,110          14,689           15,268
                                                                  -----------       ---------      ----------       ----------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                                93,729         167,489         619,943          288,412

INCOME TAXES                                                           31,810          70,798         253,401          124,027
                                                                  -----------       ---------      ----------       ----------
INCOME FROM CONTINUING OPERATIONS                                      61,919          96,691         366,542          164,385

DISCONTINUED TELECOMMUNICATION OPERATIONS
    LOSS FROM OPERATIONS, NET OF INCOME TAXES                               -          (7,075)         (7,696)         (23,871)
    LOSS FROM DISPOSAL, NET OF INCOME TAXES                                 -               -        (118,788)               -
                                                                  -----------       ---------      ----------       ----------
INCOME BEFORE EXTRAORDINARY ITEM                                       61,919          89,616         240,058          140,514

EXTRAORDINARY ITEM--LOSS ON EXTINGUISHMENT
    OF DEBT (NET OF $1,885 OF INCOME TAXES)                            (2,790)              -          (2,790)               -
                                                                  -----------       ---------      ----------       ----------
NET INCOME                                                           $ 59,129        $ 89,616       $ 237,268        $ 140,514
                                                                  ===========       =========      ==========       ==========

(Continued on following page)


See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                                   --------
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)

(Continued from previous page)

                                                                      Three Months Ended                Nine Months Ended
                                                                         September 30,                    September 30,
                                                                   --------------------------       ---------------------------
                                                                     2001             2000             2001             2000
                                                                   ---------        ---------       ---------        ----------
EARNINGS (LOSS) APPLICABLE TO COMMON STOCK
      Common stock
          Continuing operations                                     $ 55,760          $ 90,481       $ 356,365        $ 159,631
          Discontinued telecommunication operations
              Loss from operations                                         -            (7,075)         (7,696)         (23,871)
              Loss from disposal                                           -                 -        (118,788)               -
           Extraordinary item, loss on extinguishment
              of debt                                                 (2,790)                -          (2,790)               -
      Class A common stock                                             6,159             6,210          10,177            4,754
                                                                   ---------        ----------      ----------       -----------
                                                                    $ 59,129          $ 89,616       $ 237,268        $ 140,514
                                                                   =========        ===========     ==========       ===========

COMMON STOCK

    Average shares outstanding (000)
      Common stock                                                    82,704            82,701          82,704           84,015
      Class A common stock                                             5,742             5,742           5,742            5,742

    Basic earnings (loss) per average share
      of common stock
          Continuing operations                                       $ 0.68            $ 1.09          $ 4.31           $ 1.90
          Discontinued telecommunication operations
             Loss from operations                                          -           $ (0.08)        $ (0.09)         $ (0.28)
             Loss from disposal                                            -                 -         $ (1.44)               -
          Extraordinary item--loss on extinguishment
            of debt                                                  $ (0.03)                -         $ (0.03)               -

    Basic and diluted earnings per average
      share of Class A common stock                                   $ 1.07            $ 1.08          $ 1.77           $ 0.83

    Diluted earnings per average share of common
      stock from continuing operations                                $ 0.68            $ 1.09          $ 4.29           $ 1.90

    Dividends declared per share
      Common stock                                                    $ 0.22            $ 0.22          $ 0.66           $ 0.66
      Class A common stock                                            $ 0.25            $ 0.80          $ 1.30           $ 2.40

See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                                                    Three Months Ended
                                                                                                        September 30,
                                                                                                   ------------------------
                                                                                                     2001            2000
                                                                                                   --------        --------
Net Income                                                                                         $ 59,129         $89,616
                                                                                                   --------        --------
Other comprehensive (loss) / income,  net of taxes

     Energy commodity hedging:

          Cumulative effect of a change in accounting resulting from adoption of Statement of Financial Accounting Standards
          No. 133, "Accounting for Derivative Instruments and
          Hedging Activities," net of taxes of $2,380                                                     -               -

          Unrealized loss from cash flow hedges net of reclassification adjustments and net of taxes of $8,434 and $46,806 for the three and nine months, respectively, ended September
          30, 2001                                                                                  (12,208)              -

     Unrealized loss on marketable securities net of reclassification adjustments and net of taxes of $4,757 and $5,578 for the three and nine months ended September 30, 2001, respectively, and $157 and $134
     for the three and nine months ended September 30, 2000, respectively                            (8,835)           (292)
                                                                                                   --------        --------
Other comprehensive (loss) / income, net of income taxes                                            (21,043)           (292)
                                                                                                   --------        --------
                                                                                                   --------        --------
Comprehensive income                                                                               $ 38,086         $89,324
                                                                                                   ========        ========
                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                                     2001            2000
                                                                                                   --------        --------
Net Income                                                                                         $ 237,268       $ 140,514
                                                                                                   ---------       ---------
Other comprehensive (loss) / income,  net of taxes

     Energy commodity hedging:

          Cumulative effect of a change in accounting resulting from adoption of Statement of Financial Accounting Standards
          No. 133, "Accounting for Derivative Instruments and
          Hedging Activities," net of taxes of $2,380                                                  3,445              -

          Unrealized loss from cash flow hedges net of reclassification adjustments and net of taxes of $8,434 and $46,806 for the three and nine months, respectively, ended September
          30, 2001                                                                                  (67,746)              -

     Unrealized loss on marketable securities net of reclassification adjustments and net of taxes of $4,757 and $5,578 for the three and nine months ended September 30, 2001, respectively, and $157 and $134
     for the three and nine months ended September 30, 2000, respectively                           (10,360)            248
                                                                                                   ---------       ---------
Other comprehensive (loss) / income, net of income taxes                                            (74,661)            248
                                                                                                   ---------       ---------
                                                                                                   ---------       ---------
Comprehensive income                                                                               $162,607        $140,762
                                                                                                   ========        ========-

     See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                           September 30,           December 31,
                                                                               2001                    2000
                                                                        ---------------         ---------------
ASSETS

Current Assets
     Cash and cash equivalents                                             $   49,746              $  123,562
     Accounts receivable, net of allowances of
        $46,868 and $31,339, respectively                                     778,722                 792,843
     Inventories, at average cost                                             112,876                 117,253
     Deferred energy supply costs                                              27,080                  22,094
     Prepayments                                                               42,467                  23,354
     Deferred income taxes, net                                                 2,136                  13,155
                                                                        ---------------         ---------------
                                                                            1,013,027               1,092,261
                                                                        ---------------         ---------------
Investments
     Investment in leveraged leases                                            50,807                  53,706
     Funds held by trustee                                                    128,181                 122,387
     Other investments                                                         54,941                  70,780
                                                                        ---------------         ---------------
                                                                              233,929                 246,873
                                                                        ---------------         ---------------
Property, Plant and Equipment
     Electric generation                                                    1,050,904               1,576,550
     Electric transmission and distribution                                 2,773,413               2,711,907
     Gas transmission and distribution                                        288,196                 277,650
     Other electric and gas facilities                                        363,435                 390,313
     Telecommunications, thermal systems, and other
        property, plant, and equipment                                        213,222                 251,567
                                                                        ---------------         ---------------
                                                                            4,689,170               5,207,987
     Less: Accumulated depreciation                                         1,892,067               2,179,951
                                                                        ---------------         ---------------
     Net plant in service                                                   2,797,103               3,028,036
     Construction work-in-progress                                            465,117                 406,884
     Leased nuclear fuel, at amortized cost                                    19,549                  28,352
     Goodwill, net of accumulated amortization
        of $40,480 and $33,437, respectively                                  333,057                 344,514
                                                                        ---------------         ---------------
                                                                            3,614,826               3,807,786
                                                                        ---------------         ---------------
Deferred Charges and Other Assets
     Recoverable stranded costs, net                                          955,362                 988,153
     Deferred recoverable income taxes                                         73,571                  84,730
     Deferred energy supply costs                                              93,206                       -
     Deferred debt extinguishment costs                                        30,240                  20,656
     Deferred other postretirement benefit costs                               28,107                  29,981
     Prepaid pension costs                                                     86,939                  69,963
     Unamortized debt expense                                                  27,175                  25,553
     License fees                                                              20,925                  21,956
     Other                                                                     82,661                  90,083
                                                                        ---------------         ---------------
                                                                            1,398,186               1,331,075
                                                                        ---------------         ---------------
Total Assets                                                               $6,259,968              $6,477,995
                                                                        ===============         ===============

See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                               September 30,         December 31,
                                                                                   2001                  2000
                                                                              ---------------      ---------------
CAPITALIZATION AND LIABILITIES

Current Liabilities
     Short-term debt                                                             $  829,031          $  709,530
     Long-term debt due within one year                                             226,071             100,721
     Variable rate demand bonds                                                     158,430             158,430
     Accounts payable                                                               382,286             490,887
     Taxes accrued                                                                  129,923              10,877
     Interest accrued                                                                38,150              45,296
     Dividends payable                                                               24,033              27,111
     Deferred energy supply costs                                                         -              34,650
     Current capital lease obligation                                                15,605              15,591
     Above-market purchased energy contracts
        and other electric restructuring liabilities                                 23,274              23,891
     Other                                                                          118,167             107,025
                                                                              ---------------      ---------------
                                                                                  1,944,970           1,724,009
                                                                              ---------------      ---------------

Deferred Credits and Other Liabilities
     Other postretirement benefits obligation                                        94,066              90,335
     Deferred income taxes, net                                                     767,230             823,094
     Deferred investment tax credits                                                 55,529              64,316
     Regulatory liability for New Jersey income tax benefit                          49,262              49,262
     Above-market purchased energy contracts
        and other electric restructuring liabilities                                 90,548             103,575
     Deferred gain on termination of purchased energy contract                            -              74,968
     Derivative instruments                                                         119,915              17,175
     Other                                                                           62,277              64,320
                                                                              ---------------      ---------------
                                                                                  1,238,827           1,287,045
                                                                              ---------------      ---------------

Capitalization
     Common stock: $0.01 per share par value;
        150,000,000 shares authorized; shares outstanding - -
        82,957,613  in 2001, and 82,859,779 in 2000                                     830                 830
     Class A common stock, $0.01 per share par value;
        10,000,000 shares authorized; shares outstanding - -
        5,742,315 in 2001 and 2000                                                       57                  57
     Additional paid-in capital - - common stock                                  1,027,795           1,028,780
     Additional paid-in capital - - Class A common stock                             93,738              93,738
     Retained earnings                                                              217,987              42,768
     Treasury shares, at cost, 130,604 shares in 2000                                     -              (2,688)
     Unearned compensation                                                           (2,073)             (1,172)
     Accumulated other comprehensive income                                         (76,705)             (2,044)
                                                                              ---------------      ---------------
        Total common stockholders' equity                                         1,261,629           1,160,269
     Preferred stock and securities of subsidiaries:
        Not subject to mandatory redemption                                          36,063              95,933
        Subject to mandatory redemption                                             177,450             188,950
     Long-term debt                                                               1,601,029           2,021,789
                                                                              ---------------      ---------------
                                                                                  3,076,171           3,466,941
                                                                              ---------------      ---------------
Commitments and Contingencies (Notes 16 and 17)
                                                                              ---------------      ---------------
Total Capitalization and Liabilities                                             $6,259,968          $6,477,995
                                                                              ===============      ===============

See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                       ----------------------------
                                                                                          2001              2000
                                                                                       ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                         $237,268          $140,514
     Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                                                    187,985           211,002
        Deferred income taxes, net                                                        16,319            41,927
        Deferred energy supply costs                                                    (106,190)            4,268
        Gain on sales of electric generating plants                                     (297,140)                -
        Gain on contract termination                                                     (73,015)                -
        Provision for loss on sale of businesses                                         177,245            25,162
        Non-cash loss / ( earnings ) of equity method investee                             5,223           (34,140)
        Net change in:
           Accounts receivable                                                             8,139          (390,187)
           Inventories                                                                   (24,961)            2,389
           Accounts payable                                                             (120,914)          216,049
           Accrued / prepaid taxes                                                       104,864            83,497
           Other current assets & liabilities (1)                                        (67,988)           13,664
        Other, net                                                                        (4,330)          (24,989)
                                                                                       ----------        ----------
     Net cash provided by operating activities                                            42,505           289,156
                                                                                       ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of electric generating plants                                   641,734                 -
     Proceeds from other assets sold                                                      24,566            69,726
     Capital expenditures                                                               (416,439)         (260,776)
     Investments in partnerships                                                         (22,974)           (4,090)
     (Increase) / decrease in funds held by trustee                                          141            (9,028)
     Leveraged leases, net                                                                   606             8,244
     Acquisition of businesses, net of cash acquired                                           -              (798)
     Other, net                                                                             (930)           (6,557)
                                                                                       ----------        ----------
     Net cash provided / (used) by investing activities                                  226,704          (203,279)
                                                                                       ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock dividends paid                                                         (65,391)          (69,253)
     Common stock redeemed                                                                     -           (54,651)
     Preferred stock redeemed                                                            (71,370)                -
     Long-term debt issued                                                                59,000            70,140
     Long-term debt redeemed                                                            (355,306)         (111,664)
     Principal portion of capital lease payments                                          (8,835)          (17,810)
     Net increase in short-term debt                                                     119,501           135,706
     Cost of issuances and redemptions                                                   (20,624)           (2,510)
                                                                                       ----------        ----------
     Net cash used by financing activities                                              (343,025)          (50,042)
                                                                                       ----------        ----------
     Net change in cash and cash equivalents                                             (73,816)           35,835
     Cash and cash equivalents at beginning of period                                    123,562            56,239
                                                                                       ----------        ----------
     Cash and cash equivalents at end of period                                        $  49,746          $ 92,074
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

     See accompanying Notes to Consolidated Financial Statements.

                                   CONECTIV
                                   --------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)

Note 1.  Financial Statement Presentation
-------  --------------------------------

Conectiv's consolidated condensed interim financial statements contained herein include the accounts of Conectiv and its majority owned subsidiaries and reflect all adjustments, consisting of only normal recurring adjustments, necessary in the opinion of management for a fair presentation of interim results. In accordance with regulations of the Securities and Exchange Commission (SEC), disclosures that would substantially duplicate the disclosures in Conectiv's 2000 Annual Report on Form 10-K have been omitted. Accordingly, Conectiv's consolidated condensed interim financial statements contained herein should be read in conjunction with Conectiv's 2000 Annual Report on Form 10-K.

As discussed in Note 5 to the Consolidated Financial Statements herein, Conectiv entered into an agreement during the second quarter of 2001 to sell substantially all of the assets of the Telecommunication business segment. Accordingly, the operating results for the Telecommunication business segment are classified as discontinued operations within the Consolidated Statements of Income, including operating results reported previously for periods ending prior to April 1, 2001, which have been reclassified from continuing operations to discontinued operations. Certain other reclassifications of prior period data have been made to conform with the current presentation.

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and does not permit the use of the pooling of interests method of accounting for business combinations. Under SFAS No. 142, goodwill that has not been included in the rates of a regulated utility subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," will no longer be amortized. Most goodwill on Conectiv's Consolidated Balance Sheet has not been included in the rates of Conectiv's regulated utility businesses. Intangible assets other than goodwill which have finite useful lives will continue to be amortized under SFAS No. 142. Goodwill and other intangible assets will be tested periodically for impairment. If an impairment occurs, then a charge to earnings would result. An impairment of goodwill that results from adoption of SFAS No. 142 will be recognized as the cumulative effect of a change in accounting principle. Under SFAS No. 142, historical operating results will not be restated; instead pro forma earnings, adjusted to exclude goodwill amortization, will be disclosed. SFAS No. 142 will be effective January 1, 2002 for companies with a calendar fiscal year, including Conectiv.

On August 9, 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations," which establishes the accounting requirements for asset retirement obligations (ARO) associated with tangible long-lived assets. If a legal obligation for an ARO exists, then SFAS No. 143 requires recognition of a liability, capitalization of the cost associated with the ARO, and allocation of the capitalized cost to expense. The initial measurement of an ARO is based on the fair value of the obligation, which may result in a gain or loss upon the settlement of the ARO. If the requirements of SFAS No. 71 are met, a regulated entity shall also recognize a regulatory asset or liability for timing differences between financial reporting and rate-making in the recognition of the period costs associated with an ARO. SFAS No. 143 will be effective January 1, 2003 for companies with a calendar fiscal year, including Conectiv. Upon adoption of SFAS No. 143, the difference between the net amount recognized in the balance sheet under SFAS No. 143 and the net amount previously recognized in the balance sheet will be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens discontinued operations to include more disposal transactions. Under SFAS No. 144, operating losses of discontinued operations are recognized in the period in which they occur, instead of accruing future operating losses before they occur. SFAS No. 144 will become effective on January 1, 2002.

Conectiv is currently evaluating SFAS No. 141, 142, 143, and 144 and cannot predict the impact that these standards may have on its financial position or results of operations; however, any such impact could be material.

Note 2.  Supplemental Cash Flow Information
-------  ----------------------------------

                                              Nine Months Ended
                                                 September 30,
                                            ----------------------
                                               2001        2000
                                            ----------  ----------
                                            (Dollars in Thousands)
Cash paid (received) for:
   Interest, net of amounts capitalized       $138,201    $148,556
   Income taxes, net of refunds               $ 74,303    $(23,872)

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


                               Three Months Ended September 30,      Nine Months Ended September 30,
                             ------------------------------------  -----------------------------------
                                    2001               2000              2001               2000
                             -----------------  -----------------  ----------------   ----------------
                              Amount     Rate    Amount     Rate    Amount    Rate     Amount    Rate
                             --------   ------  --------   ------  --------  ------   --------  ------
                                                     (Dollars in Thousands)
Statutory federal income
 tax expense                 $ 32,805      35%   $58,621      35%   $216,980     35%  $100,944     35%
State income taxes, net
 of federal benefit             7,505       8     10,826       7      41,062      7     20,249      7
Depreciation                    1,474       2      1,475       1       4,421      1      4,427      2
Regulatory asset basis
  difference                        -       -          -       -       4,876      1          -      -
Non-deductible goodwill           632       1        632       -       1,897      -      6,688      2
Investment tax credit
 amortization                    (936)     (1)    (1,272)     (1)     (8,787)    (1)    (4,452)    (2)
Resolution of income
 tax matters *                (10,000)    (11)         -       -     (10,000)    (2)    (6,195)    (2)
Other, net                        330       -        516       -       2,952      -      2,366      1
                             --------     ---    -------      --    --------     --   --------     --
                             $ 31,810      34%   $70,798      42%   $253,401     41%  $124,027     43%
                             ========     ===    =======      ==    ========     ==   ========     ==

* Reflects changes in estimates of previously accrued income taxes due to resolution of uncertainties.

Note 4.  Agreement for the Acquisition of Conectiv
-------  -----------------------------------------

As previously disclosed, on February 9, 2001, the Boards of Directors of Conectiv and Potomac Electric Power Company (Pepco) approved an Agreement and Plan of Merger under which Pepco will acquire Conectiv for a combination of cash and stock (Conectiv/Pepco Merger). The stockholders of Conectiv and Pepco voted on July 17 and 18, 2001, respectively, to approve the Conectiv/Pepco Merger agreement. Consummation of the transaction is subject to various statutory and regulatory approvals. Recently, certain necessary merger-related approvals were obtained, including the Federal Energy Regulatory Commission, the Virginia State Corporation Commission and the Pennsylvania Public Utility Commission. Merger clearance was also obtained from the Federal Trade Commission and the U.S. Justice Department. The Conectiv/Pepco Merger is scheduled for review during the fourth quarter of 2001 by various regulatory commissions in Delaware, Maryland, New Jersey, and the District of Columbia. See Note 5 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K for additional information about the planned Conectiv/Pepco Merger.

Note 5.  Discontinued Telecommunication Operations
-------  -----------------------------------------

On June 4, 2001, Conectiv reached an agreement (Telecommunication Asset Purchase Agreement) to sell substantially all of the telecommunication business assets of Conectiv Communications, Inc. (CCI) to Cavalier Telephone, L.L.C. (Cavalier) for $20 million, subject to certain adjustments. Under the Telecommunication Asset Purchase Agreement, Cavalier has the option of paying $11 million of the purchase price at closing and also providing certain future services.

CCI's telecommunication business was previously reported as the Telecommunication business segment in Conectiv's Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Due to the Telecommunication Asset Purchase Agreement, the operating results for CCI's telecommunication business, including previously reported periods, are classified in Conectiv's Consolidated Statements of Income as "Discontinued Telecommunication Operations." No interest expense has been allocated to discontinued operations. Conectiv's earnings for the nine months ended September 30, 2001 include the estimated loss on the disposal of the telecommunication business segment of $177.2 million before taxes ($118.8 million after taxes or $1.44 per share of common stock), which includes a $13.7 million after-tax provision for operating losses during the period expected to elapse through completion of the transaction (June 2001 through December 2001).

For the three months ended September 30, 2001 and 2000, revenues from the discontinued telecommunication operations were $12.6 million and $13.4 million, respectively. For the nine months ended September 30, 2001 and 2000, revenues from the discontinued telecommunication operations were $39.9 million and $37.1 million, respectively.

The assets and liabilities of the discontinued telecommunication business segment included in Conectiv's Consolidated Balance Sheets are summarized below. The balances as of September 30, 2001 reflect the write-down of assets that resulted from the Telecommunication Asset Purchase Agreement.


                              September 30,  December 31,
                                  2001           2000
                              -------------  ------------
                                (Dollars in Thousands)

  Current assets                  $13,890      $ 20,964
  Property plant & equipment       16,340       154,903
  Current liabilities              13,352         9,288


Note 6.  Special Charges
-------  ---------------

"Special charges" of $25.2 million before income taxes, or $23.4 million after income taxes ($0.28 per share of common stock), which were recorded in the second quarter of 2000, are reflected in the operating results for the nine months ended September 30, 2000. The special charges resulted from losses on the sales of Conectiv Services, Inc. (CSI) and portions of Conectiv Thermal Systems, Inc. (CTS). CSI provided heating, ventilation, and air conditioning
(HVAC) services and its results of operations are presented as the "HVAC" business segment in Note 18 to the Consolidated Financial Statements included herein. CTS constructs and operates district heating and cooling systems and its results of operations are included in the Energy business segment.

Note 7.  Investments
-------  -----------

As discussed in Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K, an indirect Conectiv subsidiary holds a limited partner interest in EnerTech Capital Partners, L.P. and EnerTech Capital Partners II, L.P. (the EnerTech funds). The EnerTech funds are venture capital funds that invest in technology and service companies related to energy, utility, and communication industries. Conectiv's other investments include other venture capital funds and marketable equity securities.

Investment income associated with the EnerTech funds, marketable securities, and other investments resulted in earnings of $8.5 million after taxes ($0.10 per share of common stock) for the three months ended September 30, 2001 and $3.5 million after taxes ($0.04 per share of common stock) for the nine months ended September 30, 2001. In comparison, net gains associated primarily with the EnerTech funds resulted in earnings of $0.8 million after taxes ($0.01 per share of common stock) for the three months ended September 30, 2000 and $20.5 million after taxes ($0.24 per share of common stock) for the nine months ended September 30, 2000.

As of September 30, 2001, the carrying amount of Conectiv's investments in marketable equity securities and the EnerTech funds were $5.4 million and $17.4 million, respectively. An unrealized net holding loss on marketable equity securities of $12.4 million after taxes is included in accumulated other comprehensive income as of September 30, 2001.

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

NJBPU Order On Stranded Costs For Nuclear Electric Generating Units

On September 17, 2001, the NJBPU issued a Decision and Order concerning the stranded costs associated with ACE's ownership interests in nuclear electric generating plants. The NJBPU determined the amount of such stranded costs eligible for recovery by ACE to be approximately $298 million, after income taxes, (or $504 million before income taxes) as of December 31, 1999, subject to further adjustments. The NJBPU also found that ACE shall have the opportunity to recover the eligible stranded costs through its market transition charge, in a time frame and manner to be determined by NJBPU.

Basic Generation Service

The New Jersey Act requires electric utilities to supply electricity to Basic Generation Service (BGS) customers for at least the first three years from the start of customer choice of electricity suppliers, or until July 31, 2002. On June 29, 2001, New Jersey electric utilities, including ACE, filed with the NJBPU a proposal to use an auction process to procure electricity supply for BGS customers. ACE and the other New Jersey electric utilities proposed that the BGS supply period, which would be subject to the auction, be the final year of the transition period provided for in the New Jersey Act (August 1, 2002-July 31, 2003). Under the proposal, ACE, as agent for its BGS customers, would pay for electricity from the suppliers selected by the auction process and the costs associated with this supply would be subject to the regulated cost-based, rate-recovery mechanism for BGS. ACE would continue to collect BGS revenues.


Note 9.  Gain on Contract Termination
-------  ----------------------------

The following disclosure updates information previously reported in Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K.

Prior to June 29, 2001, Conectiv subsidiaries held a 50% interest in the Pedricktown Cogeneration Limited Partnership (Pedricktown), a non-utility electric generator. ACE had purchased electricity from Pedricktown until December 1999, when ACE paid $228.5 million to terminate its contract with Pedricktown, which realized a gain on the contract termination. Conectiv's subsidiaries share of Pedricktown's gain on the contract termination was deferred on Conectiv's balance sheet because the gain arose from a transaction with a related party and ACE had not received the Final Decision and Order of the NJBPU concerning restructuring.

On June 29, 2001, the 50% interest owned by Conectiv's subsidiaries in Pedricktown was redeemed for approximately $9 million and Pedricktown became owned solely by entities not affiliated with Conectiv. Also, as a result of ACE receiving the Final Decision and Order of the NJBPU, the previously deferred gain discussed above was recognized in Conectiv's earnings for the second quarter of 2001. The redemption of Conectiv's subsidiaries 50% interest in Pedricktown and recognition of the previously deferred gain resulted in a net pre-tax gain of $73.0 million ($41.4 million after income taxes or $0.50 per share of common stock) that is included in the nine-month period ended September 30, 2001.


Note 10.  Derivative Instruments and Hedging Activities
--------  ---------------------------------------------

Conectiv implemented the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, effective January 1, 2001.

During the three months ended September 30, 2001, for derivative instruments designated as cash flow hedges and for the related hedged transaction, (i) the net loss recognized in earnings for hedge ineffectiveness was $0.8 million before taxes ($0.5 million after taxes) and (ii) the net loss recognized in earnings for the portion of the derivative instruments' loss excluded from the assessment of hedge effectiveness was $0.2 million before taxes ($0.1 million after taxes). These losses are included in operating revenues in the Consolidated Statement of Income. During the three months ended September 30, 2001, there were no reclassifications from accumulated other comprehensive income into earnings due to forecasted energy commodity transactions no longer being probable. For the three months ended September 30, 2001, a $24.0 million loss ($14.2 million after taxes) related to energy commodity cash flow hedges was reclassified from accumulated other comprehensive income into earnings.

During the nine months ended September 30, 2001, for derivative instruments designated as cash flow hedges and for the related hedged transaction, (i) the net loss recognized in earnings for hedge ineffectiveness was $1.2 million before taxes ($0.7 million after taxes) and (ii) the net gain recognized in earnings for the portion of the derivative instruments' gain excluded from the assessment of hedge effectiveness was $1.6 million before taxes ($0.9 million after taxes). These gains and losses are reported as operating revenues in the Consolidated Statement of Income. During the nine months ended September 30, 2001, a net loss of $0.8 million before taxes ($0.4 million after taxes) was reclassified from accumulated other comprehensive income into earnings because the forecasted energy commodity transactions were no longer expected to occur within the forecasted period. For the nine months ended September 30, 2001, a $32.7 million loss ($19.4 million after taxes) related to energy commodity cash flow hedges was reclassified from accumulated other comprehensive income into earnings.

A $64.3 million after-tax unrealized net loss on derivative instruments designated as cash flow hedges, primarily associated with natural gas used for electric generation, is included in accumulated other comprehensive income as of September 30, 2001.

Note 11.  Agreements for the Sales of Electric Generating Plants
--------  ------------------------------------------------------

The following disclosure updates the information concerning agreements for the sales of electric generating plants included in Note 14 to the Consolidated Financial Statements in Item 8 of Part II of Conectiv's 2000 Annual Report on Form 10-K. The operating results of the electric generating plants that have been sold and the electric generating plants that are expected to be sold are included in the Energy business segment shown in Note 18 to the Consolidated Financial Statements included herein.

For information about the sale of ACE's interests in nuclear electric generating plants after September 30, 2001, see Note 19 to the Consolidated Financial Statements.

On June 22, 2001, pursuant to the agreements for sale, the ownership interests of Delmarva Power & Light Company (DPL) and another Conectiv subsidiary in plants that had a net book value of approximately $276 million and electric generating capacity of 1,080.8 megawatts (MW) were sold to NRG Energy, Inc.
(NRG) for cash proceeds of approximately $641.7 million, subject to final adjustments for inventory and other items. As a result of these sales, Conectiv's results of operations for the nine months ended September 30, 2001 include a gain of $297.1 million before taxes ($175.0 million after taxes or $2.12 per share of common stock). The $297.1 million before-tax gain is included in operating revenues in the Consolidated Statement of Income.

Effective June 22, 2001, to facilitate completion of the sales of their fossil fuel-fired electric generating plants, ACE and DPL agreed to amendments to their respective agreements with NRG, and NRG Power Marketing, Inc. (NRG Power). The amendments included: (i) extension of the termination dates of the sale agreements between ACE and NRG relating to Deepwater Station, Conemaugh and Keystone Stations and B.L. England Station, and (ii) a short-term arrangement under which NRG Power supplied part of DPL's electric energy and capacity requirements through the summer months ended August 30, 2001 and September 30, 2001, respectively. DPL's long-term agreement to purchase 500 megawatt-hours
(MWh) of firm electricity per hour from NRG Power through December 31, 2005 was not changed and became effective June 22, 2001. DPL expects to assign the rights and obligations associated with this contract to Conectiv Energy Supply, Inc. (CESI), a Conectiv subsidiary.

As of September 30, 2001, ACE's fossil fuel-fired electric generating plants (Deepwater Station, Conemaugh and Keystone Stations and B.L. England Station) that are under agreements for sale to NRG had an agreed upon total sales price of approximately $178 million (before certain adjustments and expenses), a net book value of approximately $116 million and electric generating capacity of 740
MW.   Any gain that may be realized on the sale of these plants is expected to reduce the amount of stranded costs to be recovered from ACE's utility customers.

On October 25, 2001, the NJBPU re-opened the record for additional proceedings concerning the sale of ACE's fossil fuel-fired electric generating plants. The focus of the supplementary proceedings will be to supplement and update the record as to whether the proposed sale price of the fossil fuel-fired electric generating plants reflects the current market price of the assets and other related issues. The supplementary proceedings are scheduled to conclude in the first quarter of 2002, and the sale, if approved on terms satisfactory to ACE and NRG, would be expected to close within a reasonable time thereafter. ACE cannot predict the outcome of these proceedings.


Note 12.  Proceeds from Termination of Membership in Mutual Insurance Company
--------  -------------------------------------------------------------------

As discussed in Note 17 to the Consolidated Financial Statements, NEIL is a nuclear industry mutual insurance company, which provides replacement power cost coverage in the event of a major accidental outage at a nuclear power plant. NEIL members that sold their interests in nuclear electric generating plants on or before December 31, 2000 could elect prior to February 28, 2001 to receive cash for their member account balances. DPL sold its ownership interests in nuclear electric generating plants on December 29, 2000 and elected to terminate its NEIL membership on February 19, 2001. As a result of DPL's NEIL membership termination, DPL received $16.3 million ($9.8 million after taxes or $0.12 per share of common stock), which is classified as a credit in Conectiv's operation and maintenance expenses for the nine months ended September 30, 2001.

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

Conectiv's Board of Directors declared quarterly dividends per share of Class A common stock of $0.80 for the first quarter of 2001, $0.25 per share for the second quarter of 2001, and $0.25 per share for the third quarter of 2001, or $1.30 per share for the nine months ended September 30, 2001. For the nine months ended September 30, 2001, earnings per share of Class A common stock were $1.77, compared to dividends declared per share of Class A common stock of $1.30. For additional information concerning dividends on Class A common stock, see "Dividends on Class A Common Stock" on page II-12 of the MD&A included in
Item 7 of Part II of Conectiv's 2000 Annual Report on Form 10-K.

Computation of Earnings Applicable to Conectiv Class A Common Stock

                                                     Three Months Ended    Nine Months Ended
                                                        September 30,         September 30,
                                                    --------------------  -------------------
                                                      2001       2000       2001       2000
                                                    --------   --------   --------   --------
                                                       (Dollars in Thousands)(unaudited)
   Net earnings of ACE                              $ 27,399   $ 27,621   $ 58,962   $ 42,242
   Exclude non-utility activities of ACE                  31         46         68         92
   Net earnings of Conectiv Atlantic
    Generation, LLC (CAG)                              5,129      5,079      8,249      5,079
                                                    --------   --------   --------   --------
   Net income of Atlantic Utility Group               32,559     32,746     67,279     47,413
   Pro-rata portion of fixed notional charge
    of $40 million per year                          (10,000)   (10,000)   (30,000)   (30,000)
                                                    --------   --------   --------   --------
   Company Net Income Attributable
    to the Atlantic Utility Group                     22,559     22,746     37,279     17,413
   Percentage applicable to Class A Common Stock        27.3%      27.3%      27.3%      27.3%
                                                    --------   --------   --------   --------
   Earnings applicable to Class A Common Stock      $  6,159   $  6,210   $ 10,177   $  4,754
                                                    ========   ========   ========   ========

Summarized Combined Financial Information of ACE and CAG

 Income Statement Information

                                             Three Months Ended      Nine Months Ended
                                                September 30,          September 30,
                                            --------------------   --------------------
                                              2001        2000       2001        2000
                                            --------    --------   --------    --------
                                                 (Dollars in Thousands)(unaudited)
   Operating revenues                       $424,917    $303,547   $971,985    $748,682
   Operating income                         $ 70,757    $ 74,666   $162,149    $133,757
   Net income                               $ 32,836    $ 33,234   $ 68,585    $ 48,920
   Earnings applicable to common stock      $ 32,528    $ 32,700   $ 67,211    $ 47,321

 Balance Sheet Information

                                          September 30,         December 31,
                                              2001                  2000
                                          ------------          ------------
                                          (Dollars in Thousands)(unaudited)
  Current assets                            $  276,329          $  348,958
  Noncurrent assets                          2,302,437           2,239,297
                                            ----------          ----------
  Total assets                              $2,578,766          $2,588,255
                                            ==========          ==========

  Current liabilities                       $  286,763          $  308,801
  Noncurrent liabilities                     1,465,731           1,481,548
  Preferred stock                              113,681             125,181
  Common stockholder's equity                  712,591             672,725
                                            ----------          ----------
  Total capitalization and liabilities      $2,578,766          $2,588,255
                                            ==========          ==========

Note 14.  Preferred Stock
--------  ---------------

Under mandatory redemption provisions, ACE redeemed 115,000 shares of its $7.80 annual dividend rate preferred stock on May 1, 2001 at the $100 per share stated value or $11.5 million in total.

On September 6, 2001, DPL paid $45.0 million to purchase all 450,000 outstanding shares of its Auction Rate Preferred Stock for par value of $100 per share.

During the third quarter of 2001, DPL paid $14.66 million to repurchase 148,700 shares of its Adjustable Rate Preferred Stock which had a par value of $14.87 million ($100 par value per share).

Note 15. Debt
-------- ----

As of September 30, 2001, Conectiv had $829.0 million of short-term debt outstanding, which had an average interest rate of 4.2%. Conectiv received authorization from the SEC on June 7, 2001 to have up to a $2.0 billion outstanding balance of short-term debt.

Conectiv has a $300 million credit agreement with a five-year term that expires in February 2003 and a $735 million credit agreement that expires in April 2002. Conectiv's credit agreements require that Conectiv maintain a ratio of total indebtedness to total capitalization of 70% or less and the ratio was 62.5% as of September 30, 2001, computed in accordance with the terms of the credit agreements. DPL has a $105 million commitment under its revolving credit facility, which expires January 31, 2003, and provides liquidity for DPL's $104.8 million of Variable Rate Demand Bonds. This facility also may be used for general corporate purposes.

On behalf of DPL, the Delaware Economic Development Authority issued $59.0 million of long-term bonds on May 11, 2001, and loaned the proceeds to DPL. The bonds issued included $24.5 million of variable rate (set by auction procedures) Exempt Facilities Refunding Revenue Bonds, due May 1, 2031, and $34.5 million of 4.9% Pollution Control Refunding Revenue Bonds, subject to mandatory tender on May 1, 2011 and due May 1, 2026. All of the bonds which were issued are not secured by a mortgage or security interest in property of DPL. On July 2, 2001, the proceeds from the bonds issued and additional cash were used to refund $59.0 million of long-term bonds, with a 7.2% average interest rate and maturity dates in 2018 and 2021, at 102% of their principal amounts.

On May 15, 2001, ACE redeemed $10 million of 7.0%, Medium Term Notes at maturity.

On June 1, 2001, DPL redeemed $1.7 million of 6.95% Amortizing First Mortgage Bonds.

On August 1, 2001, ACE redeemed $30 million of 6.81% Medium Term Notes at maturity.

Excluding the $59.0 million of bonds that DPL refunded on July 2, 2001, DPL repaid $253.7 million of long-term debt during the third quarter of 2001. The $253.7 million of long-term debt repurchased included $192.2 million of Medium Term Notes, with maturity dates from 2005 to 2027 and an 8.0% average interest rate, and $61.5 million of First Mortgage Bonds, with maturity dates from 2003 to 2022 and an 8.1% average interest rate. The estimated portion of debt extinguishment costs which may not be recoverable through utility rates was expensed as a $2.8 million extraordinary item, after-taxes of $1.9 million ($4.7 million before taxes).


Note 16. Long-Term Purchased Power Contracts
-------- -----------------------------------

As discussed in Note 11 to the Consolidated Financial Statements, an agreement between DPL and NRG Power for DPL to purchase 500 MWh of firm electricity from NRG became effective June 22, 2001 and extends to December 31, 2005. As of September 30, 2001, the commitments of Conectiv's subsidiaries under all long-term purchased power contracts, including DPL's contract with NRG Power, aggregated to 1,921 MW of capacity and varying amounts of firm electricity per hour during each month of a given year. The commitments of Conectiv's subsidiaries for capacity and energy under long-term purchased power contracts are estimated to be as follows: $508 million in 2001; $541 million in 2002; $440 million in 2003; $425 million in 2004; and $456 million in 2005.

Effective September 1, 2001, DPL entered into an agreement with a Conectiv subsidiary, CESI, under which DPL purchases from CESI the electricity required for DPL to fulfill its obligation to supply default service and certain other customers. In connection with the agreement, CESI assumed the rights and obligations that DPL had under certain agreements to purchase electricity on a long-term basis. DPL's contract with CESI extends until January 31, 2002, with an automatic extension until June 30, 2004 upon the receipt of necessary regulatory approvals.


Note 17. Contingencies
-------- --------------

Environmental Matters

Conectiv's subsidiaries are subject to regulation with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. Conectiv's liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean up-related issues (including whether a Conectiv subsidiary or a corporate predecessor is responsible for conditions on a particular parcel). Conectiv's current liabilities include $19.1 million as of September 30, 2001 ($9.8 million as of December 31, 2000) for potential clean-up and other costs related to sites at which a Conectiv subsidiary is a potentially responsible party or alleged to be a third party contributor. The accrued liability as of September 30, 2001 includes $13.1 million for remediation and other costs associated with environmental contamination that resulted from an oil leak at the Indian River power plant (which was sold on June 22, 2001) and reflects the terms of a related consent agreement reached with the Delaware Department of Natural Resources and Environmental Control during the second quarter of 2001. Conectiv does not expect such future costs to have a material effect on its financial position or results of operations.

On July 11, 2001, the New Jersey Department of Environmental Protection (NJDEP) denied ACE's request to renew a permit variance, effective through July 30, 2001, that authorized Unit 1 at the B.L. England station to burn coal containing greater than 1% sulfur. ACE has appealed the denial. The NJDEP has issued a stay of the denial to authorize ACE to operate Unit 1 with the current fuel until February 28, 2002 and an addendum to the permit/certificate to operate authorizing a trial burn of coal with a sulfur content less than 2.6%. Management is not able to predict the outcome of ACE's appeal.

Nuclear Insurance

As discussed in Note 19 to the Consolidated Financial Statements, on October 18, 2001, ACE sold its ownership interests in nuclear electric generating plants and the related nuclear fuel to PSEG Nuclear LLC (as assignee of PSEG Power LLC) and Exelon Generation Company, LLC (as assignee of PECO Energy Company).

In conjunction with the ownership interests of ACE in Peach Bottom Atomic Power Station (Peach Bottom), Salem Nuclear Generating Station (Salem), and Hope Creek Nuclear Generating Station (Hope Creek), ACE could be assessed for a portion of any third-party claims associated with an incident at any commercial nuclear power plant in the United States which occurred before the sales of ACE's ownership interests in nuclear electric generating plants on October 18, 2001. Under the provisions of the Price Anderson Act, if third-party claims relating to such an incident exceed $200 million (the amount of primary insurance), ACE could be assessed up to $30.7 million on an aggregate basis for such third-party claims.

The co-owners of Peach Bottom, Salem, and Hope Creek maintain property insurance coverage of approximately $1.8 billion for each unit for loss or damage to the units, including coverage for decontamination expense and premature decommissioning. An industry mutual insurance company (NEIL) provides replacement power cost coverage to members in the event of a major accidental outage at a nuclear power plant. Under these coverages, ACE is subject to potential retrospective loss experience assessments of up to $1.9 million on an aggregate basis for events that occurred before the sales of ACE's ownership interests in nuclear electric generating plants on October 18, 2001.

Other

On October 24, 2000, the City of Vineland, New Jersey, filed an action in a New Jersey Superior Court to acquire ACE electric distribution facilities located within the City limits by eminent domain. The City has offered approximately $11 million for these assets, including the right to provide electric service in this area. ACE believes that, properly evaluated, the assets sought by the City are worth approximately $40 million. The City's Superior Court action has been dismissed, based on the failure to hold a referendum, and the City has appealed this decision. On November 6, 2001, the City held a referendum and City residents voted to approve the City's proposal to acquire ACE electric distribution facilities located within the City limits. Management cannot predict the outcome of this matter.


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

The operating results for business segments are evaluated based on "Earnings Before Interest and Taxes," which is generally equivalent to Operating Income plus Other Income, less certain interest charges allocated to the business segments. "Earnings Before Interest and Taxes" for the Energy business segment include the operating results of certain electric generating plants that have been sold and certain electric generating plants that are expected to be sold subsequent to receipt of required regulatory approvals, as discussed in Note 11 and Note 19 to the Consolidated Financial Statements. The "Earnings Before Interest and Taxes" of "All Other" business segments include the equity in earnings of the EnerTech funds and other investment income, which are discussed in Note 7 to the Consolidated Financial Statements. "Earnings Before Interest and Taxes" for the three months and the nine months ended September 30, 2001 exclude costs associated with the Conectiv/Pepco Merger. "Earnings Before Interest and Taxes" for the nine months ended September 30, 2001 exclude the gain on sales of electric power plants and recognition of the previously deferred gain related to termination of a contract with the Pedricktown partnership (discussed in Note 9 to the Consolidated Financial Statements). "Earnings Before Interest and Taxes" for the nine months ended September 30, 2000 exclude the $25.2 million charge for the pre-tax loss on the sale of HVAC and other businesses (discussed in Note 6 to the Consolidated Financial Statements).

                            Three Months Ended                  Three Months Ended
                            September 30, 2001                  September 30, 2000
                     --------------------------------   ---------------------------------
                                          Earnings                            Earnings
                                      Before Interest                     Before Interest
Business Segments      Revenues          and Taxes         Revenues          and Taxes
-----------------    ------------     ---------------   -------------     ---------------
                                          (Dollars in Thousands)
Energy                $ 1,591,065      $     77,033      $  1,588,592      $      143,397
Power Delivery            216,201            78,964           212,174              83,881
HVAC                            -                 -            17,203              (2,510)
All Other                   1,240            (6,730)            1,923                (998)
                     ------------     -------------     -------------     ---------------
Total                 $ 1,808,506 (1)  $    149,267 (2)  $  1,819,892 (3)  $      223,770 (4)
                     ============     =============     =============     ===============

(1) Intercompany revenues that are eliminated in consolidation are included in business segment revenues as follows: Energy business segment-$138,262 and Power Delivery business segment-$1,268.
(2) "Earnings before interest and taxes" less $14,573 of costs associated with the Conectiv/Pepco Merger, $40,458 of interest expense and preferred stock dividends and $507 of consolidation and other adjustments equals consolidated income from continuing operations before income taxes.
(3) Includes $281,700 of intercompany revenues from the Energy business segment which are eliminated in consolidation.
(4) "Earnings before interest and taxes" less $55,777 of interest expense and preferred stock dividends, and $504 of consolidation adjustments equals consolidated income from continuing operations before income taxes.

                            Nine Months Ended                   Nine Months Ended
                            September 30, 2001                  September 30, 2000
                     --------------------------------   ---------------------------------
                                          Earnings                            Earnings
                                      Before Interest                     Before Interest
Business Segments      Revenues          and Taxes         Revenues          and Taxes
-----------------    ------------     ---------------   -------------     ---------------
                                          (Dollars in Thousands)
Energy                $ 4,592,233      $    230,399      $  3,598,766      $      269,903
Power Delivery            594,752           201,092           581,553             195,321
HVAC                            -                 -            86,250              (7,315)
All Other                   5,642           (23,725)            5,524              20,868
                     ------------      ------------      ------------     ---------------
Total                 $ 5,192,627 (1)  $    407,766 (2)   $ 4,272,093 (3)  $      478,777 (4)
                     ============      ============      ============     ===============

(1) The $297,140 pre-tax gain from the sale of electric generating plants is excluded from business segment revenues. Intercompany revenues that are eliminated in consolidation are included in business segment revenues as follows: Energy business segment-$526,121; Power Delivery business segment-$1,431; All Other business segments-$188.
(2) "Earnings before interest and taxes" plus the $297,140 pre-tax gain from the sale of electric generating plants and the $73,015 pre-tax gain primarily from recognition of a previously deferred gain related to termination of a contract with the Pedricktown partnership and less $14,573 of costs associated with the Conectiv/Pepco Merger, $140,312 of interest expense and preferred stock dividends and $3,093 of consolidation and other adjustments equals consolidated income from continuing operations before income taxes.
(3) Includes intercompany revenues, which are eliminated in consolidation as follows: Energy business segment-$558,428 and All Other business segments-$1,502.
(4) "Earnings before interest and taxes" less $163,691 of interest expense and preferred stock dividends, $1,512 of consolidation adjustments, and the $25,162 pre-tax loss on the sale of businesses (HVAC and two thermal heating and cooling system projects) equals consolidated income from continuing operations before income taxes.


Note 19.  Subsequent Events
--------  -----------------

On October 18, 2001, ACE sold its ownership interests in nuclear electric generating plants and the related nuclear fuel to PSEG Nuclear LLC (as assignee of PSEG Power LLC) and Exelon Generation Company, LLC (as assignee of PECO Energy Company) for approximately $30 million, subject to additional adjustment. ACE's interests in the nuclear units that were sold included a 7.51% (164 MW) interest in Peach Bottom, a 7.41% interest (167 MW) in Salem and a 5.0% interest (52 MW) in Hope Creek. Subsequent to the sale, ACE used approximately $21 million of the proceeds to repay the lease obligations related to the nuclear fuel. In accordance with the sales agreements, ACE transferred its nuclear decommissioning funds and related obligation for decommissioning to the purchasers.

On October 31, 2001, Conectiv repaid a $215 million short-term bank loan at maturity and entered into a $142 million bank loan, 2.98%, which matures March 31, 2002.

Subsequent to September 30, 2001, DPL redeemed $15 million of 8.96% Medium Term Notes which were scheduled to mature in 2021.

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

Common Stock Earnings Summary for Continuing Operations
-------------------------------------------------------

Earnings applicable to common stock for continuing operations were $55.8 million, or $0.68 per share of common stock (82,704,000 average shares outstanding) for the third quarter of 2001, compared to $90.5 million, or $1.09 per share of common stock (82,701,000 average shares outstanding) for the third quarter of 2000. Earnings applicable to common stock for continuing operations were $356.4 million, or $4.31 per share of common stock (82,704,000 average shares outstanding) for the nine months ended September 30, 2001, compared to $159.6 million, or $1.90 per share of common stock (84,015,000 average shares outstanding) for the nine months ended September 30, 2000.

After-tax contribution to earnings per share of common stock from continuing operations

                                                        Three Months Ended    Nine Months Ended
                                                          September 30,         September 30,
                                                       --------------------  -------------------
                                                         2001       2000       2001       2000
                                                       --------   --------   --------   --------
   (1)  Gain on sales of electric generating plants      $    -     $    -     $ 2.12     $    -
   (2)  Gain on contract termination                          -          -       0.50          -
   (3)  Investment income                                  0.10       0.01       0.04       0.24
   (4)  Special Charges-Loss on sale of
         CSI and other businesses                             -          -          -      (0.28)
   (5)  HVAC (CSI) operations                                 -      (0.03)         -      (0.08)
   (6)  Conectiv/Pepco Merger costs                       (0.11)         -      (0.11)         -
   (7)  Energy, Power Delivery, and Other                  0.69       1.11       1.76       2.02
                                                       --------   --------   --------   --------
                                                         $ 0.68     $ 1.09     $ 4.31     $ 1.90
                                                       ========   ========   ========   ========

(1)  Gain on sales of electric generating plants
     -------------------------------------------

     On June 22, 2001, pursuant to the agreements for sale, the ownership interests of DPL and another Conectiv subsidiary in plants that had a net book value of $276 million and electric generating capacity of 1,080.8 MW were sold to NRG for approximately $641.7 million, subject to final adjustments for inventory and other items. As a result of these sales, Conectiv's results of operations for the nine months ended September 30, 2001 include a gain of $297.1 million before taxes ($175.0 million after taxes or $2.12 per share of common stock), which is included in operating revenues.

     For information concerning the status of the expected sale of the electric generating plants of ACE, see "Agreements for the Sales of Electric Generating Plants" within the MD&A.

(2)  Gain on contract termination
     ----------------------------

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

     On June 29, 2001, the 50% interest owned by Conectiv's subsidiaries in Pedricktown was redeemed for approximately $9 million. As a result of this transaction, Pedricktown is owned solely by entities not affiliated with Conectiv. Also, as a result of ACE receiving the Final Decision and Order of the NJBPU, the previously deferred gain discussed above was recognized in Conectiv's earnings. The redemption of Conectiv's subsidiaries 50% interest in Pedricktown and recognition of the previously deferred gain resulted in a net pre-tax gain of $73.0 million ($41.4 million after income taxes or $0.50 per share of common stock) for the nine-month period ended September 30, 2001.

(3)  Investment income
     -----------------

     Investment income associated with the EnerTech funds, marketable securities, and other investments resulted in earnings of $8.5 million after taxes ($0.10 per share of common stock) for the three months ended September 30, 2001 and $3.5 million after taxes ($0.04 per share of common stock) for the nine months ended September 30, 2001. In comparison, net gains associated primarily with the EnerTech funds resulted in earnings of $0.8 million after taxes ($0.01 per share of common stock) for the three months ended September 30, 2000 and $20.5 million after taxes ($0.24 per share of common stock) for the nine months ended September 30, 2000.

     As of September 30, 2001, the carrying amounts of Conectiv's investments in marketable equity securities and the EnerTech funds were $5.4 million and $17.4 million, respectively. An unrealized net holding loss on marketable equity securities of $12.4 million after taxes is included in accumulated other comprehensive income as of September 30, 2001.

(4)  Special Charges-Loss on sale of CSI and other businesses
     --------------------------------------------------------

     Operating results for the nine months ended September 30, 2000 include "Special charges" of $25.2 million before income taxes, or $23.4 million after income taxes ($0.28 per share of common stock) for losses on the sales of CSI and two thermal heating and cooling system projects.

(5)  HVAC (CSI) operations
     ---------------------

     Prior to the sale of CSI in mid- to late-2000, CSI's operations resulted in losses that decreased earnings per share of common stock by $0.03 and $0.08 for the three months and nine months ended September 30, 2000, respectively.

(6)  Conectiv/Pepco Merger costs
     ---------------------------

     Conectiv incurred costs directly related to the planned Conectiv/Pepco Merger of $8.8 million after taxes ($0.11 per share of common stock) and $9.5 million after taxes ($0.11 per share of common stock) for the three and nine months ended September 30, 2001, respectively.

(7)  Energy, Power Delivery, and Other
     ---------------------------------

     The contribution to earnings per share of common stock outstanding by "Energy, Power Delivery, and Other" decreased by $0.42 for the third quarter of 2001 compared to the third quarter of 2000 and by $0.26 for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. These decreases were mainly attributed to the Energy business segment. As disclosed in Note 18 to the Consolidated Financial Statements, "Earnings Before Interest and Taxes" for the Energy business segment decreased by $66.4 million and $39.5 million for the three and nine months ended September 30, 2001, respectively.

     Earnings of the Energy business segment were adversely affected by higher average energy costs experienced in supplying electricity to DPL's default electric service customers, reflecting the sales of DPL's fossil fuel-fired electric generating plants on June 22, 2001 and nuclear electric generating plants on December 29, 2000. ACE also incurred higher costs in supplying its BGS customers as a result of purchasing more power; however, ACE's earnings were not affected because ACE's revenues reflect BGS costs due to the regulated cost-based, rate-recovery mechanism for BGS. The earnings decreases also reflect the effect of lower average market prices for natural gas, which resulted in lower earnings from gas trading and hedging losses for natural gas burned by electric generating plants. Earnings for the three and nine months ended September 30, 2001 were favorably impacted by lower interest expense, primarily a result of debt redemptions and lower rates on variable rate debt. For the nine month period, the earnings decrease was mitigated by gains on coal trading, and receipt of $16.3 million ($9.8 million after taxes, or $0.12 per share of common stock) for DPL's termination of its membership in a nuclear industry mutual insurance company (NEIL).

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

Discontinued Telecommunication Operations
-----------------------------------------

As discussed in Note 5 to the Consolidated Financial Statements, Conectiv reached an agreement (Telecommunication Asset Purchase Agreement) on June 4, 2001 to sell substantially all of the assets of CCI's telecommunication business to Cavalier Telephone, L.L.C. for $20 million, subject to certain adjustments. The operating results for CCI's telecommunication business, including previously reported periods, are classified in Conectiv's Consolidated Statements of Income as "Discontinued Telecommunication Operations." Conectiv's earnings for the nine months ended September 30, 2001 include the estimated loss on the disposal of the telecommunication business segment of $177.2 million before taxes ($118.8 million after taxes or $1.44 per share of common stock), which includes a $13.7 million after-tax provision for operating losses during the period expected to elapse through completion of the transaction (June 2001 through December 2001).

The after-tax operating loss of the discontinued telecommunication operations decreased earnings applicable to common stock as follows: (i) third quarter of 2000-$7.1 million or $0.08 per share of common stock; (ii) nine months ended September 30, 2001-$7.7 million or $0.09 per share of common stock; and (iii) nine months ended September 30, 2000-$23.9 million or $0.28 per share of common stock.

For the three months ended September 30, 2001 and 2000, revenues from the discontinued telecommunication operations were $12.6 million and $13.4 million, respectively. For the nine months ended September 30, 2001 and 2000, revenues from the discontinued telecommunication operations were $39.9 million and $37.1 million, respectively.

Extraordinary Item
------------------

During the third quarter of 2001, DPL repaid $253.7 million of long-term debt and refinanced $59.0 million of long-term bonds. The estimated portion of debt extinguishment costs which may not be recoverable through utility rates was expensed as a $2.8 million extraordinary item, after-taxes of $1.9 million ($4.7 million before taxes).

Dividends on Common Stock
-------------------------

Conectiv's Board of Directors declared quarterly dividends per share of common stock of $0.22 for each of the first three quarters of 2001, or $0.66 for the nine months ended September 30, 2001. Dividends declared per share of common stock for the nine months ended September 30, 2001 represented approximately 39% of earnings from continuing operations per share of common stock, adjusted to exclude the gain on sales of electric generating plants ($2.12 per share of common stock) and gain on the termination of a contract with Pedricktown ($0.50 per share of common stock). For additional information concerning dividends on common stock, see "Dividends on Common Stock" on page II-10 in the MD&A included in Item 7 of Part II of Conectiv's 2000 Annual Report on Form 10-K.

Class A Common Stock Earnings Summary
-------------------------------------

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

Earnings applicable to Class A common stock were $6.2 million, or $1.07 per share of Class A common stock, for the third quarter of 2001, compared to $6.2 million, or $1.08 per share of Class A common stock, for the third quarter of 2000. For the nine months ended September 30, 2001, earnings applicable to Class A common stock were $10.2 million, or $1.77 per share of Class A common stock, compared to a $4.8 million, or $0.83 per share of Class A common stock, for the nine months ended September 30, 2000. The increase in earnings per share of Class A common stock for the nine-month period was mainly due to higher volumes of electricity sold and delivered, reflecting positive effects on sales of weather variances and growth in the number of customers.

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

Conectiv's Board of Directors declared quarterly dividends per share of Class A common stock of $0.80 for the first quarter of 2001, $0.25 per share for the second quarter of 2001, and $0.25 per share for the third quarter of 2001, or $1.30 per share for the nine months ended September 30, 2001. For the nine months ended September 30, 2001, earnings per share of Class A common stock were $1.77, compared to dividends declared per share of Class A common stock of $1.30. For additional information concerning dividends on Class A common stock, see "Dividends on Class A Common Stock" on page II-12 of the MD&A included in
Item 7 of Part II of Conectiv's 2000 Annual Report on Form 10-K.

Electricity Supply for DPL Default Service Customers
----------------------------------------------------

Effective September 1, 2001, DPL entered into an agreement with a Conectiv subsidiary, CESI, under which DPL purchases from CESI the electricity required for DPL to fulfill its obligation to supply default service and certain other customers. In connection with the agreement, CESI assumed the rights and obligations that DPL had under certain agreements to purchase electricity on a long-term basis. DPL's contract with CESI extends until January 31, 2002, with an automatic extension until June 30, 2004 upon the receipt of necessary regulatory approvals. The agreement is intended to increase CESI's Energy business and sharpen DPL's focus on the Power Delivery business.

Agreements for the Sales of Electric Generating Plants
------------------------------------------------------

Fossil Fuel-Fired Electric Generating Plants

Effective June 22, 2001, ACE amended its sales agreements with NRG to extend the termination dates of the sale agreements for Deepwater Station, Conemaugh and Keystone Stations and B.L. England Station. As of September 30, 2001, ACE's fossil fuel-fired plants that are under agreements for sale had an agreed upon total sales price of approximately $178 million (before certain adjustments and expenses), a net book value of approximately $116 million and electric
generating capacity of 740 MW.   Any gain that may be realized on the sale of
these plants is expected to reduce the amount of stranded costs to be recovered from ACE's utility customers.

On October 25, 2001, the NJBPU re-opened the record for additional proceedings concerning the sale of ACE's fossil fuel-fired electric generating plants. The focus of the supplementary proceedings will be to supplement and update the record as to whether the proposed sale price of the fossil fuel-fired electric generating plants reflects the current market price of the assets and other related issues. The supplementary proceedings are scheduled to conclude in the first quarter of 2002, and the sale, if approved on terms satisfactory to ACE and NRG, would be expected to close within a reasonable time thereafter. ACE cannot predict the outcome of these proceedings.

Nuclear Electric Generating Plants

On October 18, 2001, ACE sold its ownership interests in nuclear electric generating plants and the related nuclear fuel to PSEG Nuclear LLC (as assignee of PSEG Power LLC) and Exelon Generation Company, LLC (as assignee of PECO Energy Company) for approximately $30 million, subject to additional adjustment. ACE's interests in the nuclear units that were sold included a 7.51% (164 MW) interest in Peach Bottom, a 7.41% interest (167 MW) in Salem and a 5.0% interest (52 MW) in Hope Creek. Subsequent to the sale, ACE used approximately $21 million of the proceeds to repay the lease obligations related to the nuclear fuel. In accordance with the sales agreements, ACE transferred its nuclear decommissioning funds and related obligation for decommissioning to the purchasers.

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

The number of combined cycle plants ultimately built under Conectiv's mid-merit construction program and the timing of construction will depend on various factors including the following: growth in demand for electricity; construction of generating units by competitors; the availability and price of fuel; availability of suitable financing; possible construction delays; and the timing and ability to obtain required permits and licenses. The construction program could also potentially be affected by the planned Conectiv / Pepco Merger. Conectiv's Board of Directors has authorized cumulative expenditures of approximately $860 million for new mid-merit construction, including (i) $650 million of expenditures expected to be required to complete construction of 2 combined cycle plants (utilizing a total of 6 combustion turbines) at Hay Road and another site, and (ii) $210 million of expenditures related to building up to 6 additional combined cycle plants, including payments on 15 combustion turbines (total commitment of $466 million), other equipment, and sites necessary for construction of these 6 combined cycle plants. Management expects to fund these and all other future capital requirements from internally generated funds, leasing, external financings (including securitization of stranded costs), and proceeds from the sales of electric generating units.

Should Conectiv choose not to build all 8 combined cycle plants, then Conectiv would attempt to sell some or all of its related investment, including combustion turbines, other equipment and site development. The ability to find a buyer and the amount of the proceeds from such a sale would be determined by market conditions. The current market for combustion turbines is uncertain due to a weaker economy which has reduced demand for combustion turbines in the region served by the PJM and other regions throughout the United States. The units would be portable to other markets. Through September 30, 2001, Conectiv had invested approximately $147 million in the 15 combustion turbines, other equipment, and sites needed to build up to 6 combined cycle plants in addition to the 2 combined cycle plants for which full funding has been approved.

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

NJBPU Order On Stranded Costs For Nuclear Electric Generating Units

On September 17, 2001, the NJBPU issued a Decision and Order concerning the stranded costs associated with ACE's ownership interests in nuclear electric generating plants. The NJBPU determined the amount of such stranded costs eligible for recovery by ACE to be approximately $298 million, after income taxes, (or $504 million before income taxes) as of December 31, 1999, subject to further adjustments. The NJBPU also found that ACE shall have the opportunity to recover the eligible stranded costs through its market transition charge, in a time frame and manner to be determined by NJBPU.

Basic Generation Service

The New Jersey Act requires electric utilities to supply electricity to Basic Generation Service (BGS) customers for at least the first three years from the start of customer choice of electricity suppliers, or until July 31, 2002. On June 29, 2001, New Jersey electric utilities, including ACE, filed with the NJBPU a proposal to use an auction process to procure electricity supply for BGS customers. ACE and the other New Jersey electric utilities proposed that the BGS supply period, which would be subject to the auction, be the final year of the transition period provided for in the New Jersey Act (August 1, 2002-July 31, 2003). Under the proposal, ACE, as agent for its BGS customers, would pay for electricity from the suppliers selected by the auction process and the costs associated with this supply would be subject to the regulated cost-based, rate-
recovery mechanism for BGS.    ACE would continue to collect BGS revenues.

Electric Revenues
-----------------

                                   Three Months Ended  Nine Months Ended
                                      September 30,       September 30,
                                   ------------------  ------------------
                                      2001     2000      2001      2000
                                   --------- --------  --------  --------
                                             (Dollars in millions)
Regulated electric revenues         $  716.6   $559.6  $1,750.8  $1,510.8
Non-regulated electric revenues        508.4    355.4   1,193.5     719.4
                                   --------- --------  --------  --------
Total electric revenues             $1,225.0   $915.0  $2,944.3  $2,230.2
                                   ========= ========  ========  ========

The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service within the service areas of DPL and ACE.

The gross margin earned (revenues less related energy and capacity costs) from electric revenues decreased by $66.9 million and $76.7 million for the three- and nine-month periods, respectively. These decreases were mainly due to lower gross margins earned on "regulated electric revenues," which resulted from higher average energy costs incurred in supplying the default service customers of DPL.

Regulated Electric Revenues

"Regulated electric revenues" increased by $157.0 million to $716.6 million for the three months ended September 30, 2001, from $559.6 million for the three months ended September 30, 2000. "Regulated electric revenues" increased by $240.0 million to $1,750.8 million for the nine months ended September 30, 2001, from $1,510.8 million for the nine months ended September 30, 2000. Details of the variances in "regulated electric revenues" are shown below.

                                                                Increase (Decrease) in
                                                              Regulated Electric Revenues
                                                              ---------------------------
                                                              Three Months   Nine Months
                                                              -------------  ------------
                                                                 (Dollars in millions)
Additional revenues recognized under the regulated
 cost-based, rate-recovery mechanism for BGS                      $ 71.2        $120.9
Fewer customers choosing alternative electricity suppliers          39.2          74.7
Retail sales volume and other variances                             46.6          44.4
                                                                  ------        ------
                                                                  $157.0        $240.0
                                                                  ======        ======

Non-regulated electric revenues

"Non-regulated electric revenues" result primarily from electricity trading activities, strategic generation, (the sale of electricity, capacity and ancillary services from deregulated electric generating plants), and competitive retail sales. Conectiv began exiting its competitive retail energy business in late-2000, which has caused revenues from this activity to decrease. For the nine months ended September 30, 2001, the composition of "non-regulated electric revenues" was approximately 62% electricity trading, 36% strategic generation and 2% competitive retail sales.

"Non-regulated electric revenues" increased by $153.0 million, to $508.4 million for the three months ended September 30, 2001 from $355.4 million for the three months ended September 30, 2000. "Non-regulated electric revenues" increased by $474.1 million, to $1,193.5 million for the nine months ended September 30, 2001 from $719.4 million for the nine months ended September 30, 2000. The amount of gross margin earned in the current-year periods remained about the same as the prior-year periods despite higher volumes due to reduced gross margin percentages attributed to higher costs of natural gas (including hedging costs) burned by electric generating plants. The "non-regulated electric revenue" increases were primarily attributed to increased volumes of electricity traded, and also reflect higher trading prices. Other significant "non-regulated electric revenue" variances for the nine-month periods include higher strategic generation revenues, largely offset by lower competitive retail energy sales. Part of the strategic generation sales increase occurred because more of last year's output from the deregulated power plants was used to supply the default service customers of DPL.

Gas Revenues
------------

                              Three Months Ended  Nine Months Ended
                                 September 30,       September 30,
                                ----------------  ------------------
                                 2001      2000     2001      2000
                                ------    ------  --------  --------
                                        (Dollars in millions)
Regulated gas revenues          $ 16.3    $ 12.9  $  119.6  $   79.9
Non-regulated gas revenues       309.5     479.9   1,209.2     989.9
                                ------    ------  --------  --------
Total gas revenues              $325.8    $492.8  $1,328.8  $1,069.8
                                ======    ======  ========  ========

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

The gross margin from gas revenues (gas revenues less gas purchased) decreased by $15.9 million and $25.6 million for the three- and nine-month periods, respectively, mainly due to gas trading losses which decreased the margins earned from "non-regulated gas revenues."

"Regulated gas revenues" increased by $3.4 million and $39.7 million for the three months and nine months ended September 30, 2001, respectively, mainly due to customer rate increases for recovery of higher costs of purchased natural gas. DPL's gross margin from supplying regulated gas customers is insignificant, so earnings were not affected by the additional revenues from the rate increase under the gas rate clause.

"Non-regulated gas revenues" decreased by $170.4 million, to $309.5 million for the three months ended September 30, 2001 from $479.9 million for the three months ended September 30, 2000. "Non-regulated gas revenues" increased by $219.3 million, to $1,209.2 million for the nine months ended September 30, 2001 from $989.9 million for the nine months ended September 30, 2000. These revenue increases were primarily due to fluctuations in the average market prices of natural gas.

Other Services Revenues
------------------------

Other services revenues were comprised of the following:

                                          Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
                                           ----------------    ---------------
                                            2001      2000      2001     2000
                                           ------    ------    ------   ------
                                                   (Dollars in millions)
Petroleum sales and trading                $ 81.6    $ 80.3    $268.0   $242.1
HVAC                                           --      17.2        --     86.3
Operation of third parties' power plants     20.3      14.5      52.9     35.3
Coal trading                                  1.4        --      23.4       --
All Other                                    14.9      18.4      47.5     48.5
                                           ------    ------    ------   ------
 Total                                     $118.2    $130.4    $391.8   $412.2
                                           ======    ======    ======   ======

"Other services" revenues decreased $12.2 million for the three-month period and $20.4 million for the nine-month period mainly due to the revenue loss associated with the sale of the HVAC business, partly offset by revenue increases for other business activities. For the three and nine months ended September 30, 2001, revenues increased from the operation of more power plants for third-parties. The nine months ended September 30, 2001 also reflects increases from coal trading and petroleum sales and trading. The gross margin from "other services" revenues (revenues less costs of sales) increased $10.4 million for the nine months ended September 30, 2001 primarily due to gains on coal trading, partly offset by a decrease due to the sale of the HVAC business.

Operating Expenses
-------------------

Electric Fuel and Purchased Energy and Capacity

"Electric fuel and purchased energy and capacity" increased by $376.9 million to $894.8 million for the third quarter of 2001, from $517.9 million for the third quarter of 2000. "Electric fuel and purchased energy and capacity" increased by $790.8 million to $2,026.1 million for the nine months ended September 30, 2001, from $1,235.3 million for the nine months ended September 30, 2000. These increases were primarily due to more purchased power at higher average prices for expanded electricity trading activities and for electricity supplied to the default service customers of DPL and BGS customers of ACE. Losses on hedging the cost of natural gas burned in electric generating plants also contributed to the increases.

Gas Purchased

Gas purchased decreased by $151.1 million to $321.7 million for the third quarter of 2001, from $472.8 million for the third quarter of 2000. Gas purchased increased by $284.5 million to $1,304.4 million for the nine months ended September 30, 2001, from $1,019.9 million for the nine months ended September 30, 2000. These variances were mainly due to fluctuations in the average market prices of natural gas purchased for non-regulated trading activities. The increases also reflect higher costs for natural gas supplied to customers in DPL's regulated service area.

Other Services' Cost of Sales

Other service's cost of sales decreased $10.6 million in the third quarter of 2001 primarily due to the sale of the HVAC business, partly offset by cost increases from more power plant operating services. Other services' cost of sales decreased $30.8 million for the nine months ended September 30, 2001 mainly due to the sale of the HVAC business, partly offset by cost increases from more power plant operating services provided and more petroleum purchased for resale.

Special Charges

Special charges of $25.2 million before income taxes ($23.4 million after income taxes or $0.28 per share of common stock), from losses on the sales of the HVAC business and two thermal heating and cooling system projects, are included in operating results for the nine months ended September 30, 2000.

Operation and Maintenance Expenses

Operation and maintenance expenses for the third quarter of 2001 increased by $6.8 million primarily due to costs related to the planned Conectiv/Pepco Merger and higher pension expense, partly offset by decreases related to the sale of the HVAC business and the sales of DPL's ownership interests in nuclear and fossil fuel-fired electric generating plants.

Operation and maintenance expenses for the nine months ended September 30, 2001 decreased by $41.1 million primarily due to a credit for the proceeds received by DPL for termination of its membership in NEIL ($16.3 million), sales of the HVAC business, and the sales of DPL's ownership interests in nuclear and fossil fuel-fired electric generating plants, partly offset by costs related to the planned Conectiv/Pepco Merger and higher pension expense.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $8.3 million for the three-month period and $12.4 million for the nine-month period primarily due to the sales of DPL's ownership interests in nuclear and fossil fuel-fired electric generating plants and expiration of the amortization of a regulatory asset, partly offset by higher depreciation expense for improvements to the electric transmission and distribution systems.

Other Income
-------------

Other income decreased by $6.3 million for the third quarter of 2001 mainly due to lower pre-tax income associated with the EnerTech funds.

As discussed in Note 9 to the Consolidated Financial Statements, other income for the nine months ended September 30, 2001 includes a $73.0 million pre-tax gain from the redemption of the 50% interest of Conectiv's subsidiaries in Pedricktown and recognition of the previously deferred gain associated with termination of the ACE's purchased power contract with Pedricktown. Excluding the $73.0 million pre-tax gain, other income decreased $55.9 million for the nine months ended September 30, 2001, primarily due to lower pre-tax income from the EnerTech funds and investment losses. The decrease for the nine-month period also reflects prior year earnings from a non-utility generation joint venture, a prior year gain on the sale of an investment in a leveraged lease, and prior year earnings from jointly-owned projects of CTS which were sold.

Interest Expense
----------------

Interest expense, net of capitalized amounts, decreased $14.1 million and $26.6 million for the three-months and nine-months ended September 30, 2001, respectively. These decreases were primarily due to lower interest rates on short-term debt and variable rate long-term debt, redemptions and refinancings of debt, including $253.7 million of debt repaid by DPL in the third quarter of 2001, increased capitalization of interest expense due to higher levels of construction work-in-progress associated with mid-merit electric generation plants, and other decreases.

Income Taxes
------------

Income taxes decreased $39.0 million for the third quarter of 2001 mainly due to lower income before income taxes, and also due to a lower effective income tax rate attributed to resolution of certain income tax matters. For the nine months ended September 30, 2001, income taxes increased $129.4 million primarily due to higher pre-tax income from continuing operations.

Liquidity and Capital Resources
--------------------------------

Due to $42.5 million of cash provided by operating activities, $226.7 million of cash provided by investing activities, and $343.0 million of cash used by financing activities, cash and cash equivalents decreased by $73.8 million during the nine months ended September 30, 2001.

Net cash flows provided by operating activities decreased by $246.7 million to $42.5 million of cash provided for the nine months ended September 30, 2001, from $289.2 million of cash provided for the nine months ended September 30, 2000. The $246.7 million decrease was mainly due to prior year income tax refunds received, working capital requirements for energy trading and hedging, and higher costs incurred in supplying the BGS customers of ACE and the default electric service customers of DPL. Mainly due to higher costs paid to supply BGS, deferred energy supply costs increased to a $120.3 million asset as of September 30, 2001, from a net $12.6 million liability as of December 31, 2000.

Cash Flows From Investing Activities for the nine months ended September 30, 2001 provided $226.7 million of net cash primarily due to $641.7 million of cash provided by proceeds received from the sale of fossil fuel-fired electric generating plants on June 22, 2001 and $416.4 million of cash used for capital expenditures. Approximately $260 million of the $416.4 million of capital expenditures were for the capital requirements of Conectiv's mid-merit electric generation strategy, including payments for combustion turbines. The remainder of the capital expenditures were primarily for the electric transmission and distribution systems of ACE and DPL.

Cash Flows From Financing Activities for the nine months ended September 30, 2001 used $343.0 million of net cash mainly due to redemptions of long-term debt and preferred stock and the payment of common dividends.

DPL issued $59.0 million of refunding bonds ($24.5 million variable rate and $34.5 million 4.9% fixed rate) in May 2001 and used the proceeds on July 2, 2001 to refund $59.0 million of bonds (7.2% average interest rate). DPL also repaid $253.7 million of long-term debt during the third quarter of 2001, including $192.2 million of Medium Term Notes, with maturity dates from 2005 to 2027 and an 8.0% average interest rate, and $61.5 million of First Mortgage Bonds, with maturity dates from 2003 to 2022 and an 8.1% average interest rate. Debt redemptions during the nine months ended September 30, 2001, also included $40 million of ACE's Medium Term Notes, with 6.81%-7.0% annual interest rates.

During the nine months ended September 30, 2001, financing activities also used cash for the payment of $65.4 million of dividends to Conectiv stockholders and to redeem $71.37 million of preferred stock, which included $45.0 million of DPL's Auction Rate Preferred Stock, $14.87 million of DPL's Adjustable Rate Preferred Stock, and $11.5 million of ACE's preferred stock ($7.80 annual dividend per each $100 share).

Conectiv and its subsidiaries raised $119.5 million of cash by issuing short-term debt during the nine months ended September 30, 2001, which resulted in a short-term debt balance of $829.0 million as of September 30, 2001.

Conectiv has a $300 million credit agreement with a five-year term that expires in February 2003 and a $735 million credit agreement that expires in April 2002.

Conectiv's capital structure including short-term debt and current maturities of long-term debt, expressed as a percentage of total capitalization, is shown below.


                                                  September 30,   December 31,
                                                       2001           2000
                                                  -------------   ------------
Common stockholders' equity                            29.4%          26.2%
Preferred stock of subsidiaries                         5.0%           6.4%
Long-term debt and variable rate demand bonds          41.0%          49.2%
Short-term debt and
 current maturities of long-term debt                  24.6%          18.2%

Conectiv's ratio of earnings to fixed charges under the SEC Method is shown below. See Exhibit 12, Ratio of Earnings to Fixed Charges, for additional information.


                                  9 Months             Year Ended December 31,
                                   Ended           -----------------------------
                              September 30, 2001   2000  1999   1998  1997  1996
                              ------------------   ----  ----   ----  ----  ----

 Ratio of Earnings to
  Fixed Charges (SEC Method)         4.50          2.33  1.98   2.38  2.63  2.83


New Accounting Standards
------------------------

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and does not permit the use of the pooling of interests method of accounting for business combinations. Under SFAS No. 142, goodwill that has not been included in the rates of a regulated utility subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," will no longer be amortized. Most goodwill on Conectiv's Consolidated Balance Sheet has not been included in the rates of Conectiv's regulated utility businesses. Intangible assets other than goodwill which have finite useful lives will continue to be amortized under SFAS No. 142. Goodwill and other intangible assets will be tested periodically for impairment. If an impairment occurs, then a charge to earnings would result. An impairment of goodwill that results from adoption of SFAS No. 142 will be recognized as the cumulative effect of a change in accounting principle. Under SFAS No. 142, historical operating results will not be restated; instead pro forma earnings, adjusted to exclude goodwill amortization, will be disclosed. SFAS No. 142 will be effective January 1, 2002 for companies with a calendar fiscal year, including Conectiv.

On August 9, 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations," which establishes the accounting requirements for asset retirement obligations (ARO) associated with tangible long-lived assets. If a legal obligation for an ARO exists, then SFAS No. 143 requires recognition of a liability, capitalization of the cost associated with the ARO, and allocation of the capitalized cost to expense. The initial measurement of an ARO is based on the fair value of the obligation, which may result in a gain or loss upon the settlement of the ARO. If the requirements of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," are met, a regulated entity shall also recognize a regulatory asset or liability for timing differences between financial reporting and rate-making in the recognition of the period costs associated with an ARO. SFAS No. 143 will be effective January 1, 2003 for companies with a calendar fiscal year, including Conectiv. Upon adoption of SFAS No. 143, the difference between the net amount recognized in the balance sheet under SFAS No. 143 and the net amount previously recognized in the balance sheet will be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens discontinued operations to include more disposal transactions. Under SFAS No. 144, operating losses of discontinued operations are recognized in the period in which they occur, instead of accruing future operating losses before they occur. SFAS No. 144 will become effective on January 1, 2002.

Conectiv is currently evaluating SFAS No. 141, 142, 143, and 144 and cannot predict the impact that these standards may have on its financial position or results of operations; however, any such impact could be material.

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

Interest Rate Risk

Conectiv is subject to the risk of fluctuating interest rates in the normal course of business. Conectiv manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. The effect of a hypothetical 10% change in interest rates on the annual interest costs for short-term and variable rate debt was approximately $4.0 million as of September 30, 2001 and $6.1 million as of December 31, 2000. The decrease in the effect of a 10% change in interest rates was mainly due to lower short-term interest rates.

Equity Price Risk

As discussed in Note 7 to the Consolidated Financial Statements included herein and in Note 8 to the Consolidated Financial Statements included in Item 8 of
Part II of Conectiv's 2000 Annual Report on Form 10-K, Conectiv holds investments in marketable equity securities and venture capital funds, which invest in securities of technology and service companies related to energy, utility, and communication industries. Conectiv is exposed to equity price risk through the securities held by the venture capital funds and the marketable equity securities held directly by Conectiv. The potential change in the fair value of these investments resulting from a hypothetical 10% change in quoted securities prices was approximately $4.2 million as of September 30, 2001 compared to $4.0 million as of December 31, 2000. Due to the nature of these investments and market conditions, the fair value of these instruments may change by substantially more than 10%.

Commodity Price Risk

Conectiv's participation in wholesale energy markets includes trading and arbitrage activities, which expose Conectiv to commodity market risk. To the extent Conectiv has net open positions, controls are in place that are intended to keep risk exposures within management-approved risk tolerance levels. Conectiv engages in commodity hedging activities to minimize the risk of market fluctuations associated with the purchase and sale of energy commodities (natural gas, petroleum and electricity). Some of Conectiv's hedging activities are conducted using derivative instruments designated as "cash flow hedges," which are designed to hedge the variability in cash flows of forecasted transactions. Conectiv also hedges by backing physical transactions with offsetting physical positions. Conectiv's energy commodity hedging objectives, in accordance with its risk management policy, are primarily the assurance of stable and known cash flows and the fixing of favorable prices and margins when they become available. Conectiv believes the commodity markets to be sufficiently liquid to support its market participation. Conectiv is at risk for a decrease in market liquidity to levels that affect its capability to execute its commodity participation strategies.

Conectiv uses a value-at-risk model to assess the market risk of its electricity, gas, and petroleum products commodity activities. The model includes fixed price sales commitments, physical forward contracts, and commodity derivative instruments. Value-at-risk represents the potential gain or loss on instruments or portfolios due to changes in market factors, for a specified time period and confidence level. Conectiv estimates value-at-risk across its power, gas, and petroleum commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level and assuming a five-day holding period. Conectiv's calculated value-at-risk with respect to its commodity price exposure associated with contractual arrangements was approximately $22.7 million as of September 30, 2001, in comparison to $16.9 million as of December 31, 2000. The increase in value-at-risk was primarily due to an increased level of gas trading activities. The average, high and low value-at-risk for the nine months ended September 30, 2001 was $24.1 million, $39.2 million, and $16.6 million, respectively.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
-------  -----------------

Information reported under the heading "Other" in Note 17 to the Consolidated Financial Statements under Item 1 in Part I herein, concerning an action filed in a New Jersey Superior Court by the City of Vineland, is incorporated by reference.

Item 6.  Exhibits and Reports on Form 8-K
-------  ---------------------------------

(a) Exhibits
-------------

Exhibit 10-C, Second Amendment to the Purchase and Sale Agreement by and between Atlantic City Electric Company and NRG Energy, Inc., dated as of October 31, 2001 (wholly owned electric generating plants) (Filed herewith).

Exhibit 10-D, Second Amendment to the Purchase and Sale Agreement by and between Atlantic City Electric Company and NRG Energy, Inc., dated as of October 31, 2001 (jointly owned electric generating plants) (Filed herewith).

Exhibit 12, Ratio of Earnings to Fixed Charges (filed herewith)

(b) Reports on Form 8-K
------------------------

No Current Reports on Form 8-K were filed during the third quarter of 2001.

On October 22, 2001, Conectiv filed a Current Report on Form 8-K dated October 18, 2001 reporting on Item 5. Other Events, and Item 7. Financial Statements and Exhibits.

On October 29, 2001, Conectiv filed a Current Report on Form 8-K dated October 26, 2001 reporting on Item 5. Other Events.


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Conectiv
                                   ------------
                                   (Registrant)



Date:  November 8, 2001            /s/ John C. van Roden
       ----------------            ----------------------------------------
                                   John C. van Roden, Senior Vice President
                                   and Chief Financial Officer