Form 10-K405
period 2001-12-31
CONECTIV
filed 2002-03-19
CIK 1029590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-13895

CONECTIV
(Exact name of registrant as specified in its charter)

Delaware	51–0377417
(State of incorporation)	(I.R.S. Employer Identification No.)

800 King Street, P. O. Box 231
Wilmington, Delaware 19899
(Address of principal executive offices)
Registrant’s telephone number (302) 429-3018

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	New York Stock Exchange
Class A common stock, $0.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of Conectiv common stock and Conectiv Class A common stock held by non-affiliates as of December 31, 2001 was $2,138.4 million based on the New York Stock Exchange Composite Transaction closing prices.

The number of shares outstanding of each class of Conectiv’s common stock, as of the latest practicable date, was as follows:

Class	Outstanding at January 31, 2002
Common stock, $0.01 par value	82,957,613 shares
Class A common stock, $0.01 par value	5,742,315 shares

Documents Incorporated by Reference

None

i

Page

PART III
Item 10. Directors and Executive Officers of the Registrant	III-1
Item 11. Executive Compensation	III-2
Item 12. Security Ownership of Certain Beneficial Owners and Management	III-8
Item 13. Certain Relationships and Related Transactions	III-9

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	IV-1
Signatures	IV-8

ii

PART I

ITEM 1.    BUSINESS

Overview

Conectiv was formed on March 1, 1998 (the 1998 Merger), through a series of merger transactions and an exchange of common stock with Delmarva Power & Light Company (DPL) and Atlantic Energy, Inc., which owned Atlantic City Electric Company (ACE) prior to the 1998 Merger. Conectiv’s subsidiaries include ACE, DPL, Conectiv Energy Holding Company (CEH) and other companies. As used in this document, references to Conectiv may mean the activities of one or more subsidiaries. Conectiv’s primary businesses are the supply and delivery of electricity and gas in markets subject to price regulation (“regulated”) and the supply and trading of electricity and gas in markets not subject to price regulation (“non-regulated”). These businesses, particularly the regulated businesses, are weather sensitive and seasonal because sales of electricity are usually higher during the summer months, due to air conditioning usage, and natural gas sales are usually higher in the winter when gas is used for space-heating.

ACE and DPL are public utilities that supply and deliver electricity under the trade name Conectiv Power Delivery in service areas located in the southern one-third of New Jersey and on the Delmarva Peninsula (Delaware and portions of Maryland and Virginia), respectively. DPL also supplies and delivers natural gas to its customers in New Castle County, Delaware. Certain aspects of the retail utility businesses of ACE and DPL are regulated; however, the customers of ACE and DPL may elect to choose an alternative electricity supplier. ACE and DPL deliver electricity to all customers in their service territories, including customers who have chosen an alternative supplier. Large and medium volume commercial and industrial gas customers also may take delivery service from DPL and choose alternative natural gas suppliers.

CEH and its subsidiaries are engaged in non-regulated electricity generation and sales, energy trading and marketing. See “Conectiv Energy Holding Company” below under “Energy” for additional information.

“Mid-merit” electric generating plants can quickly change their output level on an economic basis and generally are operated during times when demand for electricity rises and prices are higher. By building new “mid-merit” electric generating plants and selling electric generating plants designed to serve baseload demand, Conectiv has altered the focus of its electric generation operations. During 2001, Conectiv developed sites and purchased equipment for future mid-merit electric generating plants and began operating three newly installed combustion turbines, with 348 megawatts (MW) of capacity. See “Mid-Merit Electric Generation” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in Item 7 of Part II, for a discussion of Conectiv’s mid-merit electric generation.

As shown below, sales of electric generating plants were completed during 2000-2001. Also, as of December 31, 2001, ACE had ownership interests in fossil fuel-fired electric generating plants with 740 MW of capacity which were under agreements for sale. For information concerning the sales shown below and the agreements for the sale of ACE’s plants, see Note 13 to the Consolidated Financial Statements included in Item 8 of Part II.

•	On October 18, 2001, ACE sold its ownership interests in nuclear electric generating plants with 383 MW of capacity.

•	On June 22, 2001, DPL and another Conectiv subsidiary sold ownership interests in fossil fuel-fired electric generating plants with 1,081 MW of baseload capacity.

•	On December 29, 2000, DPL sold its ownership interests in nuclear electric generating plants with 331 MW of capacity.

During 2001 and 2000, Conectiv exited from certain business activities. As discussed in Note 5 to the Consolidated Financial Statements included in Item 8 of Part II, Conectiv sold substantially all of the tele -

communication business assets of Conectiv Communications Inc. (CCI) on November 14, 2001. The operating results for CCI’s telecommunication business are classified in Conectiv’s Consolidated Statements of Income as “Discontinued Telecommunications Operations.” During 2000, as discussed in Note 6 to the Consolidated Financial Statements included in Item 8 of Part II, Conectiv sold its heating, ventilation, and air conditioning (HVAC) business and portions of Conectiv Thermal Systems, Inc. (CTS), which constructs and operates district heating and cooling systems. Conectiv also exited from the competitive retail energy business (the supply of electricity and gas in deregulated retail markets), during mid-2000 to early-2001.

At December 31, 2001, Conectiv had 3,081 employees, including 1,790 employees represented by labor organizations. The number of employees as of December 31, 2001 decreased by 492 from December 31, 2000, primarily due to the sale of CCI and the sales of electric generating plants.

On February 9, 2001, the Boards of Directors of Conectiv and Potomac Electric Power Company (Pepco) approved an Agreement and Plan of Merger (Conectiv/Pepco Merger Agreement) under which Pepco will acquire Conectiv for a combination of cash and stock, and Conectiv and Pepco will become wholly owned subsidiaries of Pepco Holdings, Inc. (the Conectiv/Pepco Merger). The transaction was approved by the stockholders of Conectiv and Pepco during 2001. Management currently expects the Conectiv/Pepco Merger to close in the second quarter of 2002, subject to timely receipt of various statutory and regulatory approvals. For information about the Conectiv/Pepco Merger, see Note 4 to the Consolidated Financial Statements included in Item 8 of Part II.

Regulation

Conectiv is a registered holding company under the Public Utility Holding Company Act of 1935, as amended (PUHCA). PUHCA imposes certain restrictions on the operations of registered holding companies and their subsidiaries. Pursuant to PUHCA regulations, Conectiv has a subsidiary service company, Conectiv Resource Partners, Inc. (CRP). CRP provides a variety of support services to Conectiv subsidiaries. The costs of CRP are directly assigned or allocated to the Conectiv subsidiaries.

DPL’s retail utility businesses are regulated by the Delaware Public Service Commission (DPSC), Maryland Public Service Commission (MPSC), and the Virginia State Corporation Commission (VSCC). ACE’s retail electric business is regulated by the New Jersey Board of Public Utilities (NJBPU). For retail sales subject to price regulation, the percentages of retail electric and gas utility operating revenues regulated by each regulatory commission for the year ended December 31, 2001, were as follows: NJBPU, 46.0%; DPSC, 36.0%; MPSC, 16.3%; and VSCC, 1.7%. Wholesale electricity sales and the transmission of electricity are subject to regulation by the Federal Energy Regulatory Commission (FERC).

Earnings Outlook

As discussed above under “Overview,” Conectiv’s businesses have undergone significant change as a direct or indirect result of the restructuring of the electricity generation portion of the retail utility businesses of ACE and DPL and FERC initiatives to encourage wholesale competition in electricity supply markets. Accordingly, past results are not an indication of future business prospects or financial results. For information concerning factors that are expected to influence future operating results, see “Common Stock Earnings Outlook” and “Class A Common Stock Earnings Outlook” in the MD&A included in Item 7 of Part II.

Business Segments

During 2001, Conectiv’s continuing operations included the Power Delivery and Energy business segments. Business segments for 2000 and 1999 also include the HVAC business segment that was sold in 2000. See Note 26 to Conectiv’s Consolidated Financial Statements included in Item 8 of Part II for financial information about the business segments.

Power Delivery

The Power Delivery business segment provides transmission and distribution of electricity to customers within the service territories of ACE and DPL and natural gas to DPL’s customers in New Castle County, Delaware. Rates charged to DPL’s customers for delivery services are subject to regulation primarily by the DPSC, MPSC, and VSCC. Rates charged to ACE’s customers for electric delivery service are subject to regulation primarily by the NJBPU. The transmission of electricity is regulated by the FERC.

ACE and DPL deliver electricity within their service areas to approximately 987,600 customers through their respective transmission and distribution systems and also supply electricity to most of their electricity delivery customers. DPL has about 479,000 customers in its service area and ACE has about 508,600 customers in its service area. DPL’s regulated electric service area on the Delmarva Peninsula has a population of approximately 1.2 million. ACE’s regulated service area in the southern one-third of New Jersey has a population of approximately 0.9 million.

DPL delivers natural gas through its gas transmission and distribution systems to approximately 113,000 customers in New Castle County in northern Delaware, which has a population of approximately 0.5 million.

The electricity delivered by Power Delivery may be supplied to customers by alternative suppliers, DPL or ACE. Gas delivered may be supplied to customers by alternative suppliers or DPL.

ACE and DPL operate their electric and gas distribution systems under long term franchise rights granted by the municipalities within their respective service areas. Franchises with certain municipalities are subject to renewal during the next five years. ACE and DPL expect such franchises will be renewed but cannot predict whether such renewals will occur. ACE and DPL also possess certain rights to provide service by virtue of state-wide grants and state-level regulation of their businesses.

In addition to the topics that are discussed within this section, information about the “Power Delivery” business is included in Part I under the following captions: “Retail Electric Rates,” “New Jersey Electric System Reliability Standards,” “Cost Accounting Manual/Code of Conduct,” “Affiliate Transactions,” and “Regulated Gas Delivery and Supply.”

Energy

“Energy” includes (a) the generation, purchase, trading and sale of electricity, including the obligations of ACE and DPL to supply electricity to customers who do not choose an alternative electricity supplier; (b) gas and other energy commodity supply and trading activities, (c) power plant operation services, and (d) district heating and cooling systems operation and construction services provided by CTS.

Electric Utility Industry Restructuring

The retail electric utility businesses of ACE and DPL were restructured in 1999 pursuant to legislation enacted in New Jersey, Delaware, and Maryland and orders issued by the NJBPU, DPSC, and MPSC. Among other things, the electric restructuring orders provided for the choice of alternative electricity suppliers by customers, decreases in customer electric rates, recovery of stranded costs (which are the uneconomic portion of assets and long-term contracts that resulted from electric utility industry restructuring), and securitization of ACE’s stranded costs.

For information about restructuring the electricity generation businesses of ACE and DPL, see Notes 1, 7, 10, 11 and 15 to the Consolidated Financial Statements, included in Item 8 of Part II, and “Securitization” in the MD&A included in Item 7 of Part II.

Mid-Merit Electric Generation

For information concerning Conectiv’s mid-merit electric generating plants and related plans for construction, see “Mid-Merit Electric Generation” in the MD& A included in Item 7 of Part II.

Sales of Electric Generating Plants

For information about sales of electric generating plants during 2000-2001 and agreements for the sale of ACE’s electric generating plants, see Note 13 to the Consolidated Financial Statements included in Item 8 of  Part II.

Basic Generation Service

For information concerning Basic Generation Service (BGS), see “Basic Generation Service” within the “Common Stock Earnings From Continuing Operations” section of the MD&A, included in Item 7 of Part II, Note 10 to the Consolidated Financial Statements included in Item 8 of Part II, and “Energy Adjustment Clauses” below, within Part I.

Default Service

For information concerning Default Service, see “Default Service” within the “Common Stock Earnings From Continuing Operations” section of the MD&A included in Item 7 of Part II.

Conectiv Energy Holding Company

CEH and its subsidiaries are engaged in non-regulated electricity generation and sales, energy trading and marketing. CEH was formed effective July 1, 2000 by (a) transferring certain strategic electric generating plants of ACE and DPL to subsidiaries of CEH and (b) transferring trading, arbitrage and competitive sales of electricity and natural gas from DPL to Conectiv Energy Supply, Inc. (CESI), a subsidiary of CEH. Prior to July 1, 2000, non-regulated electricity generation and sales, energy trading and marketing were conducted primarily by DPL. CESI uses futures, options, swap agreements, and forward contracts to hedge firm commitments or anticipated transactions of energy commodities and also creates net open energy commodity positions, or trading positions. For additional information concerning energy hedging and trading activities, see Notes 1 and 12 to the Consolidated Financial Statements included in Item 8 of Part II.

As of December 31, 2001, the electric generating plants of CEH’s subsidiaries had 2,224 MW of capacity, which included 260 MW of capacity for coal-fired plants, 445 MW of capacity for oil-fired plants, 1,497 MW of capacity for combustion turbines and combined cycle generating units (which primarily use natural gas), and 22 MW of capacity for diesel units. CEH also purchased electricity under long-term contracts which provided approximately 1,300 MW of capacity and varying amounts of firm energy per hour as of December 31, 2001.

Other

In addition to the topics that are discussed within this section, information about the “Energy” business is included in Part I under the following captions: “Capacity,” “Electric Generating Plants,” “Purchased Power,” “Supplying Load,” “PJM Interconnection, L.L.C.,” “Fuel Supply for Electric Generation,” “Energy Adjustment Clauses,” “Retail Electric Rates,” “Regulated Gas Delivery and Supply,” and “Environmental Matters.”

Investments

An indirect Conectiv subsidiary holds a limited partner interest in EnerTech Capital Partners, L.P. and EnerTech Capital Partners II, L.P. (the EnerTech funds). The EnerTech funds are venture capital funds that invest in technology and service companies related to energy, utility and communication industries. Conectiv also has investments in other venture capital funds and marketable equity securities. For additional information, see “Investment income” within the “Common Stock Earnings From Continuing Operations” section of the MD&A included in Item 7 of Part II, “Accounting For Marketable Securities” with the “Critical Accounting Policies” section of the MD&A, and Note 8 to the Consolidated Financial Statements included in Item 8 of Part II.

Capacity

Capacity, measured in MW, is the capability of electric generating plants to produce electricity and may be purchased through third-party contracts. As discussed below, the PJM power pool operates a centralized capacity market, which allows PJM member companies such as Conectiv to buy or sell capacity as needed for electric utility operations. As a member of the PJM, Conectiv is obligated to maintain capacity levels, including reserves, based on its allocated share of estimated aggregate PJM capacity requirements. More capacity was purchased during 2001 than in 2000 due to the sale of electric generating plants.

Electric Generating Plants

The capacity provided by the electric generating plants of Conectiv’s subsidiaries as of December 31, 2001 is summarized in the chart below. For a more detailed listing, see Item 2, Properties. The net generating capacity available for operations at any time may be less than the total net installed generating capacity due to generating units being out of service for inspection, maintenance, repairs, or unforeseen circumstances.

	MW of Electric Generating Capacity
	Generating Units as of 12/31/01	ACE Units Subject to Sales Agreements	Generating Units Expected to be Retained*
Coal-fired generating units	731.0	471.0	260.0
Oil-fired generating units	686.0	241.0	445.0
Combustion turbines/combined cycle generating units	1,516.0	19.0	1,497.0
Diesel units	30.7	8.7	22.0

Electric generating capacity	2,963.7	739.7	2,224.0

*
Represents the electric generating units as of December 31, 2001 less ACE’s units that were subject to sales agreements as of December 31, 2001, as discussed in Note 13 to the Consolidated Financial Statements included in Item 8 of Part II.

Purchased Power

As discussed in Note 22 to the Consolidated Financial Statements included in Item 8 of Part II, as of December 31, 2001, Conectiv’s subsidiaries had long-term purchased power contracts, which provided 3,100 MW of capacity and varying amounts of firm electricity per hour during each month of a given year. Commitments for purchased capacity under contracts existing as of December 31, 2001 will decrease by approximately 1,400 MW in 2002, primarily due to the anticipated replacement of the capacity supplied by these contracts with the capacity and energy to be provided by the BGS supplier selected by the NJBPU-supervised auction process discussed below.

Supplying Load

Actual peak loads during 2001 were 2,861 MW for DPL’s default service and 2,259 MW for ACE’s BGS. Management currently forecasts peak loads in 2002 of 2,622 MW for DPL’s default service and 2,243 MW for ACE’s BGS. The decreases in the forecasted 2002 peak loads compared to the 2001 actual peak loads primarily reflect hotter weather for the 2001 peak than the weather assumed for the 2002 peak load forecast.

CESI supplies capacity and energy for DPL’s default service load under a supply agreement which ends June 30, 2004. In connection with the supply agreement, CESI assumed the rights and obligations that DPL had under agreements to purchase electricity on a long-term basis. CESI’s resources for supplying DPL’s default service load include electricity generated by CEH subsidiaries (2,224 MW of capacity) and purchased electricity, including purchases under long-term agreements (1,300 MW of capacity). This supply arrangement provides CESI the opportunity to optimize the value of its electricity supply resources, while meeting the load requirement of DPL’s default service customers.

ACE has managed its BGS supply requirement through the use of a portfolio approach, including the use of competitive bidding. During 2001, ACE supplied its BGS load requirement from a combination of long-term power purchases (1,800 MW of capacity as of December 31, 2001) and electricity generated by plants of ACE (740 MW of capacity as of December 31, 2001).

On June 29, 2001, New Jersey electric utilities, including ACE, filed a proposal with the NJBPU to use an auction process to procure electricity supply for BGS customers. ACE and the other New Jersey electric utilities proposed that the BGS supply period for which the auction be conducted be the final year of the transition period (August 1, 2002-July 31, 2003) provided for in the Electric Discount and Energy Competition Act (New Jersey Act). Under this supply arrangement, ACE, as agent for its BGS customers, will pay for electricity from the suppliers selected by the auction process and the costs associated with this supply will be subject to the regulated cost-based, rate-recovery mechanism for BGS, as discussed in Notes 1 and 10 to the Consolidated Financial Statements included in Item 8 of Part II. ACE will continue to collect BGS revenues and will continue to provide all customer related services. On February 15, 2002, the NJBPU approved the results of the auction that was held from February 4, to February 13, 2002. As result of the auction, four suppliers will provide electricity for 1,900 MW, or about 80% of ACE’s load, at a price of 5.12 cents per kilowatt-hour (kWh) beginning on August 1, 2002. The remaining 20% of ACE’s load will continue to be supplied with power purchased under ACE’s existing purchased power contracts with non-utility generators (NUGs). If there is a default by a supplier determined by the auction process, then the defaulted load will be offered to other winning bidders of the auction process, or if that is not possible, then ACE would purchase the electricity supply from the PJM Interconnection, L.L.C. (PJM), which is discussed below.

PJM Interconnection, L.L.C.

As a member of the PJM, the generation and transmission facilities of Conectiv are operated on an integrated basis with other electricity suppliers in Pennsylvania, New Jersey, Maryland, and the District of Columbia, and are interconnected with other major utilities in the eastern half of the United States. This power pool improves the reliability and operating economies of the electric systems in the group and provides capital economies by permitting shared reserve requirements. The PJM’s installed capacity as of December 31, 2001, was 59,350 MW. The PJM’s peak demand during 2001 was 54,176 MW on August 9, 2001, which resulted in a summer reserve margin of 9.1% (based on installed capacity of 59,100 MW on that date).

The PJM operates a centralized capacity credit market, enabling participants to procure or sell surplus capacity to meet reliability obligations within the PJM region.

Under the PJM Operating Agreement, bids to sell electricity (energy) may be submitted by generation facilities or sources located within the PJM control area. All power providers are paid the locational marginal price (LMP) set through the bidding process. The LMP will be higher in congested areas reflecting the price bids of those higher cost generating units that are dispatched to meet demand and alleviate the transmission constraint. Bids submitted to the PJM power pool are capped at $1,000 per megawatt hour. From time to time, moreover, the bids submitted by certain Conectiv electric generating units have been capped at cost plus 10%. In the event that all available generation within the PJM control area is insufficient to satisfy demand, the PJM may institute emergency purchases from adjoining regions. The cost of such emergency purchases is not subject to any PJM price cap.

In December 1999 and February 2000, the FERC issued orders that require all public utilities to join or form a regional transmission organization (RTO) in furtherance of the FERC’s goal to increase competition in the wholesale generation market. The FERC conditionally granted RTO status to PJM on July 12, 2001. The FERC has also directed PJM “to continue its current efforts at expanding Westward and to work with New York Independent System Operator (NYISO) and ISO New England to develop a regional transmission organization that encompasses the entire Northeast.” On January 21, 2002, the PJM and the Midwest Independent Transmission System Operator, Inc. (MISO) announced that they have executed a letter of intent to develop a single wholesale market for electricity producers and consumers in all or parts of 27 Midwest and mid-Atlantic states, the District of Columbia and the Canadian province of Manitoba. MISO, including TRANSlink and the Southwest Power Pool, has approximately 125,000 MW of generating capacity.

Fuel Supply for Electric Generation

The electric generating capacity of Conectiv by fuel type is shown above under “Electric Generating Plants.” To facilitate the purchase of adequate amounts of fuel, Conectiv enters into contracts with various suppliers of coal, oil, and natural gas on both a long- and short-term basis. Conectiv’s long-term coal contracts contain provisions for periodic and limited price adjustments, which are based on current market prices. Oil and natural gas contracts generally have shorter terms with prices determined by market-based indices. Management does not anticipate any difficulty in obtaining adequate amounts of fuel for Conectiv’s electric generating plants.

As of December 31, 2001, Conectiv’s coal-fired electric generating plants included 471 MW of capacity for electric generating units of ACE that are subject to sales agreements and 260 MW for the coal-fired units of DPL’s Edge Moor plant. During 2002, management expects that approximately half of Edge Moor’s coal requirements will be purchased under a five-year contract which expires in 2006 and the remainder of Edge Moor’s coal requirements will be purchased under purchase orders with suppliers and on the spot market.

Oil supply for Conectiv’s oil-fired electric generating units is purchased on the spot market.

Natural gas is the primary fuel for the Hay Road combined cycle complex in Delaware. As of December 31, 2001, Hay Road had 521 MW of combined cycle capacity (Units 1-4) and 348 MW of simple cycle capacity (Units 5-7). Natural gas for these generating units is purchased on a firm and secondary firm basis from suppliers such as marketers, producers, and utilities. Conectiv also owns firm or released capacity on three interstate pipelines to meet about half of Hay Road’s gas needs. The secondary fuel for the Hay Road combustion turbines is low-sulfur diesel fuel, which is purchased in the spot market. Six combustion turbines (316 MW) located in New Jersey also use natural gas as a primary fuel source, which is primarily purchased from a local gas distribution company on a semi-firm basis.

Energy Adjustment Clauses

As a result of electric utility industry restructuring, energy adjustments in DPL’s regulated retail electric tariffs were eliminated effective October 1, 1999 in Delaware, effective June 30, 2000 in Maryland, and effective January 1, 2001 in Virginia. The energy adjustment clauses, for electricity supplied, provided for collection from customers of fuel costs and purchased energy costs. Due to elimination of DPL’s energy adjustment clauses, differences between DPL’s actual energy costs for default service and the related amounts included in customer rates affect Conectiv’s earnings. For information concerning Default Service, see “Default Service” within the “Common Stock Earnings From Continuing Operations” section of the MD&A included in Item 7 of Part II.

A Gas Cost Rate (GCR) clause provides for the recovery of gas costs through regulated tariffs from DPL’s regulated gas customers. Gas costs for regulated, on-system customers are charged to operations based on costs billed to customers under the GCR clause. Any under-collection or over-collection of gas costs in a current period is generally deferred. Customers’ rates are adjusted periodically to reflect amounts actually paid by DPL for purchased gas, subject to the approval of the DPSC. Deferred costs are amortized to expense over the period that customer rates are adjusted to collect previous under-collections or refund prior over-collections.

Natural gas commodity prices and futures rose to unprecedented levels during the winter of 2000/2001 due to increased demand for gas to generate electricity, low storage levels nationally, and cold weather. DPL’s GCR was increased by 9.6% on December 1, 2000 to recover the increased natural gas commodities costs. On December 8, 2000, DPL was required by its gas service tariff to file for an additional increase of 23%, which became effective on February 1, 2001. Those rates received final approval by the DPSC on May 8, 2001. On August 31, 2001, DPL filed for a 1.3% decrease in its GCR effective with usage on and after November 1, 2001. That rate has been approved on a temporary basis, subject to the outcome of DPSC evidentiary hearings. As of December 31, 2001, DPL had deferred $25.5 million of natural gas costs in anticipation of recovering such costs from customers through the GCR.

Under the terms of restructuring ACE’s electric generation business in 1999, regulated rates charged to ACE’s BGS customers for electricity supply are intended to provide for recovery of ACE’s fuel costs, purchased energy costs, capacity purchased from non-utility electricity suppliers, and an allowed return on certain electric generating plants. After the initial four-year transition period ends July 31, 2003, customer rates are to be adjusted to recover the under-recovered costs over a reasonable period of time to be determined by the NJBPU. In recognition of this cost-based, rate-recovery mechanism, when the costs incurred by ACE in providing BGS exceed the revenues from billings to ACE’s customers for BGS, the under-recovered costs are deferred as a regulatory asset. ACE deferred costs related to providing BGS in the amounts of $143.2 million for 2001, $7.5 million for 2000 and $17.2 million for 1999. Pursuant to the terms of the 1999 restructuring of ACE’s electric generation business, during 1999-2001, the under-recovered costs were first applied to a deferred energy cost liability which was eliminated and then a regulatory asset was established ($106.3 million as of December 31, 2001). ACE’s recovery of BGS supply costs is subject to review by the NJBPU. For additional information concerning BGS, see “Basic Generation Service” within the “Common Stock Earnings From Continuing Operations” section of the MD&A included in Item 7 of Part II and Notes 1 and 10 to the Consolidated Financial Statements included in Item 8 of Part II.

Retail Electric Rates

For information concerning decreases in the electric utility rates of ACE and DPL, see Note 10 to the Consolidated Financial Statements included in Item 8 of Part II.

New Jersey Electric System Reliability Standards

On November 28, 2000, the NJBPU approved interim reliability standards which are in effect through 2002 and are intended to reduce the frequency and duration of electric system outages, as well as improve maintenance and inspection of electric facilities. Final reliability standards are expected to be adopted in late-2002, after the NJBPU reviews data submitted by New Jersey utilities, including ACE. The NJBPU could fine a utility up to $50,000 per violation of these requirements.

Cost Accounting Manual/Code of Conduct

Conectiv and its subsidiaries have cost allocation and direct charging mechanisms in place to prevent cross-subsidization of competitive activities by regulated utility activities. ACE and DPL are also subject to various Codes of Conduct that affect the relationship between their regulated activities and the unregulated activities in which they or other Conectiv subsidiaries are involved. Most of Conectiv’s unregulated activities are now conducted by subsidiaries other than ACE and DPL. In general, these Codes of Conduct: (i) limit information obtained through utility activities from being disseminated to employees engaged in non-regulated activities; (ii) restrict or prohibit sales leads, joint sales calls and joint promotions; (iii) require separation of certain employees and functions; and (iv) require separation of certain office space and facilities.

Affiliate Transactions

Certain types of transactions between ACE and DPL and their affiliates may require the prior approval of the VSCC, the NJBPU, and/or the Securities and Exchange Commission (SEC), under PUHCA regulations.

On March 15, 2000, the NJBPU adopted Interim Affiliate Relations, Fair Competition and Accounting Standards and Related Reporting Requirements (Interim Standards). A compliance audit of these interim standards was conducted during 2000. On February 2, 2002, the NJBPU approved seven uncontested recommendations of the compliance audit, which Conectiv has complied with.

Regulated Gas Delivery and Supply

DPL’s large and medium volume commercial and industrial customers may purchase gas from DPL, or directly from other suppliers and make arrangements for transporting gas purchased from these suppliers to the customers’ facilities. DPL’s transportation customers pay a fee, which may be either fixed or negotiated, for the use of DPL’s gas transmission and distribution facilities.

DPL purchases gas supplies for its customers from marketers and producers under spot market, short-term, and long-term agreements. As shown in the table below, DPL’s maximum 24-hour system capability, including natural gas purchases, storage deliveries, and the emergency sendout capability of its liquefied natural gas peak shaving plant, is 188,410 Mcf (thousand cubic feet).

	Number of Contracts	Expiration Dates	Daily Mcf
Transportation	19	2004-2016	95,332
Storage	11	2004-2013	48,078
Local Peak Shaving (emergency capability)			45,000

Total			188,410

DPL experienced an all-time daily peak in combined firm sales and transportation sendout of 175,059 Mcf on January 17, 2000. DPL’s liquefied natural gas peak shaving plant liquefies, stores, and re-gasifies natural gas in order to provide supplemental gas or to maintain adequate operating pressures to avoid or respond to pipeline supply shortfalls or system emergencies.

Capital Spending and Financing Program

For financial information concerning Conectiv’s capital spending and financing program, refer to “Liquidity and Capital Resources” in the MD&A included in Item 7 of Part II, and Notes 16 to 20 to the Consolidated Financial Statements, included in Item 8 of Part II.

Conectiv’s ratios of earnings to fixed charges under the SEC Method are shown below.

	Year Ended December 31,
	2001	2000	1999	1998	1997
Ratio of Earnings to Fixed Charges (SEC Method)	3.80	2.33	2.20	2.55	2.72

Under the SEC Method, earnings, including Allowance For Funds Used During Construction, are income from continuing operations plus income taxes and fixed charges, less non-utility capitalized interest and undistributed earnings of equity method investees. Fixed charges include gross interest expense, the estimated interest component of rentals, and preferred stock dividend requirements of subsidiaries. Preferred stock dividend requirements for purposes of computing the ratio have been increased to an amount representing the pre-tax earnings that would be required to cover such dividend requirements. The ratios of earnings to fixed charges for 2000-1997 have been restated to reflect discontinued telecommunication operations, which is discussed in Note 5 to the Consolidated Financial Statements, included in Item 8 of Part II.

Environmental Matters

Conectiv’s subsidiaries are subject to various federal, regional, state, and local environmental regulations, including air and water quality control, oil pollution control, solid and hazardous waste disposal, and limitations on land use. Permits are required for construction projects and the operation of existing and planned facilities. Conectiv has incurred, and expects to continue to incur, capital expenditures and operating costs because of environmental considerations and requirements. Conectiv has a continuing program to assure compliance with the environmental standards adopted by various regulatory authorities.

Included in Conectiv’s forecasted capital requirements are construction expenditures for compliance with environmental regulations, which are estimated to be $6 million in 2002.

Air Quality Regulations

The federal Clean Air Act required utilities and other industries to significantly reduce emissions of air pollutants such as sulfur dioxide (SO2) and oxides of nitrogen (NOx) by 2000. Under Title I of the Clean Air Act (Ozone Attainment), a third phase of NOx reductions are required in the Northeast Ozone Transport Region by 2003. This requirement is expected to result in reductions of NOx during the ozone season (May through September) of up to 85% below baseline years for a 22-state region, which includes New Jersey, Delaware, Pennsylvania, Maryland and Virginia. Compliance with the emission standards may be attained through changes to electric generating units or the purchase of allowances under a market-based allowance system established by the United States Environmental Protection Agency (USEPA). New Jersey has a similar system.

On January 31, 2002, ACE notified the New Jersey Department of Environmental Protection (NJDEP) that it was unable to procure all of the 2001 Discrete Emission Reductions (DERs) required by January 30, 2002 under New Jersey’s NOx Reasonably Available Control Technology (RACT) rules. The deficiency is related to the removal of Public Service Electric & Gas Company’s DER credits from the market under a January 2002 consent decree. Management has initiated discussions with the NJDEP about this matter but is unable to predict the outcome of those discussions or the impact (if any) of the unavailability of New Jersey NOx DERs on the operation of Conectiv-owned electric generating units requiring such credits.

Under Title III of the Clean Air Act, the USEPA is currently developing MACT (Maximum Achievable Control Technology) standards for several listed chemicals, including mercury from coal-fired plants and nickel from oil-fired plants. Regulations are scheduled to be drafted by the end of 2002 and promulgated in 2003, with compliance anticipated three years later. A plan for compliance will be developed when the rules are final.

The USEPA requested data from a number of electric utilities regarding older coal-fired units in order to determine compliance with the regulations for the Prevention of Significant Deterioration of Air Quality (PSD). A number of settlements of litigation brought as a result of such inquires alleging violations of so-called new source standards have been announced. Beginning on February 23, 2000, ACE received a number of requests for data from the USEPA and the NJDEP on coal-fired operations at the Deepwater and B.L. England electric generating stations. In response to USEPA and NJDEP requests, data was submitted throughout 2000 and 2001 and continues to be submitted. At this time it is not possible to predict the impact of these data requests, if any, on Deepwater or B.L. England operations, including whether these inquiries will result in litigation.

On July 11, 2001, the NJDEP denied ACE’s request to renew a permit variance, effective through July 30, 2001, that authorized Unit 1 at the B.L. England station to burn coal containing greater than 1% sulfur. ACE has appealed the denial. The NJDEP has issued a stay of the denial to authorize ACE to operate Unit 1 with the current fuel until June 30, 2002 and an addendum to the permit/certificate to operate authorizing a trial burn of coal with a sulfur content less than 2.6%. Management is not able to predict the outcome of ACE’s appeal.

Water Quality Regulations

The Clean Water Act imposes effluent limitations to regulate the discharge of pollutants, including heat, into the waters of the United States. National Pollution Discharge Elimination System (NPDES) permits issued by state environmental regulatory agencies specify effluent limitations, monitoring requirements, and special conditions with which facilities discharging waste-waters must comply. To ensure that water quality is maintained, permits are issued for a term of five years and are modified as necessary to reflect requirements of new or revised regulations or changes in facility operations.

ACE holds New Jersey Pollution Discharge Elimination System (NJPDES) permits issued by the NJDEP for the Deepwater and B.L. England electric generation stations. The NJPDES permit for the Deepwater Station expired in 1991. The permit has been administratively extended and the plant continues to operate under the conditions of the existing permit while negotiations are underway for permit renewal. The NJPDES permit for the B.L. England electric generation station expired in December 1999, but has been administratively extended and the plant continues to operate under the conditions of the existing permit until a renewal permit is issued by NJDEP.

A Conectiv subsidiary holds a NPDES permit for the Edge Moor Power Plant. Required studies to determine impacts on aquatic organisms by the plant’s intake structures are underway. The studies began in 1999 and will be completed in 2002. The results of these studies are expected to determine whether upgrades to intake structures are required to meet environmental requirements.

Hazardous Substances

The nature of the electric and gas utility businesses results in the production and/or handling of various by-products and substances, which may contain substances defined as hazardous under federal or state statutes. The disposal of hazardous substances can result in costs to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Conectiv’s liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of current and past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean up-related issues (including whether a Conectiv subsidiary or a corporate predecessor is responsible for conditions on a particular parcel).

Conectiv’s current liabilities included $17.7 million as of December 31, 2001 ($9.8 million as of December 31, 2000) for potential clean-up and other costs related to sites at which a Conectiv subsidiary is a potentially responsible party or alleged to be a third-party contributor. The accrued liability as of December 31, 2001 includes $11.0 million for remediation and other costs associated with environmental contamination that resulted from an oil release at the Indian River power plant (which was sold on June 22, 2001) and reflects the terms of a related consent agreement reached with the Delaware Department of Natural Resources during 2001. Conectiv does not expect such future costs to have a material effect on its financial position or results of operations.

Executive Officers

The names, ages, and positions of all of the executive officers of Conectiv as of December 31, 2001, are listed below, along with their business experience during the past five years. Officers are elected annually by Conectiv’s Board of Directors. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

Executive Officers of Conectiv
(As of December 31, 2001)

Name, Age and Position	Business Experience During Past 5 Years
Howard E. Cosgrove, 58 Chairman of the Board and Chief Executive Officer
Chairman of the Board and Chief Executive Officer of Conectiv since 1998. Chairman, President and Chief Executive Officer of DPL since 1992. Director of DPL since 1986. Director of the Federal Reserve Board. Chairman of the Board of Trustees of the University of Delaware.

Thomas S. Shaw, 54 President and Chief Operating Officer	Elected 2000 as President and Chief Operating Officer of Conectiv. Elected 1998 as Executive Vice President of Conectiv. Elected 1992 as Senior Vice President of DPL.

John C. van Roden, 52 Senior Vice President and Chief Financial Officer
Elected 1998 as Senior Vice President and Chief Financial Officer of Conectiv. Principal, Cook and Belier, Inc. in 1998. Senior Vice President/Chief Financial Officer and Vice President/Treasurer, Lukens, Inc. from 1987 to 1998.

Barbara S. Graham, 53 Senior Vice President
Elected 1999 as Senior Vice President of Conectiv. Elected 1998 as Senior Vice President and Chief Financial Officer of Conectiv. Elected 1994 as Senior Vice President, Treasurer and Chief Financial Officer of DPL.

Joseph M. Rigby, 45 Senior Vice President
Elected 2000 as Senior Vice President of Conectiv. 1999, Vice President, Electric Delivery, Conectiv. 1998, Vice President, Gas Delivery, Conectiv. 1997,Vice President, Merger Integration Team, Conectiv.

William H. Spence, 44 Senior Vice President	Elected 2000 as Senior Vice President of Conectiv. Vice President and General Manager of Merchant Energy, Conectiv, 1998-1999. Director of Merchant Energy, DPL, 1996-1997.

James P. Lavin, 54 Controller and Chief Accounting Officer	Elected 1998 as Controller of Conectiv. Elected 1993 as Comptroller, DPL.

ITEM 2.    PROPERTIES

Electric Generating Station	Location	Generating Capacity (kilowatts)
Coal-Fired
Edge Moor	Wilmington, DE	260,000
B L England	Beesley’s Pt., NJ	284,000	*
Conemaugh	New Florence, PA	65,000	*
Keystone	Shelocta, PA	42,000	*
Deepwater	Pennsville, NJ	80,000	*

		731,000

Oil-Fired
Edge Moor	Wilmington, DE	445,000
B L England	Beesley’s Pt., NJ	155,000	*
Deepwater	Pennsville, NJ	86,000	*

		686,000

Combustion Turbines/Combined Cycle
Hay Road Units 1-4	Wilmington, DE	521,000
Hay Road Units 5-7	Wilmington, DE	348,000
Cumberland	Millville, NJ	84,000
Sherman Avenue	Vineland, NJ	81,000
Middle	Rio Grande, NJ	77,000
Carll’s Corner	Upper Deerfield Twp., NJ	73,000
Cedar	Cedar Run, NJ	68,000
Missouri Avenue	Atlantic City, NJ	60,000
Mickleton	Mickleton, NJ	59,000
Christiana	Wilmington, DE	45,000
Deepwater	Pennsville, NJ	19,000	*
Edge Moor	Wilmington, DE	13,000
Madison Street	Wilmington, DE	11,000
West	Marshallton, DE	15,000
Delaware City	Delaware City, DE	16,000
Tasley	Tasley, VA	26,000

		1,516,000

Diesel Units
Crisfield	Crisfield, MD	10,000
Bayview	Bayview, VA	12,000
B L England	Beesley’s Pt., NJ	8,000	*
Keystone	Shelocta, PA	300	*
Conemaugh	New Florence, PA	400	*

		30,700

Total Electric Generating Capacity		2,963,700

*
Wholly owned (B.L. England and Deepwater) and jointly owned (Conemough and Keystone) electric generating plants of ACE that were subject to sales agreements as of December 31, 2001, as discussed in Note 13 to the Consolidated Financial Statements included in Item 8 of Part II.

        The electric properties of Conectiv’s subsidiaries are located in New Jersey, Delaware, Maryland, Virginia, and Pennsylvania. The above table sets forth the summer electric generating capacity of the electric generating plants owned by Conectiv’s subsidiaries.

Substantially all utility plant and properties of DPL and ACE are subject to liens of the Mortgages under which First Mortgage Bonds are issued.

On a combined basis, the electric transmission and distribution systems of ACE and DPL include 2,645 transmission poleline miles of overhead lines, 5 transmission cable miles of underground cables, 14,999 distribution poleline miles of overhead lines, and 7,766 distribution cable miles of underground cables.

DPL has a liquefied natural gas plant located in Wilmington, Delaware, with a storage capacity of 3.045 million gallons and an emergency sendout capability of 45,000 Mcf per day. DPL also owns eight natural gas city gate stations at various locations in its gas service territory. These stations have a total sendout capacity of 200,000 Mcf per day.

The following table sets forth DPL’s gas pipeline miles:

Transmission Mains	111	*
Distribution Mains	1,650
Service Lines	1,197

*	Includes 7.2 miles of joint-use gas pipeline that is used 10% for gas operations and 90% for electric generation.

Conectiv and its subsidiaries also own and occupy a number of properties and buildings that are used for office, service, and other purposes.

ITEM 3.    LEGAL PROCEEDINGS

Information reported under the heading “Other” in Note 25 to the Consolidated Financial Statements included in Item 8 of Part II, concerning an action filed in a New Jersey Superior Court by the City of Vineland, is incorporated by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders of Conectiv, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Conectiv common stock and Conectiv Class A common stock are listed on the New York Stock Exchange.

As of December 31, 2001, there were 60,339 holders of Conectiv’s common stock and 26,830 holders of Conectiv’s Class A common stock.

Conectiv common stock

	2001			2000
	Dividend Declared	Price		Dividend Declared	Price
		High	Low		High	Low
First Quarter	$0.22	$22.50	$17.18	$0.22	$18.25	$13.44
Second Quarter	0.22	22.89	21.34	0.22	18.81	15.00
Third Quarter	0.22	24.00	21.73	0.22	19.19	15.50
Fourth Quarter	0.22	24.55	23.06	0.22	20.75	15.81

Conectiv Class A common stock

	2001			2000
	Dividend Declared	Price		Dividend Declared	Price
		High	Low		High	Low
First Quarter	$0.80	$22.80	$12.62	$0.80	$32.25	$21.75
Second Quarter	0.25	20.92	19.00	0.80	24.63	19.38
Third Quarter	0.25	19.70	17.51	0.80	25.56	17.75
Fourth Quarter	0.25	20.50	19.08	0.80	20.25	8.50

Stock	Stock Symbol
Conectiv common stock	CIV (New York Stock Exchange)
Conectiv Class A common stock	CIV A (New York Stock Exchange)

Dividends on Common Stock

As discussed in Note 4 to the Consolidated Financial Statements, during the period the Conectiv/Pepco Merger Agreement is in effect, Conectiv’s dividend payments cannot exceed $0.22 per share of Conectiv common stock per quarter. The Conectiv/Pepco Merger Agreement also allows Conectiv to pay a “pro rata” dividend on common stock for any quarter during which the Conectiv/Pepco Merger becomes effective.

Conectiv’s Board of Directors declared dividends per share of common stock of $0.88 in 2001 and $0.88 in 2000 ($0.22 per share of common stock per quarter). In the second quarter of 1999, Conectiv reduced the quarterly dividend to $0.22 per share from $0.385 per share, which resulted in a dividend of $1.045 for 1999. Dividends per share of common stock represented approximately 20%, 37%, and 72% of earnings from continuing operations per share of common stock for 2001, 2000, and 1999, respectively.

Dividends on Class A Common Stock

During the three-year period ended March 31, 2001, or the “Initial Period,” the quarterly dividend on shares of Class A common stock was $0.80. As disclosed at the time of the 1998 Merger, Conectiv intends, following the Initial Period, subject to declaration by Conectiv’s Board of Directors and the obligation of the Board of Directors to consider the financial condition and regulatory environment of Conectiv and the results of its operations, to pay annual dividends on the Class A common stock at a rate equal to 90% of annualized earnings of the Class A common stock (taking into account the notional fixed charge of $40 million per year in accordance with Conectiv’s Restated Certificate of Incorporation). During the Initial Period the earnings applicable to Class A common stock were substantially less than the dividends on the Class A common stock and Conectiv’s Board of Directors may consider this fact in determining the dividend rate on Class A common stock for periods subsequent to March 31, 2001. Conectiv’s Board of Directors declared dividends per share of Class A common stock of $0.80, $0.25, $0.25, and $0.25, for the first, second, third and fourth quarters of 2001, respectively. Dividends declared per share of Class A common stock on an annual basis were $1.55 for 2001, $3.20 for 2000, and $3.20 for 1999. In comparison, earnings before extraordinary item per share of Class A common stock were $1.94 for 2001, $1.06 for 2000, and $1.14 for 1999.

As discussed in Note 4 to the Consolidated Financial Statements, after March 31, 2001 and during the period the Conectiv/Pepco Merger Agreement is in effect, dividends on Conectiv Class A common stock may be paid at an annual rate up to 90% of the earnings applicable to Class A common stock. The Conectiv/Pepco Merger Agreement also allows Conectiv to pay a “pro rata” dividend on Class A common stock for any quarter during which the Conectiv/Pepco Merger becomes effective. In April 2002, the Board of Directors is expected to consider whether to adjust the dividend paid on Class A common stock to reflect any, all, or a portion of the actual annualized earnings applicable to Class A common stock for April 1, 2001 to March 31, 2002 and determine whether to alter the Class A common stock dividend prospectively, to reflect estimated future earnings attributable to the Class A common stock.

Dividend Restrictions

Under PUHCA, Conectiv may not pay dividends on the shares of common stock and Class A common stock from an accumulated deficit or paid-in-capital without SEC approval. In the first and second quarters of 2000, Conectiv had accumulated deficits and received SEC approval for the payment of quarterly dividends on shares of common stock and Class A common stock.

Conectiv’s common dividends paid to stockholders are currently funded from the common dividends ACE and DPL pay to Conectiv. Under PUHCA, ACE and DPL are prohibited from paying a dividend from an accumulated deficit or paid-in-capital, unless SEC approval is obtained. Also, certificates of incorporation of ACE and DPL require payment of all preferred dividends in arrears (if any) prior to payment of common dividends to Conectiv, and have certain other limitations on the payment of common dividends to Conectiv. DPL’s certificate of incorporation contains limitations on the cash dividends DPL can pay to Conectiv if DPL’s common stockholder’s equity was less than 25% of DPL’s total capitalization. As of December 31, 2001, DPL’s common stockholder’s equity represented 40.5% of DPL’s total capitalization.

CONECTIV

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
	2001(1),(2)	2000(1),(3)	1999(1),(4)	1998(1),(5)	1997(1),(6)
	(Dollars in Thousands, Except Per Share Amounts)
Operating Results
Operating Revenues	$5,790,055	$4,987,677	$3,695,956	$3,064,371	$1,414,651
Operating Income	$759,215	$539,201	$392,778	$416,687	$235,851
Income From Continuing Operations	$377,522	$203,815	$143,493	$170,933	$106,890
Common Stock Information
Earnings From Continuing Operations Applicable To:
Common Stock	$366,400	$197,704	$136,554	$159,024	$106,890
Class A Common Stock	$11,122	$6,111	$6,939	$11,909	$—
Earnings From Continuing Operations Per Share Of Common Stock, Basic	$4.43	$2.36	$1.46	$1.69	$1.75
Earnings From Continuing Operations Per Share Of Common Stock, Diluted	$4.41	$2.36	$1.46	$1.69	$1.75
Earnings From Continuing Operations Per Share Of Class A Common Stock, Basic and Diluted	$1.94	$1.06	$1.14	$1.82	—
Dividends Declared Per Share of:
Common Stock	$0.88	$0.88	$1.045	$1.54	$1.54
Class A Common Stock	$1.55	$3.20	$3.20	$3.20	—
Average Shares Outstanding (000):
Common Stock	82,704	83,686	93,320	94,338	61,122
Class A Common Stock	5,742	5,742	6,110	6,561	—
Year-End Stock Price:
Common Stock	$24.49	$20 1/16	$16 13/16	$24 1/2	$23 1/16
Class A Common Stock	$20.38	$12 7/8	$29 5/8	$39 1/2	—
Book Value Per Common Share (7)	$14.25	$13.10	$12.38	$17.21	$15.59
Capitalization
Common Stockholders' Equity	$1,264,101	$1,160,269	$1,138,173	$1,843,161	$954,496
Preferred Stock of Subsidiaries:
Not Subject to Mandatory Redemption	35,813	95,933	95,933	95,933	89,703
Subject to Mandatory Redemption	12,450	23,950	23,950	23,950	—
Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures	165,000	165,000	165,000	165,000	70,000
Variable Rate Demand Bonds (VRDB) (8)	158,430	158,430	158,430	125,100	71,500
Long-Term Debt	1,356,003	2,021,789	2,124,898	1,746,562	983,672
Long-Term Capital Lease Obligation	742	13,744	30,395	36,603	19,877

Total Capitalization with VRDB	$2,992,539	$3,639,115	$3,736,779	$4,036,309	$2,189,248

Other Information
Total Assets	$6,260,363	$6,463,621	$6,138,462	$6,087,674	$3,015,481
Capital Expenditures	$603,355	$390,540	$320,395	$224,831	$156,808

(1)
As discussed in Note 5 to the Consolidated Financial Statements herein, Conectiv sold substantially all of the assets of the Telecommunication business segment on November 14, 2001. Accordingly, the operating results for the Telecommunication business segment are classified as discontinued operations within the Consolidated Statements of Income. The Selected Financial Data shown above exclude the operating results of the discontinued Telecommunication business segment.

(2)
In 2001, as discussed in Note 13 to the Consolidated Financial Statements, a gain on the sale of electric generating plants increased operating revenues and operating income by $297.1 million, income from continuing operations by $175.0 million, and earnings from continuing operations per share of common stock by $2.12. In 2001, as discussed in Note 11 to the Consolidated Financial Statements, primarily due to recognition of a previously deferred gain on the termination of a purchased power contract, earnings from continuing operations increased $41.4 million and earnings from continuing operations per share of common stock increased by $0.50. As discussed in Note 4 to the Consolidated Financial Statements, in 2001,

costs related to the planned merger involving Conectiv and Potomac Electric Power Company (Pepco) decreased operating income by $17.0 million, income from continuing operations by $11.0 million and earnings from continuing operations per share of common stock by $0.13.
(3)
In 2000, as discussed in Note 6 to the Consolidated Financial Statements, special charges related to the sale of businesses decreased operating income by $25.2 million, income from continuing operations by $23.4 million, and earnings from continuing operations per share of common stock by $0.28. In 2000, as discussed in Note 13 to the Consolidated Financial Statements, a gain on the sale of the ownership interests of Delmarva Power & Light Company (DPL) in nuclear electric generating plants increased operating income by $16.6 million, and income from continuing operations by $12.8 million, and earnings from continuing operations per share of common stock by $0.15.

(4)
In 1999, as discussed in Note 6 to the Consolidated Financial Statements, special charges primarily related to asset impairments decreased operating income by $105.6 million, income from continuing operations by $71.6 million, earnings from continuing operations per share of common stock by $0.75, and earnings from continuing operations per share of Class A common stock by $0.30.

(5)
DPL and Atlantic City Electric Company (ACE) became wholly owned subsidiaries of Conectiv (the 1998 Merger) on March 1, 1998. The 1998 Merger was accounted for under the purchase method of accounting, with DPL as the acquirer. In 1998, as discussed in Note 6 to the Consolidated Financial Statements, special charges associated with the 1998 Merger decreased operating income by $27.7 million, income from continuing operations by $16.8 million, and earnings from continuing operations per share of common stock by $0.18.

(6)
In 1997, the gain on the sale of a landfill and waste-hauling company increased income from continuing operations by $13.7 million and earnings from continuing operations per share of common stock by $0.22.

(7)	Under the terms of Conectiv's Restated Certificate of Incorporation, Conectiv common stock and Conectiv Class A common stock have the same book value per common share.
(8)
Although Variable Rate Demand Bonds are classified as current liabilities, management intends to use these bonds as a source of long-term financing, as discussed in Note 20 to the Consolidated Financial Statements.

CONECTIV

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (Litigation Reform Act) provides a “safe harbor” for forward-looking statements to encourage such disclosures without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used herein, the words “intend,” “will,” “anticipate,” “estimate,” “expect,” “believe,” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: the effects of deregulation of electricity generation, including securitization of stranded costs, and the unbundling of delivery services; the ability to purchase power on acceptable terms; volatility in market demand and prices for energy, capacity, and fuel; changes in weather and economic conditions affecting energy usage; operating performance of power plants; competition; results of any asset sales; energy sales retention and growth; federal and state regulatory actions and legislation affecting the energy industry; future litigation results; costs of construction; operating restrictions; effects of environmental regulations on operations and construction; and interest rate fluctuations and credit market concerns. Conectiv undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing list of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made prior to the effective date of the Litigation Reform Act.

Overview

Effective March 1, 1998, Delmarva Power & Light Company (DPL) and Atlantic Energy, Inc. consummated a series of transactions (the 1998 Merger) by which DPL and Atlantic City Electric Company (ACE) became wholly owned subsidiaries of Conectiv. Conectiv owns other subsidiaries in addition to ACE and DPL, including Conectiv Energy Holding Company (CEH). References herein to Conectiv may mean the activities of one or more subsidiary companies.

ACE and DPL are public utilities that supply and deliver electricity in service areas located in the southern one-third of New Jersey and the Delmarva Peninsula (Delaware and portions of Maryland and Virginia), respectively. DPL also supplies and delivers natural gas to its customers in New Castle County, Delaware. Certain aspects of the retail utility businesses of ACE and DPL are regulated; however, the customers of ACE and DPL may elect to choose an alternative electricity supplier. ACE and DPL deliver electricity to all customers in their service territories, including customers who have chosen an alternative supplier. DPL’s retail utility businesses are regulated by the Delaware Public Service Commission (DPSC), Maryland Public Service Commission (MPSC), and the Virginia State Corporation Commission (VSCC). ACE’s retail utility business is regulated by the New Jersey Board of Public Utilities (NJBPU). For retail sales subject to price regulation, the percentages of retail electric and gas utility operating revenues regulated by each regulatory commission for the year ended December 31, 2001, were as follows: NJBPU, 46.0%; DPSC, 36.0%; MPSC, 16.3%; and VSCC, 1.7%.

The electricity generation businesses of ACE and DPL were restructured in 1999, pursuant to state electric restructuring legislation and the issuance of restructuring orders by state regulatory commissions. Based on these orders, ACE and DPL determined that the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71) no longer applied to their electricity generation businesses and an extraordinary charge to 1999 earnings resulted, as discussed in Note 7 to the Consolidated Financial Statements.

CEH and its subsidiaries are engaged in non-regulated electricity generation and sales, energy trading and marketing. Energy trading is conducted by the CEH subsidiary Conectiv Energy Supply, Inc. (CESI). CEH’s operations began on July 1, 2000, coincident with the transfer of certain electric generating plants from ACE and DPL to CEH subsidiaries. Prior to July 1, 2000, non-regulated electricity generation and sales, energy trading and marketing were conducted primarily by DPL. See Note 12 to the Consolidated Financial Statements for information about energy trading and risk management activities.

As discussed under “Mid-Merit Electric Generation” within Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), by building new “mid-merit” electric generating plants and selling electric generating plants designed to serve baseload demand, Conectiv has altered the focus of its electric generation operations. During 2001, Conectiv developed sites and purchased equipment for future mid-merit electric generating plants and began operating three newly-installed combustion turbines, with 348 megawatts (MW) of capacity. During 2000 and 2001, ACE, DPL, and another Conectiv subsidiary sold ownership interests in certain non-strategic electric generating plants that included nuclear electric generating plants (714 MW) and fossil fuel-fired electric generating plants (1,081 MW). Additional information about sales of electric generating plants during 2000-2001 and agreements for the sale of ACE’s ownership interests in fossil fuel-fired electric generating plants (740 MW) is discussed in Note 13 to the Consolidated Financial Statements and below under “Common Stock Earnings From Continuing Operations” and “Agreements for the Sales of Electric Generating Plants.”

During 2001 and 2000, Conectiv also exited from certain business activities. On November 14, 2001, Conectiv sold substantially all of the telecommunication business assets of Conectiv Communications Inc. (CCI). The operating results for CCI’s telecommunication business are classified in Conectiv’s Consolidated Statements of Income as “Discontinued Telecommunications Operations.” During 2000, Conectiv sold its heating, ventilation, and air conditioning (HVAC) business and portions of Conectiv Thermal Systems, Inc. (CTS), which constructs and operates district heating and cooling systems. Conectiv also exited from the competitive retail energy business (supplying electricity and gas in deregulated retail markets), during mid-2000 to early-2001.

Agreement for the Acquisition of Conectiv

On February 9, 2001, the Boards of Directors of Conectiv and Potomac Electric Power Company (Pepco) approved an Agreement and Plan of Merger (Conectiv/Pepco Merger Agreement) under which Pepco will acquire Conectiv for a combination of cash and stock and Conectiv and Pepco will become wholly-owned subsidiaries of Pepco Holdings, Inc. (the Conectiv/Pepco Merger). Pepco Holdings, Inc. is expected to be a registered holding company under the Public Utility Holding Company Act of 1935. Approximately 67% of the shares of Pepco Holdings, Inc. are expected to be owned by Pepco stockholders and 33% of the shares of Pepco Holdings, Inc. are expected to be owned by Conectiv stockholders.

The stockholders of Conectiv and Pepco voted in 2001 to approve the Conectiv/Pepco Merger. Consummation of the Conectiv/Pepco Merger is subject to various statutory and regulatory approvals. Certain approvals have been obtained, including approvals by the Federal Energy Regulatory Commission (FERC), the VSCC and the Pennsylvania Public Utility Commission. Merger clearance also has been obtained from the Federal Trade Commission and the U.S. Department of Justice. Regulatory approvals are being sought for settlement agreements that have been reached in Delaware, Maryland and the District of Columbia concerning the Conectiv/Pepco Merger. In New Jersey, hearings have been held. Management currently expects the Conectiv/Pepco Merger to close in the second quarter of 2002, subject to timely receipt of various statutory and regulatory approvals.

The consideration to be received by Conectiv stockholders will be based on an exchange ratio, computed by dividing $25.00 by the volume-weighted average of the closing trading prices of Pepco common stock for 20 trading days randomly selected by lot out of 30 consecutive trading days ending on the fifth business day immediately preceding the closing date of the transaction (Average Final Price). Holders of Conectiv common stock and Conectiv Class A common stock may elect to exchange their shares for cash, Pepco Holdings, Inc. common stock, or a combination of cash and Pepco Holdings, Inc. common stock. Such elections will be subject to a proration procedure that will cause the aggregate consideration paid to holders of Conectiv common stock and Conectiv Class A common stock to be 50% cash and 50% Pepco Holdings, Inc. common stock.

If the Average Final Price is from $19.50 to $24.50, then (i) Conectiv stockholders electing to receive cash would receive $25 per share of Conectiv common stock exchanged and $21.69 per share of Conectiv Class A common stock exchanged, and (ii) Conectiv stockholders electing to receive Pepco Holdings, Inc. common stock would receive a number of shares of Pepco Holdings, Inc. common stock determined by the exchange ratio, which is intended to provide holders of Conectiv common stock with a number of shares of Pepco Holdings, Inc. common stock having a value of $25.00 and holders of Conectiv Class A common stock with a number of shares of Pepco Holdings, Inc. common stock having a value of $21.69. If the Average Final Price is below $19.50, then the holder of one share of Conectiv common stock and the holder of one share of Conectiv Class A common stock exchanged for stock and/or cash will receive consideration with a value of less than $25.00 and $21.69, respectively. If the Average Final Price is above $24.50, then the holder of one share of Conectiv common stock and the holder of one share of Conectiv Class A common stock exchanged for stock and/or cash will receive consideration with a value of more than $25.00 and $21.69, respectively. If the Average Final Price is less than $16.50, Conectiv may terminate the Conectiv/Pepco Merger Agreement, unless Pepco provides consideration in stock and/or cash of $21.15 for each share of Conectiv common stock and $18.35 for each share of Class A common stock.

During the period the Conectiv/Pepco Merger Agreement is in effect, Conectiv’s dividend payments cannot exceed $0.22 per share of Conectiv common stock per quarter. Conectiv’s dividend payments on Class A common stock were restricted to $0.80 per share per quarter through March 31, 2001, under the Conectiv/Pepco Merger Agreement; after March 31, 2001, dividends on Conectiv Class A common stock may be paid at an annual rate up to 90% of the earnings applicable to Class A common stock. The Conectiv/Pepco Merger Agreement also allows Conectiv to pay a “pro rata” dividend on common stock and/or Class A common stock for any quarter during which the Conectiv/Pepco Merger becomes effective.

For additional information concerning the Conectiv/Pepco Merger, see Note 4 to the Consolidated Financial Statements.

Common Stock Earnings from Continuing Operations

Earnings applicable to common stock from continuing operations were as follows: $366.4 million or $4.43 per share of common stock for 2001 (82,704,000 average shares outstanding); $197.7 million or $2.36 per share of common stock for 2000 (83,686,000 average shares outstanding); and $136.6 million or $1.46 per share of common stock for 1999 (93,320,000 average shares outstanding). The items that contributed to earnings per share of common stock from continuing operations are listed in the table below and are explained by the accompanying text.

After-tax contribution to earnings per share of common stock from continuing operations

	2001	2000	1999
(1) Energy, power delivery, and other businesses	$2.04	$2.45	$2.04
(2) Gains on sales of electric generating plants	2.12	0.15	—
(3) Gain on contract termination	0.50	—	—
(4) Investment income (loss)	(0.10)	0.13	0.27
(5) Conectiv/Pepco Merger costs	(0.13)	—	—
(6) Special charges	—	(0.28)	(0.75)
(7) HVAC operations	—	(0.09)	(0.10)

	$4.43	$2.36	$1.46

(1)  Energy, Power Delivery, and Other Businesses

The Energy business segment includes (a) the generation, purchase, trading and sale of electricity, including the obligations of ACE and DPL to supply electricity to customers who do not choose an alternative electricity supplier; (b) gas and other energy supply and trading activities, (c) power plant operation services, and (d) district heating and cooling systems operation and construction services provided by CTS. The Power Delivery business segment includes activities related to delivery of electricity and gas to customers at regulated prices over transmission and distribution systems.

Basic Generation Service

Through July 31, 2002, ACE is obligated to provide Basic Generation Service (BGS); this service entails supplying electricity to customers in ACE’s service area who do not choose an alternative supplier. The 2001 Final Decision and Order of the NJBPU concerning restructuring the electric generation business of ACE provided for the recovery through customer rates of the costs incurred by ACE in providing BGS, including an allowed return on certain electric generating plants, the above-market portion of the cost of power purchased from non-utility generators (NUGs), and the above-market portion of costs associated with generating power for BGS customers. In recognition of this cost-based, rate-recovery mechanism, when the costs incurred by ACE in providing BGS exceed the revenues from billings to ACE’s customers for BGS, the under-recovered costs are deferred as a regulatory asset.

ACE deferred costs related to providing BGS (“deferred electric service costs”) in the amounts of $143.2 million for 2001, $7.5 million for 2000 and $17.2 million for 1999, reflecting management’s assessment that these costs are probable of future recovery. If management had been unable to conclude that recovery of these costs in the future is probable, then net income would have decreased by approximately $84.7 million for 2001, $4.4 million for 2000, and $10.2 million for 1999. The increase in deferred expenses for 2001 reflects the cumulative effect of rate decreases and more electricity purchased, partly due to “Wholesale Transaction Confirmation Letter Agreements” under which ACE sold its interest in the kilowatt-hour (kWh) output of nuclear electric generating plants. Pursuant to the terms of the 1999 restructuring of ACE’s electric generation business, during 1999-2001, the under-recovered costs were first applied to a deferred energy cost liability which was eliminated and then a regulatory asset was established ($106.3 million as of December 31, 2001). After the initial four-year transition period ends July 31, 2003, customer rates are to be adjusted to recover the deferred cost balance over a reasonable period of time to be determined by the NJBPU. ACE’s recovery of the deferred costs is subject to review by the NJBPU.

On June 29, 2001, New Jersey electric utilities, including ACE, filed with the NJBPU a proposal to use an auction process to procure electricity supply for BGS customers. ACE and the other New Jersey electric utilities proposed that the BGS supply period for which the auction would be conducted be the final year of the transition period (August 1, 2002-July 31, 2003) provided for in the Electric Discount and Energy Competition Act (New Jersey Act). Under this supply arrangement, ACE, as agent for its BGS customers, will pay for electricity from the suppliers selected by the auction process and the costs associated with this supply will be subject to the regulated cost-based, rate-recovery mechanism for BGS. ACE will continue to collect BGS revenues and will continue to provide all customer-related services. On February 15, 2002, the NJBPU approved the results of the auction that was held from February 4, to February 13, 2002. As result of the auction, four suppliers will provide electricity for 1,900 MW, or about 80% of ACE’s load, at a price of 5.12 cents per kWh beginning on August 1, 2002. The remaining 20% of ACE’s load will continue to be supplied with power purchased under ACE’s existing purchased power contracts with NUGs. If there is a default by a supplier determined by the auction process, then the defaulted load will be offered to other winning bidders of the auction process, or if that is not possible, then ACE would purchase the electricity supply from the PJM.

Default Service

As part of electric utility restructuring in 1999, DPL is required to supply electricity to Delaware and Maryland customers who do not choose an alternative electricity supplier (default service). Differences between DPL’s actual energy costs for default service and the related amounts included in customer rates affect Conectiv’s earnings because rates currently are not adjusted for such differences. In Delaware, DPL’s initial default service periods are the three years ending September 30, 2002 for non-residential customers and the four years ending September 30, 2003 for residential customers. Under the terms of a settlement agreement related to the Conectiv/Pepco Merger, which is awaiting DPSC approval, DPL would continue providing default service to Delaware customers until May 1, 2006. For Maryland customers, DPL is required to provide default service during the three years ending July 1, 2003 for non-residential customers and the four years ending July 1, 2004 for residential customers. Prior to July 1, 2003, the MPSC is expected to determine how default service will be supplied after the termination of DPL’s initial default service periods in Maryland.

Operating Results for 2001 Compared to 2000

The contribution to earnings per share of common stock outstanding by “Energy, Power Delivery, and Other Businesses” decreased by $0.41 to $2.04 for 2001, from $2.45 for 2000. This decrease was mainly attributed to a $78.5 million decrease in “Earnings Before Interest and Taxes” for the Energy business segment, as disclosed in Note 26 to the Consolidated Financial Statements.

Earnings of the Energy business segment were adversely affected by higher average energy costs experienced in supplying electricity to DPL’s default electric service customers, reflecting an increase in purchased power due to the sales of electric generating plants. The Energy business earnings decrease also reflects the effect of lower average market prices for natural gas, which resulted in lower gas trading earnings and hedging losses for natural gas used by electric generating plants. During the twelve-month period ending December 31, 2002, a net after-tax loss of $39.3 million associated with energy commodity hedging is expected to be reclassified from accumulated other comprehensive income into earnings. The 2001 earnings of the Energy and Power Delivery business segments also reflect decreases from higher pension and other postretirement benefit expenses. Earnings for 2001 were favorably impacted by lower interest expense, primarily a result of debt redemptions and lower rates on variable rate debt, gains on coal trading, and a gain of $0.12 per share of common stock from termination of DPL’s membership in a nuclear industry mutual insurance company (NEIL).

Operating Results for 2000 Compared to 1999

The contribution to earnings per share of common stock by “Energy, Power Delivery, and Other Businesses” increased $0.41 to $2.45 in 2000, from $2.04 in 1999. The $0.41 increase in contribution to earnings per share of common stock was primarily due to higher profits from Conectiv’s non-regulated wholesale energy marketing and trading operations, higher earnings from a non-utility generation joint venture, and lower pension and other postretirement benefit costs. Earnings per share of common stock also benefited from repurchases of common stock and from discontinuing the application of SFAS No. 71 in the third quarter of 1999, which decreased purchased capacity and depreciation costs. These positive variances were partly offset by the revenue decrease from reductions in regulated Power Delivery customer rates that resulted from electric utility restructuring in mid- to late-1999 and the effect of higher average energy prices incurred by DPL in supplying electricity to customers.

Energy Commodity Market Risk

Conectiv’s participation in energy markets results in exposure to commodity market risk. Conectiv has controls in place that are intended to keep risk exposures within certain management-approved risk tolerance levels. For information concerning commodity market risk, see “Quantitative and Qualitative Disclosures About Market Risk,” included herein.

(2)  Gains on sales of electric generating plants

Sales of Electric Generating Plants Completed in 2001

On June 22, 2001, the ownership interests of DPL and another Conectiv subsidiary in plants and related inventory that had a net carrying value of $310.8 million and electric generating capacity of 1,080.8 MW were sold to NRG Energy, Inc. (NRG) for cash proceeds of approximately $641.7 million, subject to final adjustments for inventory and other items. A gain of $297.1 million before taxes ($175.0 million after taxes or $2.12 per share of common stock) resulted from the sale and is included in operating revenues in the 2001 Consolidated Statement of Income.

On October 18, 2001, ACE sold for $29.6 million its 7.51% (164 MW) interest in Peach Bottom Atomic Power Station (Peach Bottom), 7.41% interest (167 MW) in Salem Nuclear Generating Station (Salem) and 5.0% interest (52 MW) in Hope Creek Nuclear Generating Station (Hope Creek) and the related nuclear fuel to the utilities that operate the plants. ACE’s trust funds and obligation for decommissioning the plants were transferred to the purchasers in conjunction with the sale. The net assets sold had a carrying value of $27.3 million, which reflects a write-down in 1999 related to discontinuing SFAS No. 71. ACE used $20.5 million of the proceeds to repay the lease obligations related to the nuclear fuel. There was a $2.4 million pre-tax gain on the sale, which did not affect earnings due to the terms of the 1999 restructuring of the electricity generation business of ACE; instead, the pre-tax gain on the sale decreased the balance of deferred recoverable stranded costs.

Sales of Electric Generating Plants Completed in 2000

On December 29, 2000, DPL sold for $32.5 million its 7.51% (164 MW) interest in Peach Bottom and 7.41% (167 MW) interest in Salem and the related nuclear fuel to the utilities that operate the plants. DPL’s trust funds and obligation for decommissioning the plants were transferred to the purchasers in conjunction with the sale. The net assets sold had a carrying value of $15.1 million, which reflects a write-down in 1999 related to discontinuing SFAS No. 71. DPL used $25.6 million of the proceeds to repay the lease obligations related to the nuclear fuel. A gain of $16.6 million before income taxes ($12.8 million after income taxes, or $0.15 per share of Conectiv common stock) resulted from these sales, which is included in operating revenues in the 2000 Consolidated Statement of Income.

(3)  Gain on contract termination

Prior to June 29, 2001, Conectiv subsidiaries held a 50% interest in Pedricktown Cogeneration Limited Partnership (Pedricktown), a NUG. ACE had purchased electricity from Pedricktown until December 1999, when ACE paid $228.5 million to terminate its contract with Pedricktown. Pedricktown realized a gain on the contract termination. The Conectiv subsidiaries’ shares of Pedricktown’s gain on the contract termination was deferred on Conectiv’s balance sheet because ACE had not received the Final Decision and Order of the NJBPU concerning electric utility restructuring.

On June 29, 2001, the 50% interest owned by Conectiv’s subsidiaries in Pedricktown was redeemed for approximately $9 million. As a result of this transaction, Pedricktown is owned solely by entities not affiliated with Conectiv. Also, as a result of ACE receiving the Final Decision and Order of the NJBPU concerning electric utility restructuring, the previously deferred gain discussed above was recognized in Conectiv’s earnings. The redemption of Conectiv’s subsidiaries’ 50% interest in Pedricktown and recognition of the previously deferred gain resulted in a net pre-tax gain of $73.0 million ($41.4 million after income taxes or $0.50 per share of common stock) for 2001.

(4)  Investment income (loss)

As discussed in Note 8 to the Consolidated Financial Statements, Conectiv has investments in venture capital funds, including the EnerTech funds, and marketable equity securities. The EnerTech funds invest in technology and service companies related to energy, utility, and communication industries. Investments associated with the EnerTech funds, other venture capital funds, and marketable equity securities resulted in a net loss of $7.9 million after-taxes ($0.10 per share of common stock) in 2001, earnings of $11.1 million after taxes ($0.13 per share of common stock) in 2000, and earnings of $24.9 million after taxes ($0.27 per share of common stock) in 1999. The net $7.9 million investment loss for 2001 includes unrealized net holding losses on marketable equity securities of $13.9 million after-taxes, due to impairments considered to be other-than-temporary. The volatility of Conectiv’s investment earnings reflects the nature of Conectiv’s investments and equity markets.

As of December 31, 2001, the carrying amounts of Conectiv’s investments in marketable equity securities and the EnerTech funds were $5.1 million and $14.3 million, respectively. As of December 31, 2000, the carrying amount of Conectiv’s investments in marketable equity securities and the EnerTech funds were $1.4 million and $38.6 million, respectively.

(5) Conectiv/Pepco Merger costs

Conectiv’s operation and maintenance costs for 2001 include $17.0 million ($11.0 million after taxes, or $0.13 per share of common stock) of costs related to the Conectiv/Pepco Merger.

(6) Special Charges

In 2000, special charges of $25.2 million before income taxes ($23.4 million after income taxes or $0.28 per share of common stock) resulted from losses on sale of the HVAC business and two CTS projects. Proceeds of $56 million were received from the sale of these businesses, which had total assets of $79 million at the time of sale.

In 1999, special charges of $105.6 million before taxes were recorded primarily for impairments of assets, including a $43.7 million write-down of investments in leveraged leases and a $35.6 million write-down of goodwill associated with HVAC businesses. The remaining $26.3 million of special charges were mainly for employee separation costs and costs related to the 1998 Merger. The 1999 special charges decreased net income $71.6 million, earnings per share of Conectiv common stock by $0.75 and earnings per share of Conectiv Class A common stock by $0.30.

For additional information concerning special charges, see Note 6 to the Consolidated Financial Statements.

(7) HVAC operations

As discussed above, Conectiv sold the HVAC businesses during mid- to late-2000. The loss per share of common stock that resulted from HVAC operations was $0.09 for 2000, and $0.10 for 1999.

Discontinued Telecommunication Operations

As discussed in Note 5 to the Consolidated Financial Statements, Conectiv reached an agreement to sell substantially all of the telecommunication business assets of Conectiv Communications, Inc. (CCI) to Cavalier Telephone, L.L.C. (Cavalier) on June 4, 2001. On November 14, 2001, the telecommunication asset sale was completed. The consideration for the assets sold included $4.0 million of cash, a $10.0 million note from Cavalier, and future services to be provided by Cavalier valued at $9.0 million.

CCI’s telecommunication business was previously reported as the Telecommunication business segment in Conectiv’s Notes to Consolidated Financial Statements and the MD&A. Due to the sale of the telecommunication assets, the operating results for CCI’s telecommunication business, including previously reported periods, are now classified in Conectiv’s Consolidated Statements of Income as “Discontinued Telecommunication Operations.” No interest expense has been allocated to discontinued operations. In 2001,

Conectiv realized a loss on the disposal of the telecommunication business segment of $177.2 million before taxes ($118.8 million loss after taxes or $1.44 loss per share of common stock), which included $7.4 million for operating losses from June 4, 2001 to November 14, 2001. For 2000 and 1999, the operating results of the Discontinued Telecommunication Operations were a $50.7 million pre-tax loss ($33.0 million loss after taxes or $0.39 loss per share of common stock) and $47.2 million pre-tax loss ($29.9 million loss after taxes or $0.32 loss per share of common stock), respectively.

Revenues from the discontinued telecommunication operations were $45.6 million in 2001, $50.5 million in 2000, and $31.8 million in 1999. Conectiv’s Consolidated Balance Sheet as of December 31, 2000 included $21.0 million of current assets, $154.9 million of property, plant and equipment, and $9.3 million of current liabilities for assets and liabilities associated with the discontinued telecommunication business segment.

Extraordinary Items

Extraordinary Charge in 2001

During the third quarter of 2001, DPL repaid $253.7 million of long-term debt and refinanced $59.0 million of long-term bonds, as discussed in Note 20 to the Consolidated Financial Statements. The estimated portion of debt extinguishment costs which may not be recoverable through utility rates was charged to earnings as an extraordinary item of $2.8 million, after $1.9 million of income-taxes, or $0.03 per share of common stock.

Extraordinary Charge in 1999

During the latter-half of 1999, ACE and DPL received electric utility industry restructuring orders from state regulatory commissions. These orders, among other things, provided for customer choice of electricity suppliers, rate decreases, and quantification of the recovery through customer rates of the uneconomic portion of assets and long-term contracts that resulted from the restructuring (stranded costs). As a result, ACE and DPL discontinued applying SFAS No. 71 to their electricity generation businesses and recorded extraordinary charges in 1999 which, on a consolidated basis, reduced earnings by $311.7 million, after $188.3 million of income taxes. The extraordinary charge was apportioned between Conectiv common stock ($295.2 million or $3.16 per share of common stock) and Conectiv Class A common stock ($16.6 million or $2.71 per share of Class A common stock). The 1999 extraordinary charge primarily resulted from impaired electric generating plants and certain other assets, uneconomic energy contracts, and other effects of deregulation requiring loss recognition.

Common Stock Earnings Outlook

As discussed above under “Overview,” Conectiv’s businesses have undergone significant change as a direct or indirect result of the restructuring of the electricity generation portion of the retail utility businesses of ACE and DPL and FERC initiatives to encourage wholesale competition in electricity supply markets. Accordingly, past results are not an indication of future business prospects or financial results. A summary of factors that may affect Conectiv’s future earnings are shown below.

•
The operating results of energy trading and mid-merit electric generation activities, including (i) the effects of Conectiv’s risk management policies and business strategies, and (ii) regional and national conditions in wholesale energy markets and related fluctuations in the market prices of energy and fuel.

•
The profit or loss that results from DPL’s default service, including the impact of purchasing more electricity supply due to the sale of electric generating plants, customers choosing alternative suppliers, and the duration of providing such services;

•	The effect of weather on energy sales and operating costs;

•	The impact of economic conditions and cycles on energy sales;

•	The timing of new electric generating units becoming operational, the sale of ACE’s fossil fuel-fired electric generating plants, and the securitization of ACE’s stranded costs;

•	The effects of environmental regulations on operations and construction;

•	The amount of income or loss from investments, including the EnerTech funds;

•	The effect of changes in short-term interest rates on Conectiv’s interest expense;

•	An expected $30 million annualized decrease in ACE’s electric rates scheduled to become effective by August 1, 2002, pursuant to the 1999 restructuring of ACE’s electric utility business;

•
The potential acquisition by the City of Vineland, New Jersey, of ACE’s electric distribution facilities located within the City limits, as discussed in Note 25 to the Consolidated Financial Statements;

•	Expected increases in pension and post-retirement benefit costs associated primarily with lower forecasted income from pension investments; and

•	Potential legislative and/or regulatory changes related to the energy industry, environmental matters, or other matters affecting the energy industry.

Dividends on Common Stock

As discussed in Note 4 to the Consolidated Financial Statements, during the period the Conectiv/Pepco Merger Agreement is in effect, Conectiv’s dividend payments cannot exceed $0.22 per share of Conectiv common stock per quarter. The Conectiv/Pepco Merger Agreement also allows Conectiv to pay a “pro rata” dividend on common stock for any quarter during which the Conectiv/Pepco Merger becomes effective.

Conectiv’s Board of Directors declared dividends per share of common stock of $0.88 in 2001 and $0.88 in 2000 ($0.22 per share of common stock per quarter). In the second quarter of 1999, Conectiv reduced the quarterly dividend to $0.22 per share from $0.385 per share, which resulted in a dividend of $1.045 for 1999. Dividends per share of common stock represented approximately 20%, 37%, and 72% of earnings from continuing operations per share of common stock for 2001, 2000, and 1999, respectively.

Also see “Restrictions” in Note 16 to the Consolidated Financial Statements.

Class A Common Stock Earnings

Under Conectiv’s Restated Certificate of Incorporation, Class A common stock has an interest in the earnings of the Atlantic Utility Group (AUG) in excess of a notional fixed charge of $40 million per year. The AUG includes the assets and liabilities of the electric generation, transmission, and distribution businesses of ACE that existed on August 9, 1996 and were regulated by the NJBPU. The AUG includes electric generation assets that ACE contributed, effective July 1, 2000, to Conectiv Atlantic Generation, LLC (CAG). The computation of earnings applicable to Class A common stock is shown in Note 17 to the Consolidated Financial Statements.

Earnings before extraordinary item applicable to Class A common stock were as follows: $11.1 million or $1.94 per share of Class A common stock for 2001 (5,742,000 average shares outstanding); $6.1 million or $1.06 per share of Class A common stock for 2000 (5,742,000 average shares outstanding); and $6.9 million or $1.14 per share of Class A common stock for 1999 (6,110,000 average shares outstanding).

Earnings per share of Class A common stock before extraordinary item increased by $0.88 to $1.94 in 2001, from $1.06 for 2000. The $0.88 increase in earnings per share of Class A common stock was mainly due to higher volumes of electricity sold and delivered, reflecting growth in the number of customers and the positive effect on sales of warmer summer weather.

Earnings per share of Class A common stock before extraordinary item decreased by $0.08 to $1.06 in 2000, from $1.14 for 1999. After excluding special charges of $0.30 per share of Class A common stock in 1999, which are discussed in Note 6 to the Consolidated Financial Statements and above under “(6) Special Charges,” earnings per share of Class A common stock decreased by $0.38 for 2000 compared to 1999. This $0.38 decrease was mainly due to rate reductions associated with deregulation of ACE’s electricity generation business and the adverse effect of cooler summer weather on ACE’s regulated electricity sales. A lower effective income tax rate for ACE mitigated these unfavorable variances.

As discussed above under “Extraordinary Items” and in Note 7 to the Consolidated Financial Statements, an extraordinary charge in 1999 resulted from electric utility industry restructuring and decreased earnings applicable to Conectiv Class A common stock by $16.6 million or $2.71 per share of Class A common stock.

Class A Common Stock Earnings Outlook

The earnings of the AUG have been and may continue to be affected by the implementation of electric utility industry restructuring in New Jersey, including (i) an expected $30 million annualized decrease in ACE’s electric rates scheduled to become effective by August 1, 2002, (ii) the planned securitization of ACE’s stranded costs, and (iii) the planned sale of ACE’s interests in fossil fuel-fired electric generating plants, which may decrease the earnings capacity of the AUG. Also, as discussed in Note 25 to the Consolidated Financial Statements, the City of Vineland, New Jersey, has initiated an action to acquire by eminent domain the electric distribution facilities of ACE located within the City. In addition, weather and general economic conditions affect the level of electricity sales and earnings realized by the AUG. Due to the various factors which may affect the earnings of the AUG, past results are not an indication of future business prospects or financial results of the AUG.

See Note 10 to the Consolidated Financial Statements for additional information concerning New Jersey electric utility industry restructuring.

Dividends on Class A Common Stock

During the three-year period ended March 31, 2001, or the “Initial Period,” the quarterly dividend on shares of Class A common stock was $0.80. Conectiv disclosed at the time of the 1998 Merger that it intended, following the Initial Period, subject to declaration by Conectiv’s Board of Directors and the obligation of the Board of Directors to consider the financial condition and regulatory environment of Conectiv and the results of its operations, to pay annual dividends on the Class A common stock at a rate equal to 90% of annualized earnings of the Class A common stock (taking into account the notional fixed charge of $40 million per year in accordance with Conectiv’s Restated Certificate of Incorporation). During the Initial Period the earnings applicable to Class A common stock were substantially less than the dividends on the Class A common stock and Conectiv’s Board of Directors may consider this fact in determining the dividend rate on Class A common stock for periods subsequent to March 31, 2001. Conectiv’s Board of Directors declared dividends per share of Class A common stock of $0.80, $0.25, $0.25, and $0.25, for the first, second, third and fourth quarters of 2001, respectively. Dividends declared per share of Class A common stock on an annual basis were $1.55 for 2001, $3.20 for 2000, and $3.20 for 1999. In comparison, earnings before extraordinary item per share of Class A common stock were $1.94 for 2001, $1.06 for 2000, and $1.14 for 1999.

As discussed in Note 4 to the Consolidated Financial Statements, after March 31, 2001 and during the period the Conectiv/Pepco Merger Agreement is in effect, dividends on Conectiv Class A common stock may be paid at an annual rate up to 90% of the earnings applicable to Class A common stock. The Conectiv/Pepco Merger Agreement also allows Conectiv to pay a “pro rata” dividend on Class A common stock for any quarter during which the Conectiv/Pepco Merger becomes effective. In April 2002, the Board of Directors is expected to consider whether to adjust the dividend paid on Class A common stock to reflect any, all, or a portion of the actual annualized earnings applicable to Class A common stock for April 1, 2001 to March 31, 2002 and determine whether to alter the Class A common stock dividend prospectively, to reflect estimated future earnings attributable to the Class A common stock.

Securitization

In mid-May 2001, the NJBPU issued a Final Decision and Order to ACE containing details about restructuring ACE’s electric utility business, pursuant to the New Jersey Act that was enacted February 9, 1999.

As of December 31, 2001, the balance for ACE’s pre-tax recoverable stranded costs was $930 million, which is approximately $550 million on an after-tax basis.

Under the New Jersey Act, up to 100% of recovery-eligible stranded costs related to electric generating plants and the costs to effect buyouts or buydowns of NUG contracts may be recovered through customer rates. Also, the New Jersey Act permits securitization of stranded costs through the issuance of transition bonds in the amount approved by the NJBPU. More specifically, the New Jersey Act provides for securitization of: (a) up to 75% of recovery-eligible stranded costs related to electric generating plants, over a period not to exceed 15 years, and (b) 100% of the costs to effect NUG contract buyouts or buydowns, over a period not to exceed the remaining term of the restructured contracts. The principal of and interest on transition bonds is to be collected from customers through a transition bond charge over the securitization term. Also, customer rates are to include a separate market transition charge for recovery of the income tax expense associated with the revenues from transition bond charges. The ability to issue transition bonds depends on approval of the NJBPU and conditions in the relevant capital markets at the times of the offerings.

On June 25, 2001, ACE filed a petition with the NJBPU, seeking the authority to: (i) issue through a special purpose entity up to $2 billion in transition bonds in one or more series; (ii) collect from ACE’s customers a non-bypassable, per kilowatt-hour (kWh) delivered, transition bond charge (TBC) sufficient to fund principal and interest payments on the bonds and related expenses and fees; (iii) collect from ACE’s customers a separate non-bypassable, per kWh delivered, charge for recovery of the income tax expense associated with the revenues from the TBC; and (iv) sell “bondable transition property,” which is the irrevocable right to collect TBC, to a special purpose financing entity.

The transition bonds are expected to be issued after the NJBPU issues a bondable stranded costs rate order (Financing Order) establishing “bondable transition property,” as provided for in the New Jersey Act. To facilitate the issuance of transition bonds, ACE formed Atlantic City Electric Transition Funding LLC (ACE Transition Funding) during 2001. Assuming that the NJBPU issues a Financing Order containing terms and conditions satisfactory to ACE, subsequent to issuance of such order, ACE Transition Funding is expected to issue transition bonds and use the proceeds to purchase the bondable transition property from ACE. When issued, the transition bonds of ACE Transition Funding will be included in Conectiv’s Consolidated Balance Sheet. The New Jersey Act requires utilities, including ACE, to use the proceeds from the sale of bondable transition property to redeem debt or equity or both, restructure NUG purchased power contracts, or otherwise reduce costs in order to decrease regulated electricity rates.

The balance for ACE’s pre-tax recoverable stranded costs of $930 million as of December 31, 2001, primarily includes the $228.5 million payment in December 1999 to terminate ACE’s contract with Pedricktown (a NUG) and stranded costs related to electric generating plants. On November 10, 1999, the NJBPU issued a Decision and Order, which found that ACE is entitled to recover from customers and securitize the Pedricktown contract termination payment and related transaction costs. On September 17, 2001, the NJBPU issued a Decision and Order that determined the amount eligible for recovery by ACE of stranded costs associated with ACE’s former ownership interests in nuclear electric generating plants to be approximately $298 million, after income taxes, (or $504 million before income taxes) as of December 31, 1999, subject to further adjustments. On February 20, 2002, the NJBPU issued a Decision and Order approving the sale of ACE’s fossil fuel-fired electric generating plants and determined the amount eligible for recovery by ACE of stranded costs associated with such plants to be approximately $101 million, after income taxes, (or $171 million before income taxes) as of December 31, 1999, subject to further adjustment. The amount of ACE’s recoverable stranded costs remains subject to adjustment based on the actual gain or loss which may be realized on the expected sale of ACE’s fossil fuel-fired electric generating plants (see “Agreements for the Sales of Electric Generating Plants” below), additional buyouts or buydowns of NUG contracts, and the final amount determined by the NJBPU to be recoverable through customer rates under the New Jersey Act. Conectiv expects that securitization of ACE’s stranded costs will occur during 2002.

Agreements for the Sales of Electric Generating Plants

Agreements between ACE and NRG Energy, Inc. (NRG) provide for the sale by ACE to NRG of fossil fuel-fired electric generating plants that include Deepwater Station, B.L. England Station, and interests in Conemaugh and Keystone Stations. As of December 31, 2001, ACE’s fossil fuel-fired plants that were under agreements for sale had an agreed-upon total sales price of approximately $178 million (before certain adjustments and expenses), a net book value of approximately $117 million and electric generating capacity of 740 MW. Due to the terms of ACE’s electric utility restructuring in 1999 and expected sales proceeds, (i) the loss expected to be realized on the sale of the Deepwater Station was included in the extraordinary charge to earnings in 1999, (ii) the loss expected to be realized on the sale of the B.L. England Station is included in recoverable stranded costs, and (iii) any net gain that may be realized on the sale of ACE’s interests in Conemaugh and Keystone Stations is expected to reduce the amount of stranded costs to be recovered from ACE’s utility customers.

As discussed above, on February 20, 2002, the NJBPU issued a Decision and Order approving the sale of ACE’s fossil fuel-fired electric generating plants. The agreements between ACE and NRG for the sale of the fossil fuel-fired electric generating plants remain in effect, but, after February 28, 2002, are subject to termination by either party, by giving notice. Neither party has terminated the agreements. The appeal period for the Decision and Order that was issued by the NJBPU to approve the plant sales expires in early-April 2002. ACE cannot predict whether or not any or all of the plants will be sold, but ACE is endeavoring to close the sales on mutually-acceptable terms and timetable.

Mid-Merit Electric Generation

Conectiv has been increasing its mid-merit electric generating capacity by building combined cycle units, which are constructed with combustion turbines, waste heat recovery boilers and a steam turbine. Mid-merit electric generating plants can quickly change their kWh output level on an economic basis and generally are operated during times when demand for electricity rises and prices are higher. In contrast, baseload electric generating plants run almost continuously to supply the base level of demand for electricity, or the minimum demand level that generally always exists on an electrical system.

In 2000, Conectiv ordered 21 combustion turbines, which, with additional equipment, could be configured into eight combined cycle plants. Conectiv has previously stated that the number of combined cycle plants ultimately built as part of this construction program and the timing of construction will depend on various factors, including: growth in demand for electricity; construction of generating units by competitors; energy prices; the availability and price of fuel; the availability of suitable financing; possible construction delays; and the timing and ability to obtain required permits and licenses. In light of continuing declines in wholesale energy prices, further analysis of energy markets and projections of future demand for electricity, among other factors, Conectiv has adjusted its mid-merit plans. Accordingly, in order to optimize the use of capital resources, Conectiv has taken steps to extend construction schedules and reduce equipment orders, with no material financial exposure resulting from those changes. Conectiv has 13 combustion turbines currently on order (excluding the three Hay Road combustion turbines discussed below), which, with additional equipment, could be configured into up to five combined cycle plants.

Each proposed combined cycle plant would have approximately 550 MW of capacity and, as revised, the total construction program would allow Conectiv to add up to 2,750 MW of electric generating capacity, representing a potential total investment of about $2.0 billion (reduced from the previously announced potential investment of about $2.6 billion). Under a revised extended schedule, construction would occur in phases and would be completed by the end of 2006, with delivery of combustion turbines occurring in phases through 2003. Conectiv is actively developing sites for combined cycle plants within the region of the PJM and, as discussed below, is currently constructing new plants at the Hay Road site and at a new site in Bethlehem, Pennsylvania. The final permits for the Bethlehem site were received in mid-January 2002.

Three new combustion turbines at the Hay Road site became operational during June and July of 2001, adding approximately 348 MW of capacity. The waste heat recovery boiler and steam turbine needed for the new combined cycle operation at Hay Road are expected to be completed by the second quarter of 2002. After completion, this combined cycle plant will have approximately 550 MW of capacity. In January 2002, Conectiv began construction at a new site in Bethlehem, Pennsylvania. This site is expected to be the location for up to six combustion turbines and up to two sets of waste heat recovery boilers and steam turbines capable of generating 1,100 MW of capacity. Three combustion turbines are expected to be in service by the end of 2002, the remaining three are expected to be operational by the second quarter of 2003. The waste heat recovery boilers and related steam turbines are expected to be operational in phases, beginning in mid-2003.

Conectiv’s Board of Directors has authorized cumulative expenditures of approximately $1.2 billion for new mid-merit construction, including (i) $953 million of expenditures expected to be required to complete construction of three combined cycle plants (one at the Hay Road site and two at the Bethlehem site, utilizing a total of nine combustion turbines), and (ii) $250 million of expenditures related to building up to three additional combined cycle plants, including payments on seven combustion turbines (which represent total contractual commitments of $234 million), other equipment, and sites necessary for construction of these three combined cycle plants. Management expects to fund these and all other future capital requirements from internally generated funds, leasing, external financings (including securitization of stranded costs), and proceeds from the sales of electric generating units.

In addition to the factors described above, the construction program could potentially be affected by the Conectiv/Pepco Merger, if Pepco Holdings Inc. were to alter the program. Should Conectiv choose not to build all five of the combined cycle plants in its current plan (excluding the plants on the Hay Road site), then Conectiv would attempt to sell some or all of its related investment, including combustion turbines, other equipment and site development. The ability to find a buyer and the amount of the proceeds from such a sale would be determined by market conditions. The current market for combustion turbines is uncertain due to a weaker economy that has reduced demand for combustion turbines in the region served by the PJM and other regions throughout the United States. The units would be portable to other markets. Should Conectiv cancel additional combustion turbine orders, substantial penalties could be assessed under the contracts with suppliers, which could result in a material write-off. Through December 31, 2001, Conectiv had invested approximately $131 million in the seven combustion turbines, other equipment, and sites needed to build up to three combined cycle plants, in addition to one combined cycle plant at the Hay Road site and two at the Bethlehem site, for which full funding has been approved.

Operating Revenues

Electric Revenues

	2001	2000	1999
	(Dollars in millions)
Regulated electric revenues	$2,080.0	$1,992.8	$2,132.9
Non-regulated electric revenues	1,458.7	906.0	309.9

Total electric revenues	$3,538.7	$2,898.8	$2,442.8

The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). “Regulated electric revenues” include revenues for delivery (transmission and distribution) service and electricity supply service within the service areas of ACE and DPL.

The gross margin earned from total electric revenues is equal to revenues decreased by “electric fuel and purchased energy and capacity” expenses and increased by “deferred electric service costs.” The gross margin earned from total electric revenues was $1,152.1 million in 2001, $1,292.8 million in 2000, and $1,291.2 million in 1999. Gross margin from total electric revenues decreased by $140.7 million for 2001 compared to 2000, mainly due to lower gross margins earned on “regulated electric revenues,” due to higher average energy costs incurred in supplying the default service customers of DPL. Although “non-regulated electric revenues” increased in 2001, the amount of gross margin earned from “non-regulated electric revenues” in 2001 was about the same as for 2000; an increase in gross margin from higher trading volume was offset by a decrease in gross margin from higher electric generation costs, attributed to natural gas hedging costs. The gross margin earned from total electric revenues for 2000 changed little from 1999, as an increase from strategic generation activities was offset by a decrease from DPL’s default service.

Regulated Electric Revenues

In 2001, “regulated electric revenues” increased by $87.2 million to $2,080.0 million for 2001, from $1,992.8 million for 2000. In 2000, “regulated electric revenues” decreased by $140.1 million to $1,992.8 million, from $2,132.9 million for 1999. Details of the variances in “Regulated electric revenues” are shown below.

	Increase (Decrease) in Regulated Electric Revenues
	2001 compared to 2000	2000 compared to 1999
	(Dollars in millions)
Customers switching electricity suppliers (1)	$104.6	$(164.0)
Decrease in retail rates due to electric utility restructuring (2)	(16.2)	(58.9)
Variance in volumes of interchange and resale sales	(41.3)	33.3
Retail sales volume, sales mix, and all other (3)	40.1	49.5

	$87.2	$(140.1)

(1)
The $104.6 million increase for 2001 represents customers returning to ACE and DPL from alternative suppliers and the $164.0 million decrease for 2000 represents customers choosing alternative suppliers.

(2)
Electric rate decreases were implemented as a result of electric utility restructuring. In addition to the rate decreases which have already been implemented, ACE’s New Jersey rates are expected to be reduced by about $30 million on an annualized basis by August 1, 2002.

(3)	Regulated retail electricity delivery sales increased by 1.9% in 2001 and 3.0% in 2000.

Non-regulated Electric Revenues

“Non-regulated electric revenues” result primarily from electricity trading activities, strategic generation (the sale of electricity, capacity and ancillary services from deregulated electric generating plants), and competitive retail sales. Conectiv exited the competitive retail energy business from mid-2000 to early-2001, which has caused revenues from this activity to decrease. For 2001, the composition of “non-regulated electric revenues” was approximately 63% electricity trading, 36% strategic generation and 1% competitive retail sales. For 2000, electricity trading and strategic generation electricity sales each provided about 40% of “non-regulated electric revenues,” and the remaining approximate 20% of “non-regulated electric revenues” was earned from competitive retail sales.

“Non-regulated electric revenues” increased by $552.7 million, to $1,458.7 million for 2001, from $906.0 million for 2000, primarily due to larger volumes of electricity traded and higher average trading prices. Other significant “non-regulated electric revenue” variances for 2001 compared to 2000 include higher strategic generation revenues, largely offset by lower competitive retail energy sales.

In 2000, “non-regulated electric revenues” increased by $596.1 million to $906.0 million, from $309.9 million for 1999. This revenue increase resulted from higher wholesale sales of electricity generated by deregulated power plants, increased volumes of electricity traded, and higher competitive retail electricity sales. A significant portion of this revenue increase was due to operating the electric generating plants on a deregulated basis for a full year in 2000, versus part of the year in 1999.

Gas Revenues

	2001	2000	1999
	(Dollars in millions)
Regulated gas revenues	$154.8	$112.3	$115.9
Non-regulated gas revenues	1,311.7	1,417.5	700.3

Total gas revenues	$1,466.5	$1,529.8	$816.2

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

For 2001, “regulated gas revenues” increased by $42.5 million mainly due to customer rate increases for recovery of higher purchased natural gas costs. For 2000, “regulated gas revenues” decreased $3.6 million primarily because some commercial and industrial customers elected to buy gas from alternative suppliers. DPL’s gross margin (gas revenues less gas purchased) from supplying regulated gas customers is insignificant, so the effect on pre-tax profits of the changes in revenues for 2001 and 2000 was minimal.

“Non-regulated gas revenues” decreased by $105.8 million in 2001 mainly due to a lower volume of natural gas sold in trading transactions and Conectiv’s decision to stop marketing gas in competitive retail markets. “Non-regulated gas revenues” increased $717.2 million in 2000, primarily due to larger volumes of natural gas traded and also due to higher natural gas prices.

The gross margin from total gas revenues decreased by $49.4 million from 2001 compared to 2000, mainly due to natural gas trading losses which decreased the margins earned from “non-regulated gas revenues.” For 2000 compared to 1999, the gross margin from total gas revenues increased by $22.6 million, mainly due to higher gains from trading natural gas.

Other Services Revenues

Other services revenues were comprised of the following:

	2001	2000	1999
	(Dollars in millions)
Petroleum sales and trading	$334.3	$338.5	$201.4
HVAC	—	89.6	134.9
Operation of third parties’ power plants	74.8	53.6	32.8
Coal trading	13.9	—	—
All other	64.8	60.8	67.8

Total	$487.8	$542.5	$436.9

“Other services” revenues decreased $54.7 million for 2001 compared to 2000 mainly due to an $89.6 million decrease from the sale of the HVAC business, partly offset by a $21.2 million increase from the operation of more power plants for third parties and a $13.9 million increase from coal trading activities. The gross margin from “other services” revenues (revenues less costs of sales) increased $13.1 million for 2001 primarily due to higher gross margins from coal trading and other activities, partly offset by a decrease from the sale of the HVAC business.

For 2000 compared to 1999, other services revenues increased $105.6 million, primarily due to a $137.1 million increase attributed to higher volumes and market prices for petroleum sold and traded, a $20.8 million increase from the operation of more power plants for third parties, and a $45.3 million decrease from the sale of the HVAC business. The gross margin from “other services” revenues decreased $14.2 million for 2000 mainly due to the sale of the HVAC business.

Operating Expenses

Electric Fuel and Purchased Energy and Capacity

“Electric fuel and purchased energy and capacity” increased by $916.2 million to $2,529.8 million for 2001, from $1,613.6 million for 2000. This increase primarily resulted from purchasing more power at a higher average price for expanded electricity trading activities and for electricity supplied to the default service customers of DPL and BGS customers of ACE. Losses on hedging the cost of natural gas burned in electric generating plants also contributed to the increase.

For 2000 compared to 1999, “Electric fuel and purchased energy and capacity” increased $444.8 million mainly due to more purchased energy for expanded trading activities and the demand within the service areas of ACE and DPL that was previously supplied by electric generating plants. As a result of deregulation, more of the kWh output of the electric generating plants was sold in the open market, and less was used to supply demand in the service areas of ACE and DPL. The increases were mitigated by lower costs due to termination of the Pedricktown purchased power contract in the fourth quarter of 1999 and lower capacity costs due to discontinuance of SFAS No. 71 for the electricity generation business.

Gas Purchased

Gas purchased decreased by $13.9 million to $1,432.0 million for 2001, from $1,445.9 million for 2000, mainly due to lower volumes of natural gas purchased for trading, partly offset by higher average prices of natural gas purchased for non-regulated trading activities and for customers supplied in DPL’s regulated service area.

Gas purchased increased by $690.9 million for 2000 mainly due to higher volumes of non-regulated natural gas trading activities and higher natural gas prices, partly offset by lower volumes of gas supplied under regulated tariffs to commercial and industrial customers in DPL’s service area.

Other Services’ Cost of Sales

Other services’ cost of sales decreased $67.8 million for 2001 compared to 2000, mainly due to the sale of the HVAC business.

For 2000 compared to 1999, other services’ cost of sales increased by $119.8 million, primarily due to higher volumes and market prices of petroleum purchased for resale. The variance also reflects an increase from more power plants operated for third parties and a decrease from the sale of the HVAC business.

Special Charges

Special Charges are discussed above under item 6 in the “Common Stock Earning From Continuing Operations” section of the MD&A and in Note 6 to the Consolidated Financial Statements.

Operation and Maintenance Expenses

For 2001 compared to 2000, operation and maintenance expenses decreased by $61.9 million primarily due to sales of electric generating plants, sale of the HVAC business, and a credit for the proceeds received by DPL for termination of its membership in NEIL, partly offset by costs related to the planned Conectiv/Pepco Merger, higher pension and other postretirement benefits expenses, and increased expense for uncollectible accounts receivable.

For 2000 compared to 1999, operation and maintenance expenses decreased by $17.6 million primarily due to lower costs of pension and other postretirement benefits and a decrease from the sale of the HVAC business, partly offset by higher operating expenses for electric generating plants.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $24.3 million for 2001 primarily due to the sale of electric generating plants and expiration of the amortization of a regulatory asset.

Depreciation and amortization expenses decreased $13.3 million in 2000 mainly due to the write-downs in the third and fourth quarters of 1999 of the electric generating plants in connection with restructuring the electric utility industry in Delaware, Maryland, and New Jersey. Depreciation of capital improvements to the electric transmission and distribution systems and increased amortization of “Recoverable stranded costs” partly offset the decrease from lower depreciation expense for power plants.

Taxes Other Than Income Taxes

“Taxes other than income taxes” decreased $5.1 million for 2001 compared to 2000 mainly due decreased revenues and gross receipts taxes related to competitive retail electricity sales.

“Taxes other than income taxes” decreased $8.4 million for 2000 compared to 1999 mainly due to the phasing-out of New Jersey’s transitional energy facility assessment.

Deferred Electric Service Costs

For information about “Deferred Electric Service Costs,” see “Basic Generation Service” above in the MD&A, shown under item 1, within the discussion of “Common Stock Earnings From Continuing Operations.”

Other Income

As discussed in Note 11 to the Consolidated Financial Statements, other income for 2001 includes a $73.0 million pre-tax gain from the redemption of the 50% interest of Conectiv’s subsidiaries in Pedricktown and recognition of the previously deferred gain associated with termination of ACE’s purchased power contract with Pedricktown. Excluding the $73.0 million pre-tax gain, other income decreased $60.2 million for 2001, primarily due to lower pre-tax income from the EnerTech funds, unrealized holding losses on marketable equity securities, and lower earnings from a non-utility generation joint venture.

Other income for 2000 decreased $22.0 million from 1999 primarily due to a $21.8 million decrease in Conectiv’s equity in earnings of the EnerTech funds. Also, higher equity in earnings of a non-utility generation joint venture and a gain on the sale of an investment in a leveraged lease were offset by the write-down of marketable securities, losses on an investment in an Internet start-up project, prior year income from implementation of mark-to-market accounting for energy trading activities, and other items.

Interest Expense

Interest expense, net of capitalized amounts, decreased $41.4 million for 2001 compared to 2000, primarily due to lower interest rates on short-term debt and variable-rate debt, redemptions and refinancings of debt, including $253.7 million of debt repaid by DPL in the third quarter of 2001, and increased capitalization of interest expense due to higher levels of construction work-in-progress associated with mid-merit electric generation plants.

Interest expense, net of capitalized amounts, increased $35.4 million for 2000 compared to 1999 mainly due to additional interest expense on borrowings to finance repurchases of Conectiv common stock, the Pedricktown purchased power contract termination payment, and the operations of non-utility subsidiaries. Higher short-term interest rates also contributed to the increase.

Income Taxes

For 2001 compared to 2000, income taxes on continuing operations increased $102.2 million primarily due to additional taxes related to higher pre-tax income, partly offset by higher deferred investment tax credits recognized in earnings for the sales of electric generating plants and lower tax expense due to the resolution of uncertainties. For 2000 compared to 1999, income taxes on continuing operations increased $28.2 million primarily due to higher pre-tax income, partly offset by the impact of a lower effective income tax rate primarily attributed to lower state income taxes, investment tax credits recognized on the sale of electric generating plants, and less non-deductible goodwill amortization. See Note 3 to the Consolidated Financial Statements for a reconciliation of the amount computed by multiplying “income from continuing operations before income taxes” by the federal statutory rate to income tax expense on operations.

Critical Accounting Policies

Conectiv’s accounting policies are disclosed in Note 1 to the Consolidated Financial Statements. The “critical accounting policies” discussed below are those that are considered important to the portrayal of Conectiv’s financial condition and results, and require exercise of judgment by management.

Accounting For the Effects of Certain Types of Regulation

The requirements of SFAS No. 71 apply to the Power Delivery businesses of ACE and DPL and to BGS. When utility revenues are insufficient to recover current period expenses from customers, regulatory commissions may provide for future recovery from customers of such current period expenses. In accordance with SFAS No. 71, when future recovery is probable for current under-recoveries of utility expenses, the expenses are deferred as regulatory assets and subsequently recognized in the Consolidated Statement of Income during the period the expenses are recovered from customers. Similarly, regulatory liabilities may also be created due to the economic impact of an action taken by a regulatory commission. As of December 31, 2001, Conectiv had $1.2 billion of regulatory assets, which were mainly regulatory assets under the jurisdiction of the NJBPU, including $930.0 million of pre-tax stranded costs for ACE and $106.3 million of deferred electric service costs. Management’s assessment of the probability of recovery of regulatory assets requires judgment and interpretation of laws, regulatory commission orders, and other factors. Should existing facts or circumstances change in the future to indicate that a regulatory asset is not probable of recovery, then the regulatory asset would be charged to earnings. For additional information, see (i) “Basic Generation Service” under “Common Stock Earnings From Continuing Operations” above within the MD&A, (ii) “Securitization” above within the MD&A, and (iii) Notes 10 and 15 to the Consolidated Financial Statements.

During the third quarter of 2001, the estimated portion of debt extinguishment costs which may not be recoverable through utility rates was charged to earnings as an extraordinary item of $2.8 million, after $1.9 million of income-taxes. The amount of the extraordinary item was based on the conclusion that debt extinguishment costs of $13.9 million before taxes, $8.3 million after taxes, were probable of recovery through utility rates. These costs were deferred as a regulatory asset.

Accounting For Derivatives

Conectiv engages in commodity hedging activities to minimize the risk of market fluctuations associated with the purchase and sale of energy commodities (natural gas, petroleum, coal and electricity). Some of Conectiv’s hedging activities are conducted using derivative instruments designated as “cash flow hedges,” which are designed to reduce the variability in future cash flows. Conectiv also hedges its commodity ownership (including electricity produced by Conectiv’s electric generating plants) with offsetting energy transactions (including sales of electricity and other commodities). Conectiv’s energy commodity hedging objectives, in accordance with its risk management policy, are primarily the assurance of stable and known cash flows and the fixing of favorable prices and margins when they become available.

Conectiv implemented the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended, effective January 1, 2001. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires all derivative instruments, within the scope of the statement, to be recognized as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges, under SFAS No. 133, are recognized in earnings. The gain or loss on a derivative that hedges exposure to variable cash flow of a forecasted transaction is initially recorded in other comprehensive income (a separate component of common stockholders’ equity) and is subsequently reclassified into earnings when the forecasted transaction occurs. If a forecasted transaction is no longer probable, the deferred gain or loss in accumulated other comprehensive income is immediately reclassified to earnings. Changes in the fair value of other hedging derivatives result in a change in the value of the asset, liability, or firm commitment being hedged, to the extent the hedge is effective. Any ineffective portion of a hedge is recognized in earnings immediately.

Unrealized losses on Conectiv’s energy derivatives designated as cash flow hedges, resulted in a loss balance of $65.2 million, after income taxes, in accumulated other comprehensive income as of December 31, 2001. Net income for 2001 would have been decreased by $65.2 million if management had not elected to designate the energy derivatives associated with the loss balance in accumulated other comprehensive income as cash flow hedges under SFAS No. 133. The unrealized cash flow hedge losses primarily resulted from a decline in prices associated with natural gas expected to be used by electric generating plants. These and other cash flow hedges are intended to reduce the volatility of future cash flows.

Accounting For Marketable Securities

As discussed in Note 1 to the Consolidated Financial Statements, Conectiv holds marketable equity securities which are classified as “available-for-sale securities” under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and are reported in other comprehensive income. However, if a decline in fair value of an available-for-sale security is determined to be other than temporary, then the cost basis of the security is written down to fair value and the decline in fair value is included in earnings. The determination of whether or not a decline in fair value is other than temporary requires judgment and is based on the review of various factors including the following: duration and extent of market price decline, the issuer’s financial condition and market prospects, and management’s intent and ability to hold the security. Due to impairments considered to be other-than-temporary, Conectiv’s 2001 operating results include a charge of $13.9 million after taxes for unrealized net holding losses on marketable equity securities. If the market price of the equity securities that were written down rises above the book basis and Conectiv sells the securities, then a gain would be recognized in future earnings. For additional information concerning investments, see Note 8 to the Consolidated Financial Statements.

New Accounting Standards

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and does not permit the use of the pooling of interests method of accounting for business combinations. Under SFAS No. 142, goodwill that has not been included in the rates of a regulated utility subject to SFAS No. 71 will no longer be amortized. Most goodwill on Conectiv’s Consolidated Balance Sheet has not been included in the rates of Conectiv’s regulated utility businesses. Intangible assets other than goodwill that have finite useful lives will continue to be amortized under SFAS No. 142. Goodwill and other intangible assets will be tested periodically for impairment. If an impairment occurs, then a charge to earnings would result. An impairment of goodwill that results from adoption of SFAS No. 142 will be recognized as the cumulative effect of a change in accounting principle. Under SFAS No. 142, historical operating results will not be restated; instead pro forma earnings, adjusted to exclude goodwill amortization, will be disclosed. SFAS No. 142 became effective January 1, 2002 for companies with a calendar fiscal year, including Conectiv.

The amount of goodwill amortized to expense was as follows: in 2001, $9.4 million, or $0.10 per share of common stock, in 2000, $10.5 million, or $0.11 per share of common stock, and in 1999, $11.0 million, or $0.10 per share of common stock.

On August 9, 2001, the FASB issued SFAS No. 143, “Accounting For Asset Retirement Obligations,” which establishes the accounting requirements for asset retirement obligations (ARO) associated with tangible long-lived assets. If a legal obligation for an ARO exists, then SFAS No. 143 requires recognition of a liability, capitalization of the cost associated with the ARO, and allocation of the capitalized cost to expense. The initial measurement of an ARO is based on the fair value of the obligation, which may result in a gain or loss upon the settlement of the ARO. If the requirements of SFAS No. 71 are met, a regulated entity shall also recognize a regulatory asset or liability for timing differences between financial reporting and rate-making in the recognition of the period costs associated with an ARO. SFAS No. 143 will be effective January 1, 2003 for companies with a calendar fiscal year, including Conectiv. Upon adoption of SFAS No. 143, the difference between the net amount recognized in the balance sheet under SFAS No. 143 and the net amount previously recognized in the balance sheet will be recognized as the cumulative effect of a change in accounting principle.

On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens discontinued operations to include more disposal transactions. Under SFAS No. 144, operating losses of discontinued operations are recognized in the period in which they occur; future operating losses are not accrued upon discontinuation of the business operation. SFAS No. 144 became effective on January 1, 2002.

Conectiv does not expect the adoption of SFAS No. 141 or 144 will materially affect its financial position or results of operations. Conectiv is currently evaluating SFAS No. 142 and 143 and cannot predict the impact that these standards may have on its financial position or results of operations; however, any such impact could be material.

Liquidity and Capital Resources

General

As a registered holding company under PUHCA, Conectiv is required to obtain SEC authorization for certain financing transactions. Under PUHCA, Conectiv may not pay dividends on the shares of common stock and Class A common stock from an accumulated deficit or paid-in-capital without SEC approval. PUHCA also prohibits Conectiv, the parent company, from borrowing from its subsidiaries.

Conectiv has SEC authorization for a short-term debt balance of up to $2.0 billion. Under existing SEC financing orders, Conectiv is permitted to issue securities, other than long-term debt, if the ratio of consolidated common equity to total capitalization (common equity ratio) is 20% or higher. Under existing SEC financing orders, Conectiv is also authorized to enter into guarantees to third parties or otherwise provide credit support with respect to obligations of its subsidiaries for up to $1.5 billion.

Conectiv’s capital structure including short-term debt and current maturities of long-term debt, expressed as a percentage of total capitalization, is shown below as of December 31, 2001, and December 31, 2000.

	December 31, 2001	December 31, 2000
Common stockholders’ equity	28.5%	26.2%
Preferred stock	1.1%	2.7%
Preferred Trust Securities	3.7%	3.7%
Long-term debt and variable rate demand bonds	34.2%	49.2%
Short-term debt and current maturities of long-term debt	32.5%	18.2%

Conectiv had a $1,039.8 million consolidated short-term debt balance (2.9% average interest rate) as of December 31, 2001, which included borrowings from banks ($142 million), short-term notes held by other financial institutions ($300 million), and holders of commercial paper ($597.8 million).

As of December 31, 2001, Conectiv had a $300 million credit agreement with a five-year term that expires in February 2003 and a $735 million credit agreement with a one-year term that expires in April 2002. In addition, DPL has a $105 million revolving credit facility that expires January 31, 2003 and ACE has a $171.4 million bank term loan. Conectiv’s lines of credit support its commercial paper borrowings and DPL’s revolving credit facility supports its variable rate demand bonds ($104.8 million). On a consolidated basis, the amount that was available for borrowing as of December 31, 2001 under the various credit agreements and credit lines was $495.0 million, which reflects a $47.2 million reduction for letters of credit issued on behalf of Conectiv and its subsidiaries by the banks providing the credit lines.

Conectiv’s and DPL’s credit agreements and ACE’s term loan contain financial and other covenants which, if not met, could result in the acceleration of repayment obligations under the agreements or restrict the ability to borrow under these agreements. The credit agreements require a ratio of total indebtedness to total capitalization of 70% or less for Conectiv, and 65% or less for ACE and DPL. As of December 31, 2001, these ratios were 64% for Conectiv, 56% for ACE, and 53% for DPL, computed in accordance with the terms of the credit agreements. The credit agreements also contain a number of events of default that could be triggered by the acceleration of indebtedness under certain other borrowing arrangements, bankruptcy actions or judgments or decrees against Conectiv or its significant subsidiaries, as well as by a change of control of Conectiv. When the Conectiv/Pepco Merger closes, Conectiv’s and DPL’s credit lines are expected to be replaced by credit lines of Pepco Holdings, Inc. ACE plans to request a waiver of its term loan change of control provisions so the term loan will continue after the Conectiv/Pepco Merger.

During 2001, Conectiv’s primary sources of cash were provided from the sale of electric generating plants, the issuance of short-term debt, and operating activities. The sale of Conectiv’s electric generating plants caused Conectiv to use more cash to purchase power in 2001, and reduced the amount of cash flow provided by Conectiv’s operations. Conectiv also periodically issues long-term debt and equity securities, in addition to utilizing the commercial paper market, bank loans, and other short term borrowings, to fund its capital requirements. Conectiv’s capital requirements generally include construction expenditures for the electric and gas delivery businesses, construction expenditures for mid-merit and other electric generating units, and repayment of debt and equity securities and capital lease obligations.

The cash required by contractual obligations as of December 31, 2001 and certain reasonably likely construction expenditures are summarized in the table below.

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in Millions)
Short-term debt	$1,039.8	$1,039.8	$—	$—	$—
Variable rate demand bonds	158.4	—	—	—	158.4
Long-term debt	1,754.0	398.0	331.3	182.6	842.1
Preferred stock subject to mandatory redemption	12.5	11.5	1.0	—	—
Preferred Trust Securities	165.0	—	—	—	165.0
Capital and operating leases	212.8	16.7	35.0	33.4	127.7
Purchased power contracts (1)	2,177.0	588.0	870.0	719.0	—
Construction expenditures (2)	1,483.0	640.0	555.0	288.0	—
Partnership contributions	19.4	6.0	9.4	4.0	—

Total	$7,021.9	$2,700.0	$1,801.7	$1,227.0	$1,293.2

(1)	Includes estimated amounts for capacity and energy.
(2)
Construction expenditures include amounts which are not contractual commitments but are reasonably likely to occur based on the ACE’s and DPL’s obligation to serve utility customers, mid-merit construction plans, and other factors. The construction expenditures due in less than one year include $450 million for mid-merit electric generating plants, $160 million for Power Delivery, and $30 million for other purposes. Construction expenditures in 1-3 years are for mid-merit electric generating plants and Power Delivery. Construction expenditures in years 4-5 are for Power Delivery; for after 5 years, construction expenditures have not been forecasted, but are expected to continue for the Power Delivery business. The future level of capital expenditures may change, depending upon growth in demand for electricity and the magnitude of the mid-merit electric generation construction program, which is discussed under “Mid-Merit Electric Generation.” Construction scheduling, permitting, state and federal legislation, the strategies of Pepco Holdings Inc. and other factors may also change the amount of future capital expenditures.

Management expects to fund Conectiv’s future capital requirements from cash flow provided by operating activities, leasing, external financings (including securitization of stranded costs), and proceeds from the sales of the electric generating units. See “Securitization,” for a discussion of the expected securitization of ACE’s stranded costs, after the NJBPU issues a Financing Order containing terms and conditions satisfactory to ACE.

Credit ratings assigned to securities of Conectiv, ACE, and DPL by Moody’s Investor Service (Moody’s) and Standard & Poor’s (S&P) are shown in the table below. These security ratings are not a recommendation to buy, sell or hold securities. The ratings are subject to revision or withdrawal at any time by the respective rating agencies. Each rating should be evaluated independently of any other rating.

	Conectiv		ACE		DPL
Type of Security	Moody’s	S&P	Moody’s	S&P	Moody’s	S&P
Senior secured debt	—	—	A2	A-	A2	A
Senior unsecured debt	Baa1	BBB+	A3	BBB+	A3	A-
Short-term debt	P-2	A-2	P-1	A-2	P-1	A-1
Preferred stock	—	—	a3	BBB	a3	BBB+
Preferred trust securities	—	—	a3	BBB	a3	BBB+

Maintaining an investment grade credit rating (Baa3/BBB- or higher) on Conectiv’s senior unsecured debt is critical to maintaining liquidity in Conectiv’s energy trading business. Under standard contractual arrangements, Conectiv’s energy trading subsidiary, CESI, regularly posts cash deposits or letters of credit to collateralize a portion of trading obligations. As of December 31, 2001, CESI would be required to provide additional cash collateral of approximately $16.0 million if Conectiv’s senior unsecured debt credit ratings were downgraded by one level and another $41.9 million in the event of a subsequent downgrade to below investment grade. Also, as of December 31, 2001, provisions of certain contracts under which ACE procures electricity for BGS would require ACE to provide cash collateral of $42.1 million, if ACE’s credit ratings were downgraded below investment grade. The cash collateral amounts fluctuate based on energy market conditions and CESI’s trading activity.

Changes in credit ratings, in addition to affecting the liquidity of Conectiv’s energy trading program, could affect Conectiv’s cost of capital and access to capital markets. Credit rating agencies are paying increased attention to issuers, including Conectiv, given changes in the structure of the energy industry and the bankruptcy of Enron. Conectiv’s future credit ratings may be affected by many factors including rating agency standards, utility and energy industry conditions, legislative changes impacting the electric or gas industry, general economic conditions, decisions of regulatory commissions, and the capital structure, financial coverage ratios, and operating results of Conectiv. For the factors which may affect Conectiv’s future operating results, see the “Common Stock Earnings Outlook” section within the MD&A.

As of December 31, 2001, Conectiv had guaranteed $171.6 million of the energy trading obligations of CESI, $14.7 million of the debt of an unconsolidated equity method investee (due in 2019), and $9.5 million of other items. The expiration of these guarantees by period are summarized in the table below.

	Expiration of Guarantee By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in Millions)
Conectiv’s guarantees:
Energy trading obligations of CESI	$171.6	$171.6	—	—	$—
Debt of equity method investee	14.7	—	—	—	14.7
Other	9.5	—	—	—	9.5

Total	$195.8	$171.6	—	—	$24.2

Conectiv has investments in partnerships, electric co-generation projects and venture capital funds, that are accounted for on the equity method of accounting. Conectiv also has investments in aircraft and cargo containership leveraged leases. The debt related to these investments is excluded from the Consolidated Balance Sheets in accordance with generally accepted accounting principles for equity method investments and leveraged leases. The debt of equity method investees that Conectiv may be required to pay in the event of default is limited to the $14.7 million of debt guaranteed by Conectiv. The debt associated with the leveraged leases ($119 million) is non-recourse to Conectiv and its subsidiaries and is secured by a lien on the leased assets. Summarized financial information for equity method investments is disclosed in Note 9 to the Consolidated Financial Statements and the components of Conectiv’s net investment in leveraged leases is disclosed in Note 23 to the Consolidated Financial Statements.

Conectiv’s energy contracts for trading and hedging activities which are accounted for at fair value are shown in the table below. All fair values are based on prices actively quoted or prices provided by other external sources.

	Fair Value as of December 31, 2001
	Energy Trading Contracts			Energy Cash Flow Hedge Contracts
Sources of Fair Value	Total Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Total Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years
	(Dollars in Millions)
Prices actively quoted	$15.8	$0.1	$15.7	$(113.6)	$(68.7)	$(44.9)
Prices provided by other external sources	13.2	9.6	3.6	2.6	1.5	1.1

Total	$29.0	$9.7	$19.3	$(111.0)	$(67.2)	$(43.8)

The changes in the fair value of Conectiv’s energy contracts during 2001 for trading and hedging activities which are accounted for at fair value are shown in the table below.

	Trading Contracts	Hedging Contracts
	(Dollars in Millions)
Fair value of contracts outstanding as of January 1, 2001	$33.0	$5.8
Less: Contracts realized or otherwise settled during 2001	39.7	(59.2)
Plus: Fair value of new contracts when entered into during 2001	—	—
Changes in fair values attributable to changes in valuation techniques and assumptions	—	—
Other changes in fair values	35.7	(176.0)

Fair value of contracts outstanding as of December 31, 2001	$29.0	$(111.0)

After a review of contracts entered into with Enron and its subsidiaries by Conectiv’s subsidiaries (CESI and, to a much lesser extent, DPL), Conectiv does not believe that it has material financial exposure related to the Enron bankruptcy. This conclusion is based, among other factors, on the specific provisions in the contracts of the Conectiv subsidiaries with Enron and applicable legal principles. Conectiv’s financial exposure is not fixed by agreement or bankruptcy court order. Accordingly, Conectiv continues to monitor the Enron bankruptcy cases.

Summary of Cash Flows

Conectiv’s cash flows for 2001, 2000, and 1999 are summarized below.

	Cash Provided/(Used)
	2001	2000	1999
	(Dollars in Millions)
Operating Activities	$104.7	$465.3	$310.2
Investing Activities	74.3	(278.5)	(344.5)
Financing Activities	(249.7)	(119.5)	24.7

Net change in cash and cash equivalents	$(70.7)	$67.3	$(9.6)

Cash Flows From Operating Activities

Net cash flows provided by operating activities decreased by $360.6 million to $104.7 million of cash provided for 2001, from $465.3 million of cash provided for 2000. The $360.6 million decrease was mainly due to higher costs incurred in supplying default electric service customers of DPL and BGS customers of ACE, higher income tax payments, and working capital requirements for energy trading and hedging activities.

In 2000, cash flows from operating activities increased by $155.1 million to $465.3 million, from $310.2 million for 1999. Net cash provided by 1999 operating activities included a net $146.3 million net cash outflow for termination of the Pedricktown NUG purchased power contract, due to $228.5 million of cash used for the contract termination payment and $82.2 million of cash provided by a dividend received from Pedricktown. Excluding the impact of the Pedricktown contract termination, operating activities provided a net cash flow of $456.5 million in 1999 compared to $465.3 million in 2000.

Cash Flows From Investing Activities

The most significant items included in cash flows from investing activities during 2001, 2000, and 1999 are summarized below.

	Cash Provided/(Used)
	2001	2000	1999
	(Dollars in Millions)
Cash proceeds from sale of:
Electric generating plants	$671.3	$32.5	$—
Other assets	28.7	82.2	—
Capital expenditures	(603.4)	(390.5)	(320.4)
All other investing cash flows, net	(22.3)	(2.7)	(24.1)

Net cash provided (used) by investing activities	$74.3	$(278.5)	$(344.5)

During 2001, Conectiv received $671.3 million from the sale of electric generating plants, which included $641.7 million for fossil fuel-fired plants (1,080.8 MW) and $29.6 million for ACE’s interests in nuclear electric generating plants (383 MW). In 2000, $32.5 million was received from the sale of DPL’s 331 MW interest in nuclear electric generating plants. The sale of other assets also provided cash of $28.7 million in 2001 and $82.2 million in 2000, which included cash from the sale of the HVAC business and two CTS projects.

The Consolidated Statements of Cash Flows for 2001 and 2000 exclude the assumption of former nuclear decommissioning liabilities of ACE and DPL, respectively, by the purchasers of the ownership interests of ACE and DPL in nuclear electric generating plants. The transfer of nuclear decommissioning trust funds to the purchasers of the nuclear plants is also excluded from the Consolidated Statements of Cash Flows. The nuclear decommissioning trust funds that were transferred in 2001 and 2000 had fair values of approximately $115.8 million and $68.0 million, respectively, and were classified as “Funds held by trustee” in the Consolidated Balance Sheets. Part of the proceeds from the sale of the interests in nuclear electric generating plants, $20.5 million in 2001 and $25.6 million in 2000, was used to repay capital lease obligations related to nuclear fuel.

Capital expenditures increased $212.9 million in 2001 and $70.1 million in 2000, primarily due to the capital requirements of Conectiv’s mid-merit electric generation strategy, including expenditures for combustion turbines that are expected to be configured into combined cycle units. Upgrades of the electric transmission and distribution systems, which increased system reliability, also contributed to the increases in capital expenditures for 2000.

Cash Flows From Financing Activities

Cash flows from financing are summarized below for 2001, 2000, and 1999.

	Net Cash Provided/(Used)
	2001	2000	1999
	(Dollars in Millions)
Common stock dividends paid	$(87.0)	$(92.0)	$(135.1)
Securities (repurchased)/issued *
Common stock	—	(54.7)	(390.4)
Preferred stock	(71.6)	—	—
Long-term debt	(369.5)	(51.0)	345.3
Short-term debt	330.3	129.8	203.6
Variable rate demand bonds	—	—	33.3
Capital lease payments and other	(51.9)	(51.6)	(32.0)

	$(249.7)	$(119.5)	$24.7

*	The net amount of repurchases, redemptions, and issuances is shown for each type of security in the table.

Common dividends paid decreased $5.0 million in 2001 compared to 2000 due to lower dividends declared per share of Class A common stock ($1.55 in 2001 and $3.20 in 2000) and repurchases of common stock during 2000. Common dividends paid decreased $43.1 million in 2000 compared to 1999 due to lower dividends declared per share of common stock ($0.88 in 2000 and $1.045 in 1999) and repurchases of common stock and Class A common stock.

The amount of cash used for securities repurchased and redeemed during 1999-2001, net of cash provided from securities issued, was $445.1 million for common stock, $71.6 million for preferred stock and $75.2 million for long-term debt. During 1999-2001, short-term debt financing provided $663.7 million of cash and variable rate demand bonds issued provided $33.3 million of cash.

Most of the common stock financing activity during 2000 and 1999 resulted from a repurchase of stock during June 1999, which reduced the number of shares of common stock and Class A common stock outstanding by 12.8 million and 0.8 million, respectively. During 2000 and 1999, Conectiv also repurchased shares of common stock under buyback programs. The repurchases of stock during June 1999 and under buyback programs were primarily financed through the issuance of debt.

The 2001 redemption of $71.6 million of preferred stock included $45.0 million of DPL’s Auction Rate Preferred Stock, $15.1 million of DPL’s Adjustable Rate Preferred Stock, and $11.5 million of ACE’s preferred stock ($7.80 annual dividend per each $100 share).

Most of the long-term debt financing activity during 2001 was attributed to DPL’s repayment of $253.7 million of long-term debt during the third quarter of 2001 (8.1% average interest rate and maturity dates from 2003 to 2027), ACE’s redemption at maturity of $40 million of Medium Term Notes (6.81%-7.0% annual interest rates), and ACE’s repayment at maturity of $57.1 million of a bank term loan (2.9% interest rate).

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion contains “forward-looking statements.” These projected results have been prepared based upon certain assumptions considered reasonable given the information currently available to Conectiv. Nevertheless, because of the inherent unpredictability of interest rates, equity market prices, and energy commodity prices as well as other factors, actual results could differ materially from those projected in such forward-looking information. For a description of Conectiv’s significant accounting policies and financial information associated with these activities, see Notes 1 and 12, respectively, to the Consolidated Financial Statements.

Interest Rate Risk

Conectiv is subject to the risk of fluctuating interest rates in the normal course of business. Conectiv manages interest rates through the use of fixed and, to a lesser extent, variable-rate debt. The effect of a hypothetical 10% change in interest rates on the interest costs for short-term and variable-rate debt was approximately $3.9 million as of December 31, 2001 and $6.1 million as of December 31, 2000. The decrease in the effect of a 10% change in interest rates was due to lower short-term interest rates, partly offset by the effect of an increase in the amount of short-term debt outstanding.

Equity Price Risk

As discussed in Note 8 to the Consolidated Financial Statements, Conectiv holds investments in marketable equity securities and venture capital funds, which invest in securities of technology and service companies related to energy, utility, and communication industries. Conectiv is exposed to equity price risk through the securities invested in by the venture capital funds and the marketable securities held directly by Conectiv. The potential change in the fair value of these investments resulting from a hypothetical 10% change in quoted securities prices was approximately $2.0 million as of December 31, 2001 and $4.0 million as of December 31, 2000. The decrease was mainly due to the reduction in the carrying value of marketable equity securities that resulted from the recognition of an unrealized holding loss in earnings for a decline in market value considered to be other than temporary. Due to the nature of these investments and market conditions, the fair value of these investments may change by substantially more than 10%.

Commodity Price Risk

Conectiv’s participation in wholesale energy markets includes trading and arbitrage activities, which expose Conectiv to commodity market risk. To the extent Conectiv has net open positions, controls are in place that are intended to keep risk exposures within management-approved risk tolerance levels. Conectiv engages in commodity hedging activities to minimize the risk of market fluctuations associated with the purchase and sale of energy commodities (natural gas, petroleum, coal and electricity). Some of Conectiv’s hedging activities are conducted using derivative instruments designated as “cash flow hedges,” which are designed to reduce the variability in future cash flows. Conectiv also hedges its commodity ownership (including electricity produced by Conectiv’s electric generating plants) with offsetting energy transactions (including sales of electricity and other commodities). Conectiv’s energy commodity hedging objectives, in accordance with its risk management policy, are primarily the assurance of stable and known cash flows and the fixing of favorable prices and margins when they become available.

Counterparties to its various hedging and trading contracts expose Conectiv to credit losses in the event of nonperformance. Management has evaluated such risk, implemented credit checks and established reserves for credit losses. Conectiv is also at risk for a decrease in market liquidity to levels that affect its capability to execute its commodity participation strategies. Conectiv believes the commodity markets to be sufficiently liquid to support its market participation.

Conectiv uses a value-at-risk model to assess the market risk of its electricity, gas, and petroleum products commodity activities. The model includes fixed price sales commitments, physical forward contracts, and commodity derivative instruments. Value-at-risk represents the potential gain or loss on instruments or portfolios due to changes in market factors, for a specified time period and confidence level. Conectiv estimates value-at-risk across its power, gas, and petroleum products commodity business using a delta-normal variance/covariance model with a 95 percent confidence level and assuming a five-day holding period. Since value-at-risk is an estimate, it is not necessarily indicative of actual results that may occur. Conectiv’s calculated value-at-risk with respect to its commodity price exposure associated with contractual arrangements was approximately $3.7 million as of December 31, 2001 and $16.9 million as of December 31, 2000. The decrease in value-at-risk reflects a lower level of energy trading activities at year-end. The average, high, and low value-at-risk for the year ended December 31, 2001 was $24.7 million, $39.2 million and $3.6 million, respectively. In comparison, the average, high, and low value-at-risk for the year ended December 31, 2000 was $16.6 million, $29.7 million and $9.3 million, respectively.

CONECTIV

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

Management is responsible for the information and representations contained in Conectiv’s consolidated financial statements. Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, based upon currently available facts and circumstances and management’s best estimates and judgments of the expected effects of events and transactions.

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

/s/ HOWARD E. COSGROVE	/s/ JOHN C. VAN RODEN
Howard E. Cosgrove	John C. van Roden
Chairman of the Board and Chief Executive Officer	Senior Vice President and Chief Financial Officer

February 8, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Conectiv
Wilmington, Delaware

In our opinion, the accompanying consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page IV-I present fairly, in all material respects, the financial position of Conectiv and subsidiary companies at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 14(a)(2) on pages IV-I to IV-5 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of Conectiv’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. As discussed in Note 1 to the Consolidated Financial Statements, Conectiv changed its method of accounting for derivative and hedging activities pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133).

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

February 8, 2002

CONECTIV

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2001	2000	1999
	(Dollars in Thousands, Except Per Share Amounts)
Operating Revenues
Electric	$3,538,653	$2,898,821	$2,442,800
Gains on sales of electric generating plants	297,140	16,612	—
Gas	1,466,467	1,529,785	816,245
Other services	487,795	542,459	436,911

	5,790,055	4,987,677	3,695,956

Operating Expenses
Electric fuel and purchased energy and capacity	2,529,761	1,613,579	1,168,792
Gas purchased	1,431,998	1,445,911	754,990
Other services' cost of sales	410,169	477,964	358,205
Special charges	—	25,162	105,648
Operation and maintenance	499,227	561,092	578,717
Depreciation and amortization	228,503	252,833	266,119
Taxes other than income taxes	74,372	79,456	87,877
Deferred electric service costs	(143,190)	(7,521)	(17,170)

	5,030,840	4,448,476	3,303,178

Operating Income	759,215	539,201	392,778

Other Income	61,721	48,874	70,870

Interest Expense
Interest charges	187,728	223,445	182,821
Capitalized interest and allowance for borrowed funds used during construction	(16,534)	(10,843)	(5,639)

	171,194	212,602	177,182

Preferred Stock Dividend Requirements of Subsidiaries	18,734	20,383	19,894

Income From Continuing Operations Before Income Taxes	631,008	355,090	266,572
Income Taxes	253,486	151,275	123,079

Income From Continuing Operations	377,522	203,815	143,493
Discontinued Telecommunication Operations
Loss From Operations, Net of Income Taxes	(7,696)	(32,985)	(29,915)
Loss From Disposal, Net of Income Taxes	(118,788)	—	—

Income Before Extraordinary Item	251,038	170,830	113,578
Extraordinary Item (Net of Income Taxes of $1,885 in 2001 and $188,254 in 1999)	(2,790)	—	(311,718)

Net Income (Loss)	$248,248	$170,830	$(198,140)

See accompanying Notes to Consolidated Financial Statements.

CONECTIV

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2001	2000	1999
	(Dollars in Thousands, Except Per Share Amounts)
Earnings (Loss) Applicable To:
Common stock
Continuing operations	$366,400	$197,704	$136,554
Discontinued telecommunication operations
Loss from operations	(7,696)	(32,985)	(29,915)
Loss from disposal	(118,788)	—	—
Extraordinary item, net of income taxes	(2,790)	—	(295,161)

Total	$237,126	$164,719	$(188,522)

Class A common stock
Before extraordinary item	$11,122	$6,111	$6,939
Extraordinary item, net of income taxes	—	—	(16,557)

Total	$11,122	$6,111	$(9,618)

Average Shares Outstanding (000)
Common stock	82,704	83,686	93,320
Class A common stock	5,742	5,742	6,110
Basic Earnings (Loss) Per Average Share of Common Stock
Continuing operations	$4.43	$2.36	$1.46
Discontinued telecommunication operations
Loss from operations	(0.09)	(0.39)	(0.32)
Loss from disposal	(1.44)	—	—
Extraordinary item	(0.03)	—	(3.16)

Total	$2.87	$1.97	$(2.02)

Diluted Earnings Per Average Share of Common Stock from Continuing Operations	$4.41	$2.36	$1.46
Basic And Diluted Earnings (Loss) Per Average Share of Class A Common Stock
Before extraordinary item	$1.94	$1.06	$1.14
Extraordinary item	—	—	(2.71)

Total	$1.94	$1.06	$(1.57)

Dividends Declared Per Share
Common stock	$0.88	$0.88	$1.045
Class A common stock	$1.55	$3.20	$3.20

See accompanying Notes to Consolidated Financial Statements.

CONECTIV

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2001	2000	1999
	(Dollars in Thousands)
Net income (loss)	$248,248	$170,830	$(198,140)

Other comprehensive (loss), net of taxes
Energy commodity derivative instruments designated as cash flow hedges
Cumulative effect of a change in accounting principle resulting from adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” net of $2,380 of income taxes	3,445	—	—
Unrealized hedging losses arising during year, net of $71,875 of income taxes	(104,033)	—	—
Reclassification adjustment for hedging losses included in net income, net of $24,484 of income taxes	35,438	—	—
Losses on marketable securities
Unrealized holding losses arising during year, net of $6,567 and $890 of income taxes for 2001 and 2000, respectively	(12,651)	(1,653)	—
Reclassification adjustment for loss/(gain) included in net income, net of $7,248 and $211 of income taxes for 2001 and 2000, respectively	13,914	(391)	—

Other comprehensive (loss), net of income taxes	(63,887)	(2,044)	—

Comprehensive income (loss)	$184,361	$168,786	$(198,140)

See accompanying Notes to Consolidated Financial Statements.

CONECTIV

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2001	2000
	(Dollars in Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$52,871	$123,562
Accounts receivable, net of allowances of $32,162 and $31,339, respectively	636,404	792,843
Inventories, at average cost
Fuel (coal, oil and gas)	81,448	54,578
Materials and supplies	44,604	62,675
Deferred energy supply costs	25,525	7,720
Prepayments	80,188	23,354
Deferred income taxes, net	—	13,155

	921,040	1,077,887

Investments
Investment in leveraged leases	45,314	53,706
Funds held by trustee	12,136	122,387
Other investments	60,845	70,780

	118,295	246,873

Property, Plant and Equipment
Electric generation	1,067,464	1,576,550
Electric transmission and distribution	2,792,615	2,711,907
Gas transmission and distribution	291,052	277,650
Other electric and gas facilities	363,373	390,313
Other property, plant, and equipment	181,838	251,567

	4,696,342	5,207,987
Less: Accumulated depreciation	1,784,170	2,179,951

Net plant in service	2,912,172	3,028,036
Construction work-in-progress	584,440	406,884
Leased nuclear fuel, at amortized cost	—	28,352
Goodwill, net of accumulated amortization of $42,817 and $33,437, respectively	330,579	344,514

	3,827,191	3,807,786

Deferred Charges and Other Assets
Regulatory assets:
Recoverable stranded costs, net	944,529	988,153
Other non-current regulatory assets	276,659	186,084
Prepaid pension costs	91,891	69,963
Unamortized debt expense	25,513	25,553
License fees	20,581	21,956
Other	34,664	39,366

	1,393,837	1,331,075

Total Assets	$6,260,363	$6,463,621

See accompanying Notes to Consolidated Financial Statements.

CONECTIV

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2001	2000
	(Dollars in Thousands)
CAPITALIZATION AND LIABILITIES
Current Liabilities
Short-term debt	$1,039,820	$709,530
Long-term debt due within one year	397,963	100,721
Variable rate demand bonds	158,430	158,430
Accounts payable	351,382	490,887
Derivative instruments	87,876	—
Other current liabilities	201,190	264,441

	2,236,661	1,724,009

Deferred Credits and Other Liabilities
Other postretirement benefits obligation	89,836	90,335
Deferred income taxes, net	843,039	823,094
Deferred investment tax credits	49,542	64,316
Regulatory liability for New Jersey income tax benefit	49,262	49,262
Above-market purchased energy contracts and other electric restructuring liabilities	85,326	103,575
Deferred gain on termination of purchased energy contract	—	74,968
Derivative instruments	28,852	—
Other	43,736	53,377

	1,189,593	1,258,927

Capitalization
Common stock: $0.01 per share par value; 150,000,000 shares authorized; shares outstanding—82,957,613 in 2001 and 82,859,779 in 2000	830	830
Class A common stock, $0.01 per share par value; 10,000,000 shares authorized; shares outstanding—5,742,315 in 2001 and 2000	57	57
Additional paid-in capital—common stock	1,027,790	1,028,780
Additional paid-in capital—Class A common stock	93,738	93,738
Retained earnings	209,336	42,768
Treasury shares, at cost (130,604 shares in 2000)	—	(2,688)
Unearned compensation	(1,719)	(1,172)
Accumulated other comprehensive loss	(65,931)	(2,044)

Total common stockholders’ equity	1,264,101	1,160,269
Preferred stock of subsidiaries:
Not subject to mandatory redemption	35,813	95,933
Subject to mandatory redemption	12,450	23,950
Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures	165,000	165,000
Long-term debt	1,356,003	2,021,789
Long-term capital lease obligation	742	13,744

	2,834,109	3,480,685

Commitments and Contingencies (Notes 22, 23, and 25)

Total Capitalization and Liabilities	$6,260,363	$6,463,621

See accompanying Notes to Consolidated Financial Statements.

CONECTIV

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
	(Dollars in Thousands)
Cash Flows From Operating Activities
Net income (loss)	$248,248	$170,830	$(198,140)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Deferred recoverable purchased power contract termination payment	—	—	(228,500)
Deferred gain on contract termination	(73,014)	—	70,849
Deferred electric service costs and gas supply costs	(142,756)	(15,596)	19,703
Extraordinary item, net of income taxes	2,790	—	311,718
Special charges	—	25,162	105,648
Gains on sales of electric generating plants	(297,140)	(16,642)	—
Loss on sale of telecommunication assets	165,855	—	—
Depreciation and amortization	241,377	283,057	294,902
Deferred income taxes, net	87,188	114,257	44,752
Net change in:
Accounts receivable	110,806	(267,477)	(92,952)
Inventories	(41,117)	5,817	(14,753)
Accounts payable	(138,308)	182,105	61,561
Accrued taxes	(4,329)	24,252	(34,757)
Other current assets & liabilities (1)	(62,635)	(10,273)	(20,096)
Other, net	7,704	(30,206)	(9,766)

Net cash provided by operating activities	104,669	465,286	310,169

Cash Flows From Investing Activities
Proceeds from sales of electric generating plants	671,302	32,480	—
Proceeds from other assets sold	28,695	82,159	—
Capital expenditures	(603,355)	(390,540)	(320,395)
Investments in partnerships	(23,444)	(11,786)	(23,570)
Leveraged leases, net	606	9,569	8,242
Acquisition of businesses, net of cash acquired	—	(954)	(17,138)
Other, net	497	581	8,395

Net cash provided (used) by investing activities	74,301	(278,491)	(344,466)

Cash Flows From Financing Activities
Common stock dividends paid	(86,962)	(92,009)	(135,134)
Common stock issued	—	187	68
Common stock redeemed	—	(54,651)	(390,397)
Preferred stock redeemed	(71,620)	—	—
Long-term debt issued	59,000	70,140	478,500
Long-term debt redeemed	(428,481)	(121,119)	(133,218)
Variable rate demand bonds issued	—	—	33,330
Principal portion of capital lease payments	(29,823)	(48,547)	(23,554)
Net change in short-term debt	330,290	129,842	203,627
Cost of issuances and redemptions	(22,065)	(3,315)	(8,570)

Net cash provided (used) by financing activities	(249,661)	(119,472)	24,652

Net change in cash and cash equivalents	(70,691)	67,323	(9,645)
Beginning of year cash and cash equivalents	123,562	56,239	65,884

End of year cash and cash equivalents	$52,871	$123,562	$56,239

(1)	Other than debt and deferred income taxes classified as current.

See accompanying Notes to Consolidated Financial Statements.

CONECTIV

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

	Shares Outstanding		Total Common Stockholders’ Equity	Par Value		Additional Paid-in Capital		Retained Earnings (Accumulated Deficit)	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Loss (3)
	Common Stock (1)	Class A Common Stock (1)		Common Stock	Class A Common Stock	Common Stock	Class A Common Stock
	(Dollars in Thousands)
Balance as of January 1, 1999	100,516,768	6,560,612	$1,843,161	$1,007	$66	$1,462,675	$107,095	$276,939	$(3,797)	$(824)	$—
Net loss			(198,140)					(198,140)
Cash dividends declared
Common stock ($1.045 per share)			(96,241)					(96,241)
Class A common stock ($3.20 per share)			(19,030)					(19,030)
Issuance of common stock for CICP (2)	95,676		68	1		1,475			375	(1,783)
Reacquired common stock
Tender Offer	(12,768,215)	(818,297)	(361,373)	(128)	(9)	(347,879)	(13,357)
Open market purchases	(1,671,060)		(31,397)	(17)		(31,356)			(24)
Incentive compensation expense			1,125			145				980

Balance as of December 31, 1999	86,173,169	5,742,315	1,138,173	863	57	1,085,060	93,738	(36,472)	(3,446)	(1,627)	—
Net Income			170,830					170,830
Other comprehensive loss transferred to accumulated other comprehensive loss			(2,044)								(2,044)
Cash dividends declared
Common stock ($0.88 per share)			(73,215)					(73,215)
Class A common stock ($3.20 per share)			(18,375)					(18,375)
Issuance of common stock for CICP (2)	146,975		187	1		520			1,059	(1,393)
Reacquired common stock	(3,411,465)		(54,650)	(34)		(54,610)			(6)
Incentive compensation
Expense recognition			(637)			(1,437)				800
Forfeited common shares	(48,900)		—			(753)			(295)	1,048

Balance as of December 31, 2000	82,859,779	5,742,315	1,160,269	830	57	1,028,780	93,738	42,768	(2,688)	(1,172)	(2,044)
Net Income			248,248					248,248
Other comprehensive loss transferred to accumulated other comprehensive loss			(63,887)								(63,887)
Cash dividends declared
Common stock ($0.88 per share)			(72,780)					(72,780)
Class A common stock ($1.55 per share)			(8,900)					(8,900)
Issuance of common stock for CICP (2)	119,434		(93)	1		2,020			112	(2,226)
Incentive compensation
Expense recognition			1,319							1,319
Forfeited common shares	(21,600)		(75)	(1)		(3,010)			2,576	360

Balance as of December 31, 2001	82,957,613	5,742,315	$1,264,101	$830	$57	$1,027,790	$93,738	$209,336	$—	$(1,719)	$(65,931)

(1)	There are 150,000,000 and 10,000,000 shares of Conectiv common stock and Conectiv Class A common stock, respectively, which are authorized.
(2)	Includes restricted common shares granted and stock options exercised under the Conectiv Incentive Compensation Plan (CICP).
(3)
The December 31, 2001 balance for Accumulated Other Comprehensive Loss included the following: $(65,150) for unrealized losses from derivative instruments designated as cash flow hedges and $(781) for unrealized losses on marketable securities. The December 31, 2000 balance for Accumulated Other Comprehensive Loss resulted from unrealized losses on marketable securities.

See accompanying Notes to Consolidated Financial Statements.

CONECTIV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Conectiv was formed on March 1, 1998 (the 1998 Merger), through a series of merger transactions and an exchange of common stock with Delmarva Power & Light Company (DPL) and Atlantic Energy, Inc., which owned Atlantic City Electric Company (ACE) prior to the 1998 Merger. Conectiv is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

References herein to Conectiv may mean the activities of one or more subsidiary companies.

On February 9, 2001, the Boards of Directors of Conectiv and Potomac Electric Power Company (Pepco) approved an Agreement and Plan of Merger under which Pepco will acquire Conectiv for a combination of cash and stock (Conectiv/Pepco Merger). See Note 4 to the Consolidated Financial Statements for additional information, including the status of various statutory and regulatory approvals required for the Conectiv/Pepco Merger to close.

ACE and DPL are public utilities that supply and deliver electricity through their transmission and distribution systems to approximately 987,600 customers under the trade name Conectiv Power Delivery. DPL also supplies and delivers natural gas to approximately 113,000 customers in a 275 square mile area in northern Delaware. ACE’s regulated service area is located in the southern one-third of New Jersey and DPL’s regulated electric service area is located on the Delmarva Peninsula (Delaware and portions of Maryland and Virginia). On a combined basis, ACE’s and DPL’s regulated electric service areas encompass about 8,700 square miles and have a population of approximately 2.1 million.

Conectiv Energy Holding Company (CEH) and its subsidiaries are engaged in non-regulated electricity production and sales, energy trading and marketing. CEH’s operations began on July 1, 2000, coincident with the transfer of certain electric generating plants from ACE and DPL to CEH subsidiaries. Prior to July 1, 2000, non-regulated electricity production and sales, energy trading and marketing were conducted primarily by DPL. See “Energy Hedging and Trading Activities” in this Note and Note 12 to the Consolidated Financial Statements for information about energy hedging and trading activities.

As discussed under “Mid-Merit Electric Generation” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), by building new “mid-merit” electric generating plants and selling electric generating plants designed to serve baseload demand, Conectiv has altered the focus of its electric generation operations. During 2001, Conectiv developed sites and purchased equipment for future mid-merit electric generating plants and began operating three newly-installed combustion turbines (348 MW). During 2000 and 2001, DPL, ACE, and another Conectiv subsidiary sold ownership interests in non-strategic electric generating plants which included nuclear electric generating plants (714 MW) and fossil fuel-fired electric generating plants (1,081 MW). For additional information about the sales of electric generating plants during 2000-2001 and agreements for the sale of ACE’s fossil fuel-fired electric generating plants, see Note 13 to the Consolidated Financial Statements.

For information about other businesses conducted by Conectiv subsidiaries, see the discussion of “Other services” revenues under “Revenues” within this Note to the Consolidated Financial Statements.

Regulation of Utility Operations

As discussed in Note 10 to the Consolidated Financial Statements, the electricity generation businesses of ACE and DPL were restructured in 1999, pursuant to state electric restructuring legislation and the issuance of restructuring orders by state regulatory commissions. Based on these orders, ACE and DPL determined that the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71) no longer applied to their electricity generation businesses and an extraordinary charge to 1999 earnings resulted, as discussed in Note 7 to the Consolidated Financial Statements.

Certain aspects of Conectiv’s utility businesses are subject to regulation by the Delaware and Maryland Public Service Commissions (DPSC and MPSC, respectively), the New Jersey Board of Public Utilities (NJBPU), the Virginia State Corporation Commission (VSCC), and the Federal Energy Regulatory Commission (FERC). As discussed above, the nature of regulation of retail electricity sales by these state regulatory commissions changed during 1999. For retail sales subject to price regulation, the percentages of retail electric and gas utility operating revenues regulated by each state regulatory commission for the year ended December 31, 2001, were as follows: NJBPU, 46.0%; DPSC, 36.0%; MPSC, 16.3%; and VSCC, 1.7%. Wholesale sales and transmission of electricity and gas are subject to FERC regulation. Retail gas sales are subject to regulation by the DPSC.

The electric delivery businesses of ACE and DPL and the retail gas business of DPL are subject to the requirements of SFAS No. 71. Also, ACE recovers through customer rates the costs it incurs in providing Basic Generation Service (BGS), which entails supplying electricity to customers in ACE’s service area who do not choose an alternative supplier. When utility revenues are insufficient to recover current period expenses from customers, regulatory commissions may provide for future recovery from customers of such current period expenses. When future recovery is probable for current under-recoveries of utility expenses, the expenses are deferred as regulatory assets and subsequently recognized in the Consolidated Statement of Income during the period the expenses are recovered from customers. Similarly, regulatory liabilities may also be created due to the economic impact of an action taken by a regulatory commission.

The amount recognized in the Consolidated Statements of Income for the cost of gas purchased to supply DPL’s regulated gas customers is adjusted to the amount included in customer billings for such costs since customer rates are periodically adjusted to reflect amounts actually paid by DPL for purchased gas. DPL’s purchased gas costs are subject to the approval of the DPSC. A regulatory asset is recorded for under-collections from customers and a liability is recorded for over-collections from customers, which are both classified as “deferred energy supply costs” on the Consolidated Balance Sheets.

Refer to Note 15 to the Consolidated Financial Statements for information about regulatory assets and liabilities arising from the financial effects of rate regulation.

Financial Statement Presentation

The Consolidated Financial Statements include the accounts of Conectiv and its majority owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Ownership interests of 20% or more in entities not controlled by Conectiv are accounted for on the equity method of accounting. Ownership interests of less than 20% in other entities are accounted for on the cost method of accounting. Investments in entities accounted for on the equity and cost methods are included in “Other investments” on the Consolidated Balance Sheets. Earnings from equity method investments and distributions from cost method investments are included in “Other income” in the Consolidated Statements of Income.

As discussed in Note 5 to the Consolidated Financial Statements herein, Conectiv sold substantially all of the assets of its former Telecommunication business segment on November 14, 2001. Accordingly, the operating results for the former Telecommunication business segment are classified as discontinued operations within the Consolidated Statements of Income, including operating results for 2000 and 1999, which have been reclassified from continuing operations to discontinued operations.

Adjustments for under-recoveries of costs related to BGS of $7.5 million for 2000 and $17.2 million for 1999 have been reclassified within the Consolidated Statements of Income from electric operating revenues to operating expenses, as a separate line item captioned “Deferred electric service costs.” The accounting policy for BGS is discussed under “Regulation of Utility Operations,” shown above.

Certain other reclassifications of prior period data have been made to conform with the current presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Revenues

“Electric” revenues primarily include revenues from the supply and delivery of electricity to the customers of ACE and DPL and revenues from electricity trading activities and strategic generation, which is the sale of electricity, capacity, and ancillary services from deregulated electric generating plants.

“Gas” revenues primarily include revenues from the trading of natural gas and the supply and delivery of natural gas to customers of DPL.

“Other services” revenues are provided primarily by Conectiv’s non-utility subsidiaries and, to a lesser extent, by ACE and DPL. The principal businesses included in revenues from “Other services” are as follows: sales of petroleum products; coal trading; operation of third parties’ power plants; leveraged leases; construction and operation of district heating and cooling systems; and heating, ventilation, and air conditioning (HVAC) construction and services. As discussed in Note 6 to the Consolidated Financial Statements, Conectiv sold its HVAC businesses and portions of its district heating and cooling systems business during 2000.

ACE and DPL recognize revenues for the supply and delivery of electricity and gas upon delivery to the customer, including amounts for services rendered, but not yet billed. Similarly, revenues from “Other services” are recognized when services are performed or products are delivered.

Energy Hedging and Trading Activities

Conectiv actively participates in the wholesale energy markets and engages in hedging and trading activities. Energy contracts, including derivative instruments, entered into in connection with energy trading activities are marked to market, with gains and losses (unrealized and realized) included in earnings. Energy trading activities are recorded on a gross basis, with sales reported as revenues and purchases included in operating expenses.

Conectiv’s commodity hedging activities are intended to minimize the risk of market price fluctuations associated with the purchase and sale of energy commodities (natural gas, petroleum, coal, and electricity). Some of Conectiv’s hedging activities are conducted using derivative instruments (futures, options, swap agreements, and forward contracts) designated as “cash flow hedges,” which are designed to reduce the variability in future cash flows. Conectiv also hedges its commodity ownership (including electricity produced by Conectiv’s electric generating plants) with offsetting energy transactions (including sales of electricity and other commodities.) During 2001, Conectiv did not hold any derivative instruments designated as “fair value hedges,” which include hedges of exposure to changes in the fair value of unrecognized firm commitments.

Conectiv’s energy commodity hedging objectives, in accordance with its risk management policy, are primarily the assurance of stable and known cash flows and the fixing of favorable prices and margins when they become available. These hedging objectives generally apply to all of Conectiv’s energy commodity hedging activities, including hedging activities conducted through derivative instruments designated as cash flow hedges and physical transactions. Some derivative instruments are held by Conectiv for trading purposes with the intention of enhancing earnings.

Conectiv implemented the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended, effective January 1, 2001. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires all derivative instruments, within the scope of the statement, to be recognized as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges, under SFAS No. 133, are recognized in earnings. The gain or loss on a derivative that hedges exposure to variable cash flow of a forecasted transaction is initially recorded in other comprehensive income (a separate component of common stockholders’ equity) and is subsequently reclassified into earnings when the forecasted transaction occurs. If a forecasted transaction is no longer probable, the deferred gain or loss in accumulated other comprehensive income is immediately reclassified to earnings. Changes in the fair value of other hedging derivatives result in a change in the value of the asset, liability, or firm commitment being hedged, to the extent the hedge is effective. Any ineffective portion of a hedge is recognized in earnings immediately.

During 1999-2000, realized gains and losses related to derivative hedging instruments were deferred, as deferred credits or current assets, and then recognized in operating results when the underlying transaction occurred. If, subsequent to being hedged, the underlying transaction was no longer likely to occur or the hedge was no longer effective, the gain or loss on the related derivative was recognized in operating results.

Gains and losses on hedges of the cost of energy that are included in the Consolidated Statements of Income are classified as “Electric fuel and purchased energy and capacity” or “Gas purchased,” as appropriate for the hedged transaction. Gains and losses on hedges of the selling price of generated electricity are recognized in revenues. Margin requirements for futures contracts are recorded as current assets.

The cash flows from derivatives are included in the “Cash Flows From Operating Activities” section of the Consolidated Statements of Cash Flows.

For additional information concerning energy trading and risk management activities, refer to Note 12 to the Consolidated Financial Statements.

Stock-based Employee Compensation

Refer to Note 16 to the Consolidated Financial Statements for Conectiv’s accounting policy on stock-based employee compensation.

Depreciation Expense

The annual provision for depreciation on electric and gas property, plant, and equipment is computed on the straight-line basis using composite rates by classes of depreciable property. Accumulated depreciation is charged with the cost of depreciable property retired, including removal costs less salvage and other recoveries. The relationship of the annual provision for depreciation for financial accounting purposes to average depreciable property was 3.2% for 2001, 3.4% for 2000, and 3.5% for 1999.

Property, plant and equipment other than electric and gas facilities is generally depreciated on a straight-line basis over the useful lives of the assets.

Interest Expense

The amortization of debt discount, premium, and expense, including deferred debt extinguishment costs, is included in interest expense.

Income Taxes

The Consolidated Financial Statements include current and deferred income taxes. Current income taxes represent the amounts of tax expected to be reported on Conectiv’s federal and state income tax returns. Deferred income taxes are discussed below.

Deferred income tax assets and liabilities represent the tax effects of temporary differences between the financial statement and tax bases of existing assets and liabilities and are measured using presently enacted tax rates. The portion of Conectiv’s deferred tax liability applicable to the utility operations of ACE and DPL that has not been recovered from utility customers represents income taxes recoverable in the future (deferred recoverable income taxes) and is included in “other non-current regulatory assets” on the Consolidated Balance Sheets. See Note 15 to the Consolidated Financial Statements for additional information.

Deferred income tax expense generally represents the net change during the reporting period in the net deferred tax liability and deferred recoverable income taxes.

Investment tax credits from utility plant purchased in prior years are reported on the Consolidated Balance Sheets as “Deferred investment tax credits.” These investment tax credits are being amortized to income over the useful lives of the related utility plant. Investment tax credits associated with leveraged leases are being amortized over the lives of the related leases during the periods in which the net investment is positive.

Cash Equivalents

In the Consolidated Financial Statements, Conectiv considers highly liquid marketable securities and debt instruments purchased with a maturity of three months or less to be cash equivalents.

Leveraged Leases

Conectiv’s investment in leveraged leases includes the aggregate of rentals receivable (net of principal and interest on nonrecourse indebtedness) and estimated residual values of the leased equipment less unearned and deferred income (including investment tax credits). Unearned and deferred income is recognized at a level rate of return during the periods in which the net investment is positive. Refer to Note 23 to the Consolidated Financial Statements for additional information on leveraged leases.

Funds Held By Trustee

Funds held by trustee are stated at fair value and primarily included ACE’s deposits in external nuclear decommissioning trusts as of December 31, 2000. As discussed in Note 13 to the Consolidated Financial Statements, ACE sold its ownership interests in nuclear electric generating plants on October 18, 2001 and transferred its nuclear decommissioning funds and related obligation for decommissioning to the purchasers.

Marketable Equity Securities

Conectiv holds marketable equity securities which are included in Other Investments in the Consolidated Balance Sheets. The marketable equity securities held as of December 31, 2001 and 2000 were classified as “available-for-sale securities” under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and are reported in other comprehensive income. However, if a decline in fair value of an available-for-sale security is determined to be other than temporary, then the cost basis of the security is written down to fair value and the decline in fair value is included in earnings. When an available-for-sale security is sold, any realized gain or loss is reclassified from accumulated other comprehensive income into earnings.

Property, Plant and Equipment

Electric generating plants that became impaired as a result of restructuring of the electric utility industry in 1999 are stated at the estimated fair value of the plants at the time of restructuring, based on amounts included in agreements for the sales of the plants. All other property, plant and equipment is stated at original cost.

Utility plant is generally subject to a first mortgage lien.

Conectiv’s Consolidated Balance Sheets include its proportionate share of assets and liabilities related to jointly owned plant. Conectiv’s subsidiaries have ownership interests in electric generating plants, transmission facilities, and other facilities in which other parties have ownership interests. Conectiv’s proportionate shares of operating and maintenance expenses of the jointly owned plant are included in the corresponding expenses in Conectiv’s Consolidated Statements of Income. Conectiv is responsible for providing its share of financing for the jointly owned facilities. Conectiv’s jointly owned plant, as of December 31, 2001, is shown in the table below.

Jointly Owned Plant	Ownership Share	Megawatt Capability Owned	Plant in Service	Accumulated Depreciation	Construction Work in Progress
			(Dollars in Thousands)
Coal-Fired Electric Generating Plants
Keystone *	2.47%	42	$13,758	$4,694	$1,661
Conemaugh *	3.83%	65	34,777	10,993	1,938
Transmission Facilities	Various		29,456	14,593	—
Other Facilities	Various		2,977	919	—

Total			$80,968	$31,199	$3,599

*	As of December 31, 2001, ACE’s ownership interests in these plants were subject to the agreements for sale, as discussed in Note 13 to the Consolidated Financial Statements.

Capitalized Interest and Allowance for Funds Used During Construction

Effective in the third quarter of 1999, the cost of financing the construction of electric generating plants is capitalized in accordance with SFAS No. 34, “Capitalization of Interest Cost” (SFAS No. 34). Other non-utility construction projects also include financing costs in accordance with SFAS No. 34. Interest costs were capitalized on these projects at the rates of 5.3% during 2001, 6.8% during 2000 and 5.3% during 1999.

Allowance for Funds Used During Construction (AFUDC) is included in the cost of regulated transmission and distribution utility plant and represents the cost of borrowed and equity funds used to finance construction. In the Consolidated Statements of Income, the borrowed funds component of AFUDC is reported as a reduction of interest expense and the equity funds component of AFUDC is reported as other income. AFUDC was capitalized on utility plant construction at the rates of 8.4% in 2001, 8.4% in 2000, and 8.6% in 1999.

Goodwill

Conectiv amortizes goodwill arising from business acquisitions over the shorter of the estimated useful life of the acquired business or 40 years. Substantially all of the goodwill as of December 31, 2001 had a 40 year life. The amount of goodwill amortized to expense was as follows: in 2001, $9.4 million, or $0.10 per share of common stock; in 2000, $10.5 million, or $0.11 per share of common stock; and in 1999, $11.0 million, or $0.10 per share of common stock. For information about changes in the accounting for goodwill which become effective in 2002, see “New Accounting Standards,” below.

Deferred Debt Extinguishment Costs

The costs of debt extinguishment for which recovery through regulated utility rates is probable are deferred and subsequently amortized to interest expense during the rate recovery period. Other debt extinguishment costs are accounted for in accordance with SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which requires such costs to be expensed.

License Fees

License fees represent the unamortized balance of amounts paid for the right to operate heating and cooling systems of certain hotel casinos in Atlantic City, New Jersey, over a 20-year period. These fees are classified as License Fees on the Consolidated Balance Sheets and are being amortized over 20 years.

Earnings Per Share

Earnings per share have been computed in accordance with SFAS No. 128, “Earnings Per Share” (SFAS No. 128). Under SFAS No. 128, basic earnings per share are computed based on earnings applicable to common stock divided by the weighted average number of common shares outstanding for the period, excluding dilutive potential common shares. Diluted earnings per share are computed based on earnings applicable to common stock divided by the weighted average number of shares of common stock outstanding during the period after giving effect to securities considered to be dilutive potential common shares, such as non-vested shares of performance accelerated restricted stock and stock options. A reconciliation of the number of shares used to compute basic and diluted earnings per share is shown below.

	Average Shares of Common Stock
	2001	2000	1999
	(In Thousands)
Basic earnings per share	82,704	83,686	93,320
Dilutive potential common shares
Non-vested performance accelerated restricted stock	163	141	87
Stock options	204	23	1

Diluted earnings per share	83,071	83,850	93,408

New Accounting Standards

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and does not permit the use of the pooling of interests method of accounting for business combinations. Under SFAS No. 142, goodwill that has not been included in the rates of a regulated utility subject to SFAS No. 71 will no longer be amortized. Most goodwill on Conectiv’s Consolidated Balance Sheet has not been included in the rates of Conectiv’s regulated utility businesses. Intangible assets other than goodwill that have finite useful lives will continue to be amortized under SFAS No. 142. Goodwill and other intangible assets will be tested periodically for impairment. If an impairment occurs, then a charge to earnings would result. An impairment of goodwill that results from adoption of SFAS No. 142 will be recognized as the cumulative effect of a change in accounting principle. Under SFAS No. 142, historical operating results will not be restated; instead pro forma earnings, adjusted to exclude goodwill amortization, will be disclosed. SFAS No. 142 became effective January 1, 2002 for companies with a calendar fiscal year, including Conectiv.

On August 9, 2001, the FASB issued SFAS No. 143, “Accounting For Asset Retirement Obligations,” which establishes the accounting requirements for asset retirement obligations (ARO) associated with tangible long-lived assets. If a legal obligation for an ARO exists, then SFAS No. 143 requires recognition of a liability, capitalization of the cost associated with the ARO, and allocation of the capitalized cost to expense. The initial measurement of an ARO is based on the fair value of the obligation, which may result in a gain or loss upon the settlement of the ARO. If the requirements of SFAS No. 71 are met, a regulated entity shall also recognize a regulatory asset or liability for timing differences between financial reporting and rate-making in the recognition of the period costs associated with an ARO. SFAS No. 143 will be effective January 1, 2003 for companies with a calendar fiscal year, including Conectiv. Upon adoption of SFAS No. 143, the difference between the net amount recognized in the balance sheet under SFAS No. 143 and the net amount previously recognized in the balance sheet will be recognized as the cumulative effect of a change in accounting principle.

On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens discontinued operations to include more disposal transactions. Under SFAS No. 144, operating losses of discontinued operations are recognized in the period in which they occur; future operating losses are not accrued upon discontinuation of the business operation. SFAS No. 144 became effective on January 1, 2002.

Conectiv does not expect the adoption of SFAS No. 141 or 144 will materially affect its financial position or results of operations. Conectiv is currently evaluating SFAS No. 142 and 143 and cannot predict the impact that these standards may have on its financial position or results of operations; however, any such impact could be material.

NOTE 2.    SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid During the Year

	2001	2000	1999
	(Dollars in Thousands)
Interest, net of capitalized amounts	$176,933	$200,737	$164,370
Income taxes, net of refunds	$140,452	$10,150	$111,667

During 2000, Conectiv received $118 million of income tax refunds. Approximately $91 million of the income tax refunds received in 2000 were related to the tax benefit associated with ACE’s payment of $228.5 million on December 28, 1999 to terminate ACE’s purchase of electricity under a contract with the Pedricktown Co-generation Limited Partnership (Pedricktown). For additional information concerning the Pedricktown contract termination, see Note 11 to the Consolidated Financial Statements.

Non-cash Investing and Financing Activities Excluded From the Consolidated Statements of Cash Flows

The Consolidated Statements of Cash Flows for 2001 and 2000 exclude the assumption of former nuclear decommissioning liabilities of ACE and DPL, respectively, by the purchasers of the ownership interests of ACE and DPL in nuclear electric generating plants and also exclude the transfer of nuclear decommissioning trust funds to the purchasers. The nuclear decommissioning trust funds that were transferred in 2001 and 2000 had fair values of approximately $115.8 million and $68.0 million, respectively. For information about the sale of the ownership interests of ACE and DPL in nuclear electric generating plants, refer to Note 13 to the Consolidated Financial Statements.

During the first quarter of 2001, Conectiv received a distribution from the EnerTech funds (which are discussed in Note 8 to the Consolidated Financial Statements) of marketable equity securities, which had a fair value of approximately $29.8 million at the time of distribution.

As discussed in Note 5 to the Consolidated Financial Statements, Conectiv sold substantially all of the telecommunication business assets of Conectiv Communications, Inc. (CCI) to Cavalier Telephone, L.L.C. (Cavalier) on November 14, 2001. The consideration for the assets sold included $4.0 million of cash, a $10.0 million note from Cavalier, and future services to be provided by Cavalier valued at $9.0 million. Only the cash consideration is included in the Consolidated Statements of Cash Flows.

NOTE 3.    INCOME TAXES

Conectiv files a consolidated federal income tax return which includes its wholly owned subsidiaries. Income taxes are allocated to Conectiv’s subsidiaries based upon the taxable income or loss of each subsidiary.

Components of Consolidated Income Tax Expense

		2001	2000	1999
		(Dollars in Thousands)
Operations
Federal:	Current	$81,252	$25,700	$62,789
	Deferred	119,613	99,237	33,846
State:	Current	43,602	20,959	21,690
	Deferred	23,793	15,494	9,848
Investment tax credit adjustments, net (1)		(14,774)	(10,115)	(5,094)

		253,486	151,275	123,079

Discontinued Telecommunication Operations
Federal:	Current	(6,385)	(17,290)	(18,321)
	Deferred	(59,845)	8,908	2,242
State:	Current	—	3	—
	Deferred	3,628	(9,382)	(1,184)

		(62,602)	(17,761)	(17,263)

Extraordinary Item
Federal:	Current	(1,503)	—	—
	Deferred	—	—	(155,702)
State:	Current	(382)	—	—
	Deferred	—	—	(32,552)

		(1,885)	—	(188,254)

Total Income Tax Expense		$188,999	$133,514	$(82,438)

Deferred federal and state income taxes included in other comprehensive income		$(44,331)	$(1,101)	—

(1)
Includes credits of $10.4 million in 2001 and $4.4 million in 2000 which resulted from reversal of deferred investment tax credits in connection with the sales of ownership interests in electric generating plants, as discussed in Note 13 to the Consolidated Financial Statements.

Reconciliation of Effective Income Tax Rate

The amount computed by multiplying “Income from continuing operations” by the federal statutory rate is reconciled below to income tax expense on continuing operations (which excludes amounts applicable to discontinued operations and extraordinary items).

	2001		2000		1999
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Statutory federal income tax expense	$220,853	35%	$124,282	35%	$93,300	35%
Increase (decrease) due to:
State income taxes, net of federal tax benefit	43,807	7	17,598	5	20,500	8
Depreciation	4,309	1	4,717	2	5,915	2
Non-deductible goodwill	2,529	—	7,320	2	9,536	3
Investment tax credit amortization	(14,774)	(2)	(10,115)	(3)	(5,094)	(2)
Resolution of income tax matters *	(12,800)	(5)	—	—	—	—
Other, net	9,562	4	7,473	2	(1,078)	—

Income tax expense on continuing operations	$253,486	40%	$151,275	43%	$123,079	46%

*	Reflects changes in estimates of previously accrued income taxes due to resolution of uncertainties.

Components of Deferred Income Taxes

The tax effects of temporary differences that give rise to Conectiv’s net deferred tax liability are shown below. There were no valuation allowances for deferred tax assets as of December 31, 2001 and 2000.

	As of December 31,
	2001	2000
	(Dollars in Thousands)
Deferred Tax Liabilities
Plant basis differences	$745,063	$707,650
Leveraged leases	57,194	69,354
Deferred recoverable income taxes	41,246	42,208
Termination of purchased energy contract	96,840	64,358
Prepaid pension costs	40,804	33,293
Deferred electric service and energy expenses	56,415	9,742
Investments in partnerships	26,987	17,969
Deferred debt extinguishment costs	10,919	6,627
Other	53,463	81,502

Total deferred tax liabilities	1,128,931	1,032,703

Deferred Tax Assets
Deferred investment tax credits	17,779	29,080
Electric restructuring liabilities	55,618	62,787
Other postretirement benefits obligation	23,458	19,002
Accumulated other comprehensive income	45,432	1,101
Unrealized losses due to fair value declines	12,421	—
Allowance for uncollectible accounts	14,197	11,151
Disposal of telecommunications business	15,129	—
Other	100,150	99,643

Total deferred tax assets	284,184	222,764

Total net deferred tax liability	$844,747	$809,939

NOTE 4.    AGREEMENT FOR THE ACQUISITION OF CONECTIV

On February 9, 2001, the Boards of Directors of Conectiv and Pepco approved an Agreement and Plan of Merger (Conectiv/Pepco Merger Agreement) under which Pepco will acquire Conectiv for a combination of cash and stock and Conectiv and Pepco will become wholly-owned subsidiaries of Pepco Holdings, Inc. (the Conectiv/Pepco Merger). Pepco Holdings, Inc. is expected to be a registered holding company under PUHCA. Approximately 67% of the shares of Pepco Holdings, Inc. are expected to be owned by Pepco stockholders and 33% of the shares of Pepco Holdings, Inc. are expected to be owned by Conectiv stockholders.

The stockholders of Conectiv and Pepco voted in 2001 to approve the Conectiv/Pepco Merger. Consummation of the Conectiv/Pepco Merger is subject to various statutory and regulatory approvals. Certain approvals have been obtained, including approvals by the FERC, the VSCC and the Pennsylvania Public Utility Commission. Merger clearance also has been obtained from the Federal Trade Commission and the U.S. Department of Justice. Regulatory approvals are being sought for settlement agreements that have been reached in Delaware, Maryland and the District of Columbia concerning the Conectiv/Pepco Merger. In New Jersey, hearings have been held. Management currently expects the Conectiv/Pepco Merger to close in the second quarter of 2002, subject to timely receipt of various statutory and regulatory approvals.

Conectiv’s operation and maintenance costs for 2001 include $17.0 million ($11.0 million after taxes, or $0.13 per share of common stock) of costs related to the planned Conectiv/Pepco Merger.

Under the Conectiv/Pepco Merger Agreement, holders of Conectiv common stock and Conectiv Class A common stock may elect to exchange their shares for cash, Pepco Holdings, Inc. common stock, or a combination of cash and Pepco Holdings, Inc. common stock. However, such elections will be subject to a proration procedure that will cause the aggregate consideration paid to holders of Conectiv common stock and Conectiv Class A common stock to be 50% cash and 50% Pepco Holdings, Inc. common stock. Subject to certain restrictions described below, (i) Conectiv stockholders electing to receive cash would receive $25 per share of Conectiv common stock exchanged and $21.69 per share of Conectiv Class A common stock exchanged, and (ii) Conectiv stockholders electing to receive Pepco Holdings, Inc. common stock would receive a number of shares of Pepco Holdings, Inc. common stock determined by the exchange ratio described below. Subject to certain limitations, the exchange ratio is intended to provide holders of Conectiv common stock with a number of shares of Pepco Holdings, Inc. common stock having a value of $25.00 and holders of Conectiv Class A common stock with a number of shares of Pepco Holdings, Inc. common stock having a value of $21.69.

The exchange ratio will be $25.00 divided by the volume-weighted average of the closing trading prices of Pepco common stock for 20 trading days randomly selected by lot out of 30 consecutive trading days ending on the fifth business day immediately preceding the closing date of the transaction (Average Final Price).

If the Average Final Price is below $19.50, then Conectiv common stockholders will have the right to receive 1.28205 shares of Pepco Holdings, Inc. common stock for each share of stock exchanged and Conectiv Class A common stockholders will have the right to receive 1.11227 shares of Pepco Holdings, Inc. common stock for each share of stock exchanged. In this instance, the value of Pepco Holdings, Inc. common stock received for each share of Conectiv common stock exchanged and each share of Conectiv Class A common stock exchanged will be less than $25.00 and $21.69, respectively.

If the Average Final Price is above $24.50, then Conectiv common stockholders will have the right to receive 1.02041 shares of Pepco Holdings, Inc. common stock for each share of stock exchanged and Conectiv Class A common stockholders will have the right to receive 0.88528 shares of Pepco Holdings, Inc. common stock for each share of stock exchanged. In this instance, the value of Pepco Holdings, Inc. common stock received for each share of Conectiv common stock exchanged and each share of Conectiv Class A common stock exchanged will be more than $25.00 and $21.69, respectively.

Conectiv may terminate the Conectiv/Pepco Merger Agreement if the Average Final Price is less than $16.50, unless Pepco, at its option, chooses to increase the consideration that will be paid to Conectiv’s stockholders for their shares of Conectiv stock. If the Average Final Price is less than $16.50, Pepco has the option of (i) adjusting the exchange ratio so as to provide Conectiv’s stockholders with Pepco Holdings, Inc. common stock having a value of $21.15 for each share of Conectiv common stock and $18.35 for each share of Conectiv Class A common stock, (ii) paying additional cash to the stockholders so that they receive a total consideration of $21.15 for each share of Conectiv common stock and $18.35 for each share of Conectiv Class A common stock, or (iii) undertaking a combination of (i) and (ii), provided that any such combination must be in the same proportion with respect to the Conectiv common stock and the Conectiv Class A common stock.

Under the terms of the Conectiv/Pepco Merger Agreement, holders of Pepco’s common stock will receive one share of Pepco Holdings, Inc. common stock for each share of Pepco common stock owned.

The Conectiv/Pepco Merger Agreement may be terminated by either Conectiv or Pepco if the transaction has not occurred by August 9, 2002 (18 months after the date of the Conectiv/Pepco Merger Agreement). If however, on August 9, 2002, the conditions required to complete the merger have been satisfied, except that additional time is needed to obtain the necessary statutory and regulatory approvals, then the Conectiv/Pepco Merger Agreement is extended for six additional months.

During the period the Conectiv/Pepco Merger Agreement is in effect, Conectiv’s dividend payments cannot exceed $0.22 per share of Conectiv common stock per quarter. Conectiv’s dividend payments on Class A common stock were restricted to $0.80 per share per quarter through March 31, 2001 under the Conectiv/Pepco Merger Agreement; after March 31, 2001, dividends on Conectiv Class A common stock may be paid at an annual rate up to 90% of the earnings applicable to Class A common stock. The Conectiv/Pepco Merger Agreement also allows Conectiv to pay a “pro rata” dividend on common stock and/or Class A common stock for any quarter during which the Conectiv/Pepco Merger becomes effective.

NOTE 5.    DISCONTINUED TELECOMMUNICATION OPERATIONS

On June 4, 2001, Conectiv reached an agreement to sell substantially all of the telecommunication business assets of CCI to Cavalier. On November 14, 2001, the sale was completed. The consideration for the assets sold included $4.0 million of cash, a $10.0 million note from Cavalier, and future services to be provided by Cavalier valued at $9.0 million. An amendment to the agreement dated June 4, 2001, provided for Conectiv to accept a $10.0 million note from Cavalier instead of cash.

CCI’s telecommunication business was previously reported as the Telecommunication business segment in Conectiv’s Notes to Consolidated Financial Statements and the MD&A. Due to the sale of the telecommunication assets, the operating results for CCI’s telecommunication business, including previously reported periods, are classified in Conectiv’s Consolidated Statements of Income as “Discontinued Telecommunication Operations.” No interest expense has been allocated to discontinued operations. In 2001, Conectiv realized a loss on the disposal of the telecommunication business segment of $177.2 million before taxes ($118.8 million loss after taxes or $1.44 loss per share of common stock). The $118.8 million disposal loss after taxes includes $7.4 million after taxes for operating losses from June 4, 2001 to November 14, 2001, which had been estimated at $13.7 million after taxes in the second quarter of 2001.

For 2000 and 1999, the operating results of the Discontinued Telecommunication Operations were a $50.7 million pre-tax loss ($33.0 million loss after taxes or $0.39 loss per share of common stock) and $47.2 million pre-tax loss ($29.9 million loss after taxes or $0.32 loss per share of common stock), respectively.

Revenues from the discontinued telecommunication operations were $45.6 million in 2001, $50.5 million in 2000, and $31.8 million in 1999. Conectiv’s Consolidated Balance Sheet as of December 31, 2000 included $21.0 million of current assets, $154.9 million of property, plant and equipment, and $9.3 million of current  liabilities for assets and liabilities associated with the discontinued telecommunication business segment.

NOTE 6.    SPECIAL CHARGES

	2001	2000	1999
	(Dollars in Thousands, Except Per Share Amounts)
Special Charges
Before Income Taxes	—	$25,162	$105,648
After Income Taxes	—	$23,412	$71,562
Effect of Special Charges on Basic and Diluted Earnings Per Average Share
Common Stock	—	$(0.28)	$(0.75)
Class A Common Stock	—	—	$(0.30)

“Special charges” recorded in the second quarter of 2000 of $25.2 million before income taxes, or $23.4 million after income taxes ($0.28 per share of common stock), resulted from losses on the sale of Conectiv Services, Inc. (CSI) and portions of Conectiv Thermal Systems, Inc. (CTS). CSI provided HVAC services and its results of operations are presented as the HVAC business segment in Note 26 to the Consolidated Financial

Statements. CTS constructs and operates district heating and cooling systems and its results of operations are included in the Energy business segment in Note 26 to the Consolidated Financial Statements included herein. Proceeds of $56 million were received from the sales of these operations, which had total assets of $79 million at the time of sale.

Conectiv’s operating results for 1999 included “Special charges” of $105.6 million before taxes, or $71.6 million after taxes, which were recorded in the third quarter. The special charges decreased 1999 earnings per share of common stock by $0.75 and earnings per share of Class A common stock by $0.30. The items included in the 1999 special charges are discussed below.

(a)
Appraisals conducted by independent industry specialists showed that market conditions had deteriorated during 1999 and caused the carrying amount of the residual values of airplanes and cargo containerships leased by certain Conectiv subsidiaries to third parties to be less than fair market value. As a result, Conectiv wrote down its investment in leveraged leases by $43.7 million before taxes ($26.7 million after taxes).

(b)	Approximately $10.9 million before taxes ($6.5 million after taxes) was accrued for employee separations.

(c)
Conectiv had planned to market HVAC services through the competitive retail energy markets, which developed slower and less robustly than anticipated. As a result, actual and reforecasted future operating cash flows were lower than initially expected when certain HVAC businesses were acquired and this condition caused the net book value of the HVAC businesses to become impaired. The impairment resulted in a write-down of goodwill by $35.6 million before taxes ($29.1 million after taxes).

(d)	Charges for additional costs related to the 1998 Merger, impairments of certain other assets, and other items were $15.4 million before taxes ($9.3 million after taxes).

NOTE 7.    EXTRAORDINARY ITEMS

Extraordinary Charge in 2001

During the third quarter of 2001, DPL repaid $253.7 million of long-term debt and refinanced $59.0 million of long-term bonds, as discussed in Note 20 to the Consolidated Financial Statements. The estimated portion of debt extinguishment costs which may not be recoverable through utility rates was charged to earnings as an extraordinary item of $2.8 million, after $1.9 million of income taxes, or $0.03 per share of common stock.

Extraordinary Charge in 1999

As discussed in Note 10 to the Consolidated Financial Statements, ACE and DPL received electric utility industry restructuring orders during the latter-half of 1999 from state regulatory commissions. Among other things, the restructuring orders provided for customer choice of electricity suppliers, rate decreases, and quantification of the recovery through customer rates of the uneconomic portion of assets and long-term contracts that resulted from restructuring (stranded costs). As a result, ACE and DPL discontinued applying SFAS No. 71 to their electricity generation businesses and applied the requirements of SFAS No. 101, “Regulated Enterprises—Accounting for the Discontinuation of Application of FASB Statement No. 71” (SFAS No. 101) and Emerging Issues Task Force (EITF) Issue No. 97-4, “Deregulation of the Pricing of Electricity—Issues Related to the Application of FASB Statements No. 71 and No. 101” (EITF 97-4).

Pursuant to the requirements of SFAS No. 101 and EITF 97-4, ACE and DPL recorded extraordinary charges in 1999 which, on a consolidated basis, reduced earnings by $311.7 million, after $188.3 million of income taxes. The extraordinary charge was apportioned between Conectiv common stock ($295.2 million or $3.16 per share of common stock) and Conectiv Class A common stock ($16.6 million or $2.71 per share of Class A common stock). The portion of the 1999 extraordinary charge related to impaired assets was determined in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets

To Be Disposed Of” (SFAS No. 121). The 1999 extraordinary charge primarily resulted from impaired electric generating plants and certain other assets, uneconomic energy contracts, and other effects of deregulation requiring loss recognition. The impairment amount for electric generating plants was determined based on expected proceeds under agreements for the sale of certain electric generating plants, which are discussed in Note 13 to the Consolidated Financial Statements. The extraordinary charge was decreased by the regulatory asset established for the amount of stranded costs expected to be recovered through regulated electricity delivery rates.

The details of the 1999 extraordinary charge are shown in the following table:

Items Included in the 1999 Extraordinary Charge	Consolidated Conectiv	DPL	ACE
	(Dollars in millions)
(a) The net book value of nuclear and certain fossil fuel-fired electric generating plants and other electric plant-related assets, including inventories, were written down due to impairment.	$(915.4)	$(253.3)	$(662.1)
(b) The net present value of water-supply capacity from the Merrill Creek Reservoir in excess of the electric generating plants’ requirements was expensed. (See note below.)	(45.3)	(41.9)	(3.4)
(c) The net present value of expected losses under uneconomic energy contracts, primarily for the purchase of electricity and gas at above-market prices, was expensed. (See note below.)	(100.3)	(99.0)	(1.3)
(d) Generation-related regulatory assets and certain other utility assets impaired from deregulation were written off. Also, various liabilities resulting from deregulation were recorded.	(252.5)	(51.5)	(201.0)
(e) Regulatory assets were established for the amount of stranded costs expected to be recovered through regulated electricity delivery rates.	813.5	44.3	769.2

Total pre-tax extraordinary charge	(500.0)	(401.4)	(98.6)
Income tax benefit	188.3	147.8	40.5

Total extraordinary charge, net of income taxes	$(311.7)	$(253.6)	$(58.1)

Note to item (b) and item (c) above:

A 10% discount rate was used to compute the net present values in items (b) and (c) above, and was determined based on Conectiv’s cost of capital and the risk inherent in the cash flows associated with these particular items. For item (b), the excess portion of the Merrill Creek Reservoir water-supply capacity was determined primarily based on an engineering study. For item (c), the expected losses under uneconomic energy contracts were attributed primarily to the excess of contract purchase prices for energy and capacity over PJM forward prices during the remaining period of the contracts.

NOTE 8.    INVESTMENTS

An indirect Conectiv subsidiary holds a limited partner interest in EnerTech Capital Partners, L.P. and EnerTech Capital Partners II, L.P. (the EnerTech funds). The EnerTech funds are venture capital funds that invest in technology and service companies related to energy, utility, and communication industries. The EnerTech funds record their investments at fair value and include gains and losses on changes in the fair value of their investments in income. Conectiv’s subsidiary accounts for its investment in the EnerTech funds on the equity method of accounting.

In addition to investments in the EnerTech funds, Conectiv also has investments in other venture capital funds and marketable equity securities, including securities distributed to Conectiv by the various venture capital funds. Investments associated with the EnerTech funds, other venture capital funds, and marketable securities resulted in a loss of $7.9 million after-taxes ($0.10 per share of common stock) in 2001, earnings of $11.1 million after taxes ($0.13 per share of common stock) in 2000, and earnings of $24.9 million after taxes ($0.27 per share of common stock) in 1999. Due to the nature of Conectiv’s investments and equity markets, Conectiv’s investment earnings may be volatile from period to period.

As of December 31, 2001, the carrying amounts of Conectiv’s investments in marketable equity securities and the EnerTech funds were $5.1 million and $14.3 million, respectively. As of December 31, 2000, the carrying amounts of Conectiv’s investments in marketable equity securities and the EnerTech funds were $1.4 million and $38.6 million, respectively. Unrealized net holding losses on marketable equity securities of $0.8 million and $2.0 million after taxes were included in accumulated other comprehensive income as of December 31, 2001 and December 31, 2000, respectively. During 2001, $12.7 million after taxes was charged to other comprehensive income for unrealized net holding losses on marketable equity securities and unrealized net holding losses on marketable securities of $13.9 million after taxes were reclassified into earnings (and credited to other comprehensive income), due to impairments considered to be other-than-temporary.

NOTE 9.    SUMMARIZED FINANCIAL INFORMATION FOR ENTITIES NOT CONSOLIDATED

Summarized financial information is presented below for unconsolidated entities accounted for on the equity method, including the EnerTech funds and other unconsolidated entities, which are primarily electric co-generation projects. The amounts presented below are for 100% of the unconsolidated entities, in which Conectiv’s subsidiaries own a partial interest.

The carrying amount of Conectiv’s subsidiaries’ investments in these unconsolidated entities was $37.5 million (including $14.3 million for the EnerTech funds) as of December 31, 2001 and $59.3 million (including $38.6 million for the EnerTech funds) as of December 31, 2000. Conectiv’s subsidiaries’ equity in earnings/(loss) of these entities was as follows: 2001—$(19.0) million before taxes (including $(15.6) million for the EnerTech funds); 2000—$33.3 million before income taxes (including $20.3 million for the EnerTech funds); and 1999—$48.4 million before income taxes (including $42.1 million for the EnerTech funds). These amounts are included in “Other Income” in the Consolidated Statements of Income. Conectiv’s subsidiaries received cash and marketable securities distributions from these entities of $30.7 million in 2001, $28.9 million in 2000, and $131.9 million in 1999, which included the $82.2 million distribution related to the purchased power contract termination discussed in Note 11 to the Consolidated Financial Statements.

	Year Ended December 31,
Income Statement Information	2001	2000	1999
	(Dollars in Thousands)
Operating Revenues*	$42,533	$159,657	$158,779
Income Before Taxes	$(34,898)	$86,167	$74,432

* Includes	the net change in valuation of investments of the EnerTech funds.

	As of December 31,
Balance Sheet Information	2001	2000
	(Dollars in Thousands)
Current assets	$47,236	$62,705
Noncurrent assets	199,881	243,434

Total assets	$247,117	$306,139

Current liabilities	$22,109	$30,786
Non-current liabilities	131,249	123,074
Partners’ capital	93,759	152,279

Total capitalization and liabilities	$247,117	$306,139

NOTE 10.    REGULATORY MATTERS

New Jersey

Restructuring

On February 9, 1999, New Jersey enacted the Electric Discount and Energy Competition Act (the New Jersey Act). The New Jersey Act provided for restructuring of the electric utility industry in New Jersey and established that customers of New Jersey electric utilities could choose alternative electricity suppliers beginning August 1, 1999. Restructuring the New Jersey electric utility industry resulted in “stranded costs,” which include the portion of electric generating plants, other assets, and long-term contracts that became uneconomic as a result of the restructuring. Pursuant to the New Jersey Act, on July 15, 1999, the NJBPU issued a Summary Order to ACE concerning stranded costs, unbundled rates, and other matters related to restructuring. In mid-May 2001, the NJBPU issued a Final Decision and Order, which had substantially the same provisions as the Summary Order. The NJBPU determined that ACE will have the opportunity to recover 100% of the net stranded costs related to certain generation units and the stranded costs associated with power purchased from non-utility generators (NUGs), subject to further NJBPU proceedings.

Rate Decreases

The NJBPU directed ACE to implement a 5% aggregate rate reduction effective August 1, 1999 and an additional 2% rate reduction by January 1, 2001. By August 1, 2002, rates must be reduced by 10% from the rates that were in effect as of April 30, 1997. The initial 5% rate reduction effective August 1, 1999 reduced annual revenues by approximately $50 million. The additional 2%, or $20 million, rate reduction required by January 1, 2001 was implemented through two separate 1%, or $10 million, rate reductions effective January 1, 2000 and 2001, respectively. The final rate reduction, which is required by August 1, 2002, is expected to reduce revenues by an additional $30 million, which would result in a cumulative rate reduction of $100 million since August 1, 1999.

Securitization

Under the New Jersey Act, up to 100% of recovery-eligible stranded costs related to electric generating plants and the costs to effect buyouts or buydowns of NUG contracts may be recovered through customer rates. Also, the New Jersey Act permits securitization of stranded costs through the issuance of transition bonds in the amount approved by the NJBPU. More specifically, the New Jersey Act provides for securitization of: (a) up to 75% of recovery-eligible stranded costs related to electric generating plants, over a period not to exceed 15 years, and (b) 100% of the costs to effect NUG contract buyouts or buydowns, over a period not to exceed the remaining term of the restructured contracts. The principal of and interest on transition bonds is to be collected from customers through a transition bond charge over the securitization term. Also, customer rates are to include a separate market transition charge for recovery of the income tax expense associated with the revenues from transition bond charges. The ability to issue transition bonds depends on approval of the NJBPU and conditions in the relevant capital markets at the times of the offerings.

On June 25, 2001, ACE filed a petition with the NJBPU, seeking the authority to: (i) issue through a special purpose entity up to $2 billion in transition bonds in one or more series; (ii) collect from ACE’s customers a non-bypassable, per kilowatt-hour (kWh) delivered, transition bond charge (TBC) sufficient to fund principal and interest payments on the bonds and related expenses and fees; (iii) collect from ACE’s customers a separate non-bypassable, per kWh delivered, charge for recovery of the income tax expense associated with the revenues from the TBC; and (iv) sell “bondable transition property,” which is the irrevocable right to collect TBC, to a special purpose financing entity.

The transition bonds are expected to be issued after the NJBPU issues a bondable stranded costs rate order (Financing Order) establishing “bondable transition property,” as provided for in the New Jersey Act. To facilitate the issuance of transition bonds, ACE formed Atlantic City Electric Transition Funding LLC (ACE Transition Funding) during 2001. Assuming that the NJBPU issues a Financing Order containing terms and conditions satisfactory to ACE, subsequent to issuance of such order, ACE Transition Funding is expected to issue transition bonds and use the proceeds to purchase the bondable transition property from ACE. When issued, the transition bonds of ACE Transition Funding will be included in Conectiv’s Consolidated Balance Sheet. The New Jersey Act requires utilities, including ACE, to use the proceeds from the sale of bondable transition property to redeem debt or equity or both, restructure NUG purchased power contracts, or otherwise reduce costs in order to decrease regulated electricity rates.

On September 17, 2001, the NJBPU issued a Decision and Order concerning the stranded costs associated with ACE’s former ownership interests in nuclear electric generating plants. The NJBPU determined the amount of such stranded costs eligible for recovery by ACE to be approximately $298 million, after income taxes, (or $504 million before income taxes) as of December 31, 1999, subject to further adjustments. The NJBPU also found that ACE shall have the opportunity to recover the eligible stranded costs through its market transition charge, in a time frame and manner to be determined by the NJBPU.

See Note 11 to the Consolidated Financial Statements concerning the eligibility for securitization of a $228.5 million payment made by ACE to terminate a NUG purchased power contract. Management anticipates that transition bonds will ultimately be used to finance the stranded costs associated with the buyout or buydown of ACE’s NUG contracts.

On February 20, 2002, the NJBPU issued a Decision and Order approving the sale of ACE’s fossil fuel-fired electric generating plants and determined the amount eligible for recovery by ACE of stranded costs associated with such plants to be approximately $101 million, after income taxes, (or $171 million before income taxes) as of December 31, 1999, subject to further adjustment. See Note 13 to the Consolidated Financial Statements for additional information.

Basic Generation Service

Through July 31, 2002, ACE is obligated to provide Basic Generation Service (BGS); this service entails supplying electricity to customers in ACE’s service area who do not choose an alternative supplier. The Final Decision and Order concerning restructuring ACE’s electric generation business provides for the recovery through customer rates of the costs incurred by ACE in providing BGS, including an allowed return on certain electric generating plants, the above-market portion of the cost of power purchased from NUGs, and the above-market portion of costs associated with generating power for BGS customers. In recognition of this cost-based, rate-recovery mechanism, when the costs incurred by ACE in providing BGS exceed the revenues from billings to ACE’s customers for BGS, the under-recovered costs are deferred as a regulatory asset. ACE deferred costs related to providing BGS in the amounts of $143.2 million for 2001, $7.5 million for 2000 and $17.2 million for 1999. Pursuant to the terms of the 1999 restructuring of ACE’s electric generation business, during 1999-2001, the under-recovered costs were first applied to a deferred energy cost liability which was eliminated and then a regulatory asset was established ($106.3 million as of December 31, 2001). After the initial four-year transition period ends July 31, 2003, customer rates are to be adjusted to recover the under-recovered cost balance over a reasonable period of time to be determined by the NJBPU. ACE’s recovery of the deferred costs is subject to review by the NJBPU. See Note 15 to the Consolidated Financial Statements for additional information.

On June 29, 2001, New Jersey electric utilities, including ACE, filed with the NJBPU a proposal to use an auction process to procure electricity supply for BGS customers. ACE and the other New Jersey electric utilities proposed that the BGS supply period for which bids be solicited be the final year of the transition period (August 1, 2002-July 31, 2003) provided for in the New Jersey Act. Under this supply arrangement, ACE, as agent for its BGS customers, will pay for electricity from the suppliers selected by the auction process and the costs associated with this supply will be subject to the regulated cost-based, rate-recovery mechanism for BGS. ACE will continue to collect BGS revenues and will continue to provide all customer-related services. On February 15, 2002, the NJBPU approved the results of the auction that was held from February 4, to February 13, 2002. As result of the auction, four suppliers will provide electricity for 1,900 MW, or about 80% of ACE’s load, at a price of 5.12 cents per kWh beginning on August 1, 2002. The remaining 20% of ACE’s load will continue to be supplied with power purchased under ACE’s existing purchased power contracts with NUGs. If there is a default by a supplier determined by the auction process, then the defaulted load will be offered to other winning bidders of the auction process, or if that is not possible, then ACE would purchase the electricity supply from the PJM.

Delaware

In August 1999, the DPSC issued an order that approved DPL’s plan for complying with the Electric Utility Restructuring Act of 1999 (Delaware Act), which restructured the electric utility industry in Delaware. In connection with the restructuring, all retail electric customers of DPL obtained the option to choose an alternative electricity supplier by October 2000. The Delaware Act requires DPL to be the provider of default service to customers who do not choose an alternative electricity supplier for the 3 years ending September 30, 2002 for non-residential customers and the 4 years ending September 30, 2003 for residential customers. Effective October 1, 1999, the restructuring resulted in a 7.5% decrease in DPL’s Delaware residential electric rates, which reduced revenues $17.5 million on an annual basis. In addition, DPL agreed to keep residential and non-residential rates at their October 1, 1999 levels until September 30, 2003 and September 30, 2002, respectively.

Under the terms of a settlement agreement related to the Conectiv/Pepco Merger, which is awaiting DPSC approval, retail electric rates would be increased approximately $4.4 million on an annual basis, effective October 1, 2003. In general, retail electric rates in effect on October 1, 2003 are to remain unchanged through May 1, 2006, although the settlement agreement provides some mechanisms for rate changes in special circumstances. The settlement agreement also provides that DPL would continue providing default electricity supply service to customers until May 1, 2006. All provisions of the settlement agreement are contingent upon the closing of the Conectiv/Pepco Merger.

Maryland

In October 1999, the MPSC issued an order that approved a settlement agreement for implementing the provisions of the Electric Customer Choice and Competition Act of 1999 (the Maryland Act), which restructured the electric utility industry in Maryland. In connection with the restructuring, all of DPL’s Maryland retail customers could elect to choose an alternative electricity supplier beginning July 1, 2000. The settlement agreement provided for DPL to be the default service supplier to customers who do not choose an alternative electricity supplier during the 3 years ending July 1, 2003 for non-residential customers and the 4 years ending July 1, 2004 for residential customers. Prior to July 1, 2003, the MPSC is expected to determine how default service will be supplied after termination of DPL’s initial default service periods. Effective July 1, 2000, the restructuring also resulted in a 7.5% decrease in DPL’s Maryland residential electric rates, which reduced revenues $12.5 million on an annual basis. In addition, DPL agreed to keep residential and non-residential rates at their July 1, 2000 levels until June 30, 2004 and June 30, 2003, respectively.

Under the terms of a settlement agreement related to the Conectiv/Pepco Merger, which is awaiting MPSC approval, retail electric rates for electricity distribution are to be capped (not permitted to increase) through December 31, 2006 and DPL is to file certain information with the MPSC by December 1, 2003 in order to determine if a rate decrease is warranted. Also, delivery rates for non-residential customers will be decreased by approximately $5.6 million, effective July 1, 2003. The settlement agreement does not address electricity supply rates for periods on and after July 1, 2003 for non-residential customers or on and after July 1, 2004, for residential customers. All provisions of the settlement agreement are contingent upon the closing of the Conectiv/Pepco Merger.

Virginia

On December 21, 2001, the VSCC approved DPL’s proposal to offer choice of electricity suppliers to all of its retail Virginia customers as of January 1, 2002.

NOTE 11.    TERMINATION OF PURCHASED POWER CONTRACT

On November 10, 1999, the NJBPU issued a Decision and Order approving termination of a contract under which ACE had purchased energy and capacity from Pedricktown, a NUG partnership which was owned 50% by Conectiv subsidiaries prior to June 29, 2001. The NJBPU decided that ACE is entitled to recover from customers the contract termination payment of $228.5 million, transaction costs, and interim financing costs. The NJBPU also found that the contract termination payment and related transaction costs are eligible for long-term financing through the issuance of transition bonds. On December 28, 1999, ACE paid $228.5 million to terminate the contract. The contract termination payment and related costs are included in “Recoverable Stranded Costs” on the Consolidated Balance Sheets. Effective January 1, 2000, ACE’s customer rates were reduced by about 1% (approximately $10 million of revenues on an annualized basis) as a result of the net savings from the contract termination.

On December 28, 1999, the Conectiv subsidiaries that owned 50% of the Pedricktown NUG partnership received an $82.2 million distribution from Pedricktown, primarily for the gain realized by Pedricktown from the contract termination. The Conectiv subsidiaries’ share of the gain, $75.0 million as of December 31, 2000, was deferred on Conectiv’s Consolidated Balance Sheet because ACE had not received the Final Decision and Order of the NJBPU concerning restructuring ACE’s electric generation business.

On June 29, 2001, the 50% interest owned by Conectiv’s subsidiaries in Pedricktown was redeemed for approximately $9 million and Pedricktown became owned solely by entities not affiliated with Conectiv. Also, as a result of ACE receiving the Final Decision and Order of the NJBPU, the previously deferred pre-tax gain discussed above was recognized as “Other Income” in the second quarter of 2001. The redemption of Conectiv’s subsidiaries’ 50% interest in Pedricktown and recognition of the previously deferred gain resulted in a net pre-tax gain of $73.0 million ($41.4 million after income taxes or $0.50 per share of common stock) that is included in 2001 earnings.

NOTE 12.    ENERGY HEDGING AND TRADING ACTIVITIES

Hedging

See “Energy Hedging and Trading Activities” in Note 1 to the Consolidated Financial Statements for the accounting policies related to such activities. Effective January 1, 2001, Conectiv adopted SFAS No. 133 and the initial impact of adopting SFAS No. 133 was accounted for as a change in accounting principle. The cumulative effect of this accounting change resulted in a $3.4 million after-tax ($5.8 million before-tax) credit to other comprehensive income.

The following table summarizes the after-tax 2001 activity in the portion of other comprehensive income arising from transactions related to derivative instruments designated as cash flow hedges:

Thousands of Dollars
Accumulated other comprehensive income as of December 31, 2000 for energy commodity derivative instruments	$—
Cumulative effect of adopting SFAS No. 133	3,445
Net unrealized hedging losses	(104,033)
Reclassifications to earnings because the forecasted energy commodity transactions were no longer expected to occur within the forecast period	447
Reclassification to earnings because the forecasted energy commodity transaction occurred	34,991

Accumulated other comprehensive income as of December 31, 2001 for energy commodity derivative instruments*	$(65,150)

*	Primarily associated with natural gas used for electric generation

During 2001, for derivative instruments designated as cash flow hedges and for the related hedged transaction, (i) the net loss recognized in earnings for hedge ineffectiveness was $0.8 million before taxes ($0.5 million after taxes) and (ii) the net gain recognized in earnings for the portion of the derivative instruments’ gain excluded from the assessment of hedge effectiveness was $1.6 million before taxes ($0.9 million after taxes). These gains and losses are reported as operating revenues in the Consolidated Statement of Income.

During the twelve-month period ending December 31, 2002, a net loss of $66.4 million before taxes ($39.3 million after taxes) associated with energy commodity hedging is expected to be reclassified from accumulated other comprehensive income into earnings. As of December 31, 2001, the maximum length of time over which Conectiv was hedging the variability in future cash flows for forecasted energy commodity transactions was 36 months; however, most of such hedges are for 12 months or less.

During 2001, Conectiv did not hold any derivative instruments designated as “fair value hedges,” which include hedges of exposure to changes in the fair value of unrecognized firm commitments.

Trading

The pre-tax gains and losses from energy trading activities (physical and financial combined) which were recognized in earnings are shown below.

Energy Commodity	2001	2000	1999
	(Dollars in Millions)
Natural gas	$(16.0)	$19.7	$5.0
Electricity	28.2	12.5	6.0
Petroleum	9.7	6.6	1.3
Coal	13.8	—	—

Total*	$35.7	$38.8	$12.3

* Realized gain/(loss)	$39.7	$(1.0)	$7.3
Unrealized gain/(loss)	(4.0)	39.8	5.0

	$35.7	$38.8	$12.3

Maintaining an investment grade credit rating (Baa3/BBB- or higher) on Conectiv’s senior unsecured debt is critical to maintaining liquidity in Conectiv’s energy trading business. Under standard contractual arrangements, Conectiv’s energy trading subsidiary, CESI, regularly posts cash deposits or letters of credit to collateralize a portion of trading obligations. As of December 31, 2001, CESI would be required to provide additional cash collateral of approximately $16.0 million if Conectiv’s senior unsecured debt credit ratings were downgraded by one level and another $41.9 million in the event of a subsequent downgrade to below investment grade. The cash collateral amounts fluctuate based on energy market conditions and CESI’s trading activity.

Conectiv guarantees the energy trading obligations of CESI, which were $171.6 million as of December 31, 2001.

NOTE 13.    SALES OF ELECTRIC GENERATING PLANTS

As discussed under “Mid-Merit Electric Generation” within the MD&A, by building new “mid-merit” electric generating plants and selling electric generating plants designed to serve baseload demand, Conectiv has altered the focus of its electric generation operations. Management has retained certain fossil fuel-fired electric generating plants which are strategic to Conectiv’s energy business, pursuant to Conectiv’s “mid-merit” strategy. The operating results of the electric generating plants that have been sold and the electric generating plants that are expected to be sold are included in the Energy business segment shown in Note 26 to the Consolidated Financial Statements.

Sales of Electric Generating Plants Completed in 2001

On June 22, 2001, the ownership interests of DPL and another Conectiv subsidiary in plants and related inventory that had a net carrying value of $310.8 million and electric generating capacity of 1,080.8 MW were sold to NRG Energy, Inc. (NRG) for cash proceeds of approximately $641.7 million, subject to final adjustments for inventory and other items. A gain of $297.1 million before taxes ($175.0 million after taxes or $2.12 per share of common stock) resulted from the sale and is included in operating revenues in the 2001 Consolidated Statement of Income.

On October 18, 2001, ACE sold for $29.6 million its 7.51% (164 MW) interest in Peach Bottom Atomic Power Station (Peach Bottom), 7.41% interest (167 MW) in Salem Nuclear Generating Station (Salem) and 5.0% interest (52 MW) in Hope Creek Nuclear Generating Station (Hope Creek) and the related nuclear fuel to the utilities that operate the plants. ACE’s trust funds and obligation for decommissioning the plants were transferred to the purchasers in conjunction with the sale. The net assets sold had a carrying value of $27.3 million, which reflects a write-down in 1999 related to discontinuing SFAS No. 71. ACE used $20.5 million of the proceeds to repay the lease obligations related to the nuclear fuel. There was a $2.4 million pre-tax gain on the sale, which did not affect earnings due to the terms of the 1999 restructuring of the electricity generation business of ACE; instead, the pre-tax gain on the sale decreased the balance of deferred recoverable stranded costs.

Sales of Electric Generating Plants Completed in 2000

On December 29, 2000, DPL sold for $32.5 million its 7.51% (164 MW) interest in Peach Bottom and 7.41% (167 MW) interest in Salem and the related nuclear fuel to the utilities that operate the plants. DPL’s trust funds and obligation for decommissioning the plants were transferred to the purchasers in conjunction with the sale. The net assets sold had a carrying value of $15.1 million, which reflects a write-down in 1999 related to discontinuing SFAS No. 71. DPL used $25.6 million of the proceeds to repay the lease obligations related to the nuclear fuel. A gain of $16.6 million before income taxes ($12.8 million after income taxes, or $0.15 per share of Conectiv common stock) resulted from these sales, which is included in operating revenues in the 2000 Consolidated Statement of Income.

Electric Generating Plants Subject to Agreements for Sale as of December 31, 2001

As of December 31, 2001, ACE’s fossil fuel-fired electric generating plants (Deepwater Station, Conemaugh and Keystone Stations and B.L. England Station) were under agreements for sale to NRG for approximately $178 million (before certain adjustments and expenses). The plants to be sold have electric generating capacity of 740 MW, and as of December 31, 2001, the carrying value of the plants was approximately $117 million. Due to the terms of ACE’s electric utility restructuring in 1999 and expected sales proceeds, (i) the loss expected to be realized on the sale of the Deepwater Station was included in the extraordinary charge to earnings in 1999, (ii) the loss expected to be realized on the sale of the B.L. England Station is included in recoverable stranded costs, and (iii) any net gain that may be realized on the sale of ACE’s interests in Conemaugh and Keystone Stations is expected to reduce the amount of stranded costs to be recovered from ACE’s utility customers.

On February 20, 2002, the NJBPU issued a Decision and Order approving the sale of ACE’s fossil fuel-fired electric generating plants and determined the amount eligible for recovery by ACE of stranded costs associated with such plants to be approximately $101 million, after income taxes, (or $171 million before income taxes) as of December 31, 1999, subject to further adjustment. The agreements between ACE and NRG for the sale of the fossil fuel-fired electric generating plants remain in effect, but, after February 28, 2002, are subject to termination by either party, by giving notice. Neither party has terminated the agreements. The appeal period for the Decision and Order that was issued by the NJBPU to approve the plant sales expires in early-April 2002. ACE cannot predict whether or not any or all of the plants will be sold, but ACE is endeavoring to close the sales on mutually-acceptable terms and timetable.

Wholesale Transaction Confirmation Letter Agreements

On October 3, 2000, ACE entered into Wholesale Transaction Confirmation letter agreements (Letter Agreements). The Letter Agreements provided for the sale of the electricity output and capacity associated with the former ownership interests of ACE in Peach Bottom, Salem, and Hope Creek. Under the Letter Agreements, the operators of the nuclear plants purchased the electricity output and capacity from ACE during the period from October 7, 2000 through October 18, 2001 (the date ACE sold its interests in the plants). In exchange for the electricity output and capacity purchased from a given plant, the plant operators reimbursed ACE for the nuclear fuel burned and paid ACE’s share of operation and maintenance costs, inventories, and capital expenditures.

DPL also was a party to Letter Agreements, similar to those entered into by ACE, for the sale of the electricity output and capacity associated with the ownership interests of DPL in Peach Bottom and Salem, from October 7, 2000 through December 29, 2000 (the date DPL sold its interests in the plants).

NOTE 14.    TERMINATION OF MEMBERSHIP IN MUTUAL INSURANCE COMPANY

Prior to February 19, 2001, DPL was a member of NEIL, which is a nuclear industry mutual insurance company that provides replacement power cost coverage in the event of a major accidental outage at a nuclear power plant. NEIL members that sold their interests in nuclear electric generating plants on or before December 31, 2000 could elect prior to February 28, 2001 to receive cash for their member account balances. DPL sold its ownership interests in nuclear electric generating plants on December 29, 2000 and elected to terminate its NEIL membership on February 19, 2001. As a result of DPL’s NEIL membership termination, DPL received $16.3 million ($9.8 million after taxes or $0.12 per share of common stock), which is classified as a credit in Conectiv’s operation and maintenance expenses for 2001.

ACE sold its interests in nuclear electric generating plants on October 18, 2001. ACE has continued its membership in NEIL through insurance coverages offered by NEIL for property other than nuclear power plants.

NOTE 15.    REGULATORY ASSETS AND LIABILITIES

The electric delivery businesses of ACE and DPL and the retail gas business of DPL are subject to the requirements of SFAS No. 71. Also, ACE recovers through customer rates the costs it incurs in providing BGS, which entails supplying electricity to customers in ACE’s service area who do not choose an alternative supplier. When utility revenues are insufficient to recover current period expenses from customers, regulatory commissions may provide for future recovery from customers of such current period expenses. When future recovery is probable for current under-recoveries of utility expenses, the expenses are deferred as regulatory assets and subsequently recognized in the Consolidated Statement of Income during the period the expenses are recovered from customers. Similarly, regulatory liabilities may also be created due to the economic impact of an action taken by a regulatory commission.

The balances of the various regulatory assets and liabilities are displayed below.

Regulatory Assets	December 31, 2001	December 31, 2000
	(Millions of Dollars)
Current Assets
Deferred energy supply costs	$25.5	$7.7

Deferred Charges and Other Assets
Recoverable stranded costs	944.5	988.2

Other non-current regulatory assets
Deferred recoverable income taxes	76.7	84.7
Deferred debt extinguishment costs	31.3	20.7
Unrecovered New Jersey state excise taxes	—	10.4
Deferred other postretirement benefit costs	27.5	30.0
Unrecovered purchased power costs	12.5	14.5
Deferred electric service costs	106.3	—
Deferred costs for nuclear decommissioning/decontamination	—	5.1
Asbestos removal costs	7.7	8.0
Other	14.7	12.7

	276.7	186.1

Total regulatory assets	$1,246.7	$1,182.0

Regulatory Liabilities
Deferred energy supply costs—ACE *	$—	$34.7
Regulatory liability for New Jersey income tax benefit	49.3	49.3

Total regulatory liabilities	$49.3	$84.0

*	Included in other current liabilities.

Deferred Energy Supply Costs:    See “Regulation of Utility Operations” in Note 1 to the Consolidated Financial Statements.

Recoverable Stranded Costs:    The pre-tax balances of $944.5 million as of December 31, 2001 and $988.2 million as of December 31, 2000 arose from the $228.5 million NUG contract termination payment in December 1999, as discussed in Note 11 to the Consolidated Financial Statements, and discontinuing the application of SFAS No. 71 to the electricity generation business in third quarter of 1999, as discussed in Notes 1, 7, and 10 to the Consolidated Financial Statements. The regulatory asset, “Recoverable stranded costs,” was established in the third quarter of 1999 to recognize amounts to be collected from regulated delivery customers for stranded costs that resulted from deregulation of the electricity generation businesses of ACE and DPL. Due to the terms of the 1999 restructuring orders, $930.0 million of the $944.5 million balance as of December 31, 2001 is for pre-tax stranded costs of ACE, which are subject to the jurisdiction of the NJBPU. As discussed in Note 13 to the Consolidated Financial Statements, any gain realized on the sale of the fossil fuel-fired electric generating plants of ACE that are subject to agreements for sale is expected to reduce the amount of recoverable stranded costs.

Deferred Recoverable Income Taxes:    Represents the portion of deferred income tax liabilities applicable to utility operations of ACE and DPL that has not been reflected in current customer rates for which future recovery is probable. As temporary differences between the financial statement and tax bases of assets reverse, deferred recoverable income taxes are amortized.

Deferred Debt Extinguishment Costs:    See “Deferred Debt Extinguishment Costs” in Note 1 to the Consolidated Financial Statements.

Unrecovered New Jersey State Excise Taxes:    Represented additional amounts paid, by ACE, as a result of prior legislative changes in the computation of New Jersey state excise taxes.

Deferred Other Postretirement Benefit Costs:    Represents the non-cash portion of other postretirement benefit costs deferred by ACE during 1993 through 1997. This cost is being recovered over a 15-year period that began on January 1, 1998.

Unrecovered Purchased Power Costs: Includes costs incurred by ACE for renegotiation of a long-term capacity and energy contract. These costs are included in current customer rates with the balance scheduled for full recovery over the next 6 years.

Deferred Electric Service Costs:    See “Basic Generation Service” in Note 10 to the Consolidated Financial Statements.

Deferred Costs for Nuclear Decommissioning/Decontamination:    Prior to the sale of ACE’s interests in nuclear electric generating plants, this regulatory asset represented amounts recoverable from ACE’s customers for amounts that ACE had owed to the U.S. government pursuant to the Energy Policy Act of 1992; this obligation was assumed by the purchasers of ACE’s interests in nuclear electric generating plants.

Asbestos Removal Costs:    Represents costs incurred by ACE to remove asbestos insulation from a wholly owned electric generating station. These costs are included in current customer rates with the balance scheduled for full recovery over the next 28 years.

Regulatory Liability for New Jersey Income Tax Benefit:    In 1999, a deferred tax asset arising from the write down of ACE’s electric generating plants was established. The deferred tax asset represents the future tax benefit expected to be realized when the higher tax basis of the generating plants is deducted for New Jersey state income tax purposes. To recognize that this tax benefit probably will be given to ACE’s regulated electricity delivery customers through lower electric rates, ACE established a regulatory liability.

NOTE 16.    CONECTIV COMMON STOCK

Dividend Payments

As discussed in Note 4 to the Consolidated Financial Statements, during the period the Conectiv/Pepco Merger Agreement is in effect, Conectiv’s dividend payments cannot exceed $0.22 per share of Conectiv common stock per quarter. The Conectiv/Pepco Merger Agreement also allows Conectiv to pay a “pro rata” dividend on common stock for any quarter during which the Conectiv/Pepco Merger becomes effective.

Conectiv’s Board of Directors declared dividends per share of common stock of $0.88 in 2001 and $0.88 in 2000, reflecting quarterly dividends of $0.22 per share of common stock. In the second quarter of 1999, Conectiv reduced the quarterly dividend to $0.22 per share from $0.385 per share, which resulted in a dividend of $1.045 for the year. Dividends per share of common stock represented approximately 20%, 37%, and 72% of earnings from continuing operations per share of common stock for 2001, 2000, and 1999, respectively.

Restrictions

Under PUHCA, Conectiv may not pay dividends on the shares of common stock and Class A common stock from an accumulated deficit or paid-in-capital without SEC approval. In the first and second quarters of 2000, Conectiv had accumulated deficits and received SEC approval for the payment of quarterly dividends on shares of common stock and Class A common stock.

Conectiv’s common dividends paid to stockholders are currently funded from the common dividends ACE and DPL pay to Conectiv. Under PUHCA, ACE and DPL are prohibited from paying a dividend from an accumulated deficit or paid-in-capital, unless SEC approval is obtained. Also, certificates of incorporation of ACE and DPL require payment of all preferred dividends in arrears (if any) prior to payment of common dividends to Conectiv, and have certain other limitations on the payment of common dividends to Conectiv. DPL’s certificate of incorporation contains limitations on the cash dividends DPL can pay to Conectiv if DPL’s common stockholder’s equity was less than 25% of DPL’s total capitalization. As of December 31, 2001, DPL’s common stockholder’s equity represented 40.5% of DPL’s total capitalization.

Stock-Based Compensation

The Conectiv Incentive Compensation Plan (CICP) provides long-term awards, including stock-based compensation. Up to 5,000,000 shares of common stock may be issued under the CICP during the ten-year period from March 1, 1998, through February 28, 2008. Awards granted under the CICP that can be settled in common stock have included performance accelerated restricted stock (PARS), stock options, and performance accelerated stock options (PASO). The CICP provides that in the event of a change in control, such as the Conectiv/Pepco Merger, all outstanding options become exercisable and the restrictions on PARS will lapse.

The number of shares of Conectiv common stock granted as PARS during 1999, 2000, and 2001 were 71,500, 84,100, and 113,800 respectively. The PARS are earned by the participants over a seven-year vesting period unless accelerated vesting occurs, in whole or in part, due to satisfaction of certain conditions required for accelerated vesting. Included in the PARS shares granted for 1999, 2000, and 2001 are 22,000, 39,800, and 40,800 respective shares, which, unless accelerated vesting occurs, require that a total stockholder return of 8% be earned over the seven years for vesting. The fair value per share on grant date of the PARS was $24.25 for the 1999 grant, $16.56 for the 2000 grant, and $19.53 for the 2001 grant.

Changes in stock options and PASO are summarized below.

	2001		2000		1999
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Beginning-of-year balance	2,377,850	$20.33	1,541,950	$23.28	1,072,150	$22.77
Options exercised	16,600	16.87	11,300	16.56	5,600	20.23
Options forfeited	224,450	19.18	159,700	20.07	42,400	22.70
Options issued	670,400	19.58	1,156,900	16.65	367,800	24.29
PASO issued	—	—	—	—	150,000	24.25
PASO forfeited	—	—	150,000	22.84	—	—
End-of-year balance	2,807,200	20.27	2,377,850	20.33	1,541,950	23.28
Exercisable	358,225	23.33	141,600	22.46	11,950	20.11

The stock options shown in the table above have a ten-year life, with 50% of the options vesting after two years and the remaining 50% vesting after three years. The PASO shown in the table above have a ten-year life and vest after nine and a half years. One third of the PASO will vest if Conectiv’s common stock price closes at or above $26 per share for ten consecutive days, two thirds will vest if the stock price closes at or above $28 per share for ten consecutive days, and all of the PASO will vest if the stock price closes at or above $30 per share for ten consecutive days. For options and PASO outstanding as of December 31, 2001, the range of exercise prices was $16.56 to $24.75, and the weighted average remaining contractual life was 7.5 years.

Conectiv recognizes compensation costs for its stock-based employee compensation plans based on the accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Stock-based employee compensation costs charged to expense were $1.7 million in 2001, $(0.2) million in 2000, and $1.8 million in 1999. The $0.2 million expense credit for 2000 includes the reversal of stock compensation expense previously accrued under APB 25 for PARS granted in 1997, which were not awarded to employees because the performance criteria were not met. Based on the application of SFAS No. 123, “Accounting for Stock-Based Compensation,” (i) pro forma net income (loss) was $246.831 million for 2001, $169.760 million for 2000, and $(199.306) million for 1999, and (ii) pro forma earnings from continuing operations applicable to common stock were $364.983 million for 2001, $196.634 million for 2000, and $135.388 million for 1999. Pro forma earnings from continuing operations per share of Conectiv common stock were $4.41 for 2001, $2.35 for 2000, and $1.45 for 1999.

The fair values of each option and PASO granted in 2001, 2000, and 1999 estimated on the date of grant using the Black Scholes option pricing model, and related valuation assumptions were as follows:

	2001	2000	1999
Weighted Average Fair Value Per Option	$3.38	$2.33	$3.38
Weighted Average Fair Value Per PASO	—	—	$3.93
Expected Option Term (years)	4.0	3.5	3.5
Expected PASO Term (years)	—	—	5.5
Expected Volatility	24.0%	20.0%	20.0%
Expected Dividend Yield	4.0%	5.0%	4.0%
Risk-free Interest Rate	4.8%	6.2%	4.7%

Stockholders Rights Plan

Under Conectiv’s Stockholders Rights Plan (Plan), holders of Conectiv common stock and holders of Conectiv Class A common stock were granted preferred stock purchase rights on May 11, 1998, by means of a dividend at the rate of one Right for each share of common stock and one Right for each share of Class A common stock held. The Rights expire in 2008.

The purpose of the Plan is to guard against partial tender offers or abusive or unfair tactics that might be used in an attempt to gain control of Conectiv without paying all stockholders a fair price for their shares. The Plan will not prevent takeovers, but is designed to deter coercive, abusive, or unfair takeover tactics and to encourage individuals or entities attempting to acquire Conectiv to negotiate first with the Board of Directors. The terms of the Conectiv/Pepco Merger agreement provide that Conectiv shall not amend or waive any provisions of the Plan in any way that is materially adverse to Pepco and shall not take any action to redeem the Rights in any way that is materially adverse to Pepco, other than to permit another transaction that the Conectiv Board has determined is a Superior Proposal to be consummated after termination of the Conectiv/Pepco Merger agreement.

The Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the aggregate voting power represented by Conectiv’s outstanding securities (i.e., becomes an “Acquiring Person” as defined in the Plan) or commences a tender or exchange offer to acquire beneficial ownership of 15% or more of the aggregate voting power represented by Conectiv’s outstanding securities. If a person becomes an Acquiring Person, each Right would entitle the holder to purchase from Conectiv one one-hundredth of one share of Series One Junior Preferred Stock or one one-hundredth of one share of Series Two Junior Preferred Stock, having a value equal to two times the exercise price of the Right. If Conectiv is acquired by an Acquiring Person, then each holder of a Right is entitled to receive, upon exercise, common stock of such other company having a value equal to two times the exercise price of the Right. Conectiv generally will be entitled to redeem the Rights at $.01 per Right at any time before a person or group becomes an Acquiring Person.

NOTE 17.    CONECTIV CLASS A COMMON STOCK

General

Conectiv Class A common stock provides its holders a proportionately greater opportunity to share in the growth prospects of, and a proportionately greater exposure to the uncertainties associated with, the electric utility business of ACE. Earnings applicable to Class A common stock are equal to a percentage of “Company Net Income Attributable to the Atlantic Utility Group,” which is earnings of the Atlantic Utility Group (AUG) less $40 million per year. The AUG includes the assets and liabilities of the electric generation, transmission, and distribution businesses of ACE that existed on August 9, 1996 and were regulated by the NJBPU. Effective July 1, 2000, ACE contributed electric generation assets to a newly formed subsidiary, Conectiv Atlantic Generation LLC (CAG), which is part of the AUG.

The percentage of “Company Net Income Attributable to the Atlantic Utility Group” that is applicable to Class A common stock is the “Outstanding Atlantic Utility Fraction” (as defined in Conectiv’s Restated Certificate of Incorporation). Certain circumstances, as specified in the Restated Certificate of Incorporation of Conectiv, result in an adjustment to the Outstanding Atlantic Utility Fraction. In June 1999, the number of shares of Class A common stock outstanding decreased by 818,297 as a result of a tender offer. Due to this reduction in the number of shares of Class A common stock outstanding and in accordance with the Restated Certificate of Incorporation of Conectiv, the Outstanding Atlantic Utility Fraction decreased from 30.0% to 27.3% in June 1999, when the tender offer was completed, which resulted in a 28.5% weighted average for 1999. The Outstanding Atlantic Utility Fraction was 27.3% as of December 31, 2001, 2000 and 1999.

Dividend Payments

During the three-year period ended March 31, 2001, or the “Initial Period,” the quarterly dividend on shares of Class A common stock was $0.80. Conectiv disclosed at the time of the 1998 Merger that it intended, following the Initial Period, subject to declaration by Conectiv’s Board of Directors and the obligation of the Board of Directors to consider the financial condition and regulatory environment of Conectiv and the results of its operations, to pay annual dividends on the Class A common stock at a rate equal to 90% of annualized earnings of the Class A common stock (taking into account the notional fixed charge of $40 million per year in accordance with Conectiv’s Restated Certificate of Incorporation). During the Initial Period the earnings applicable to Class A common stock were substantially less than the dividends on the Class A common stock and Conectiv’s Board of Directors may consider this fact in determining the dividend rate on Class A common stock for periods subsequent to March 31, 2001. Conectiv’s Board of Directors declared dividends per share of Class A common stock of $0.80, $0.25, $0.25, and $0.25, for the first, second, third and fourth quarters of 2001, respectively. Dividends declared per share of Class A common stock on an annual basis were $1.55 for 2001, $3.20 for 2000, and $3.20 for 1999. In comparison, earnings before extraordinary item per share of Class A common stock were $1.94 for 2001, $1.06 for 2000, and $1.14 for 1999.

As discussed in Note 4 to the Consolidated Financial Statements, after March 31, 2001 and during the period the Conectiv /Pepco Merger Agreement is in effect, dividends on Conectiv Class A common stock may be paid at an annual rate up to 90% of the earnings applicable to Class A common stock. The Conectiv/Pepco Merger Agreement also allows Conectiv to pay a “pro rata” dividend on Class A common stock for any quarter during which the Conectiv/Pepco Merger becomes effective. In April 2002, the Board of Directors is expected to consider whether to adjust the dividend paid on Class A common stock to reflect any, all, or a portion of the actual annualized earnings applicable to Class A common stock for April 1, 2001 to March 31, 2002 and determine whether to alter the Class A common stock dividend prospectively, to reflect estimated future earnings attributable to the Class A common stock.

Computation of Earnings Applicable to Conectiv Class A Common Stock

	Year Ended December 31,
	2001	2000	1999
	(Dollars in Thousands)
Net earnings of ACE	$73,793	$52,302	$3,703
Exclude non-utility activities of ACE	135	189	1,712
Exclude 1998 Merger-related costs	—	—	837
Net earnings of CAG	6,812	9,895	—

Net income of the AUG	80,740	62,386	6,252
Notional fixed charge of $40 million per year	(40,000)	(40,000)	(40,000)

Company Net Income (Loss) Attributable to the AUG	40,740	22,386	(33,748)
Outstanding Atlantic Utility Fraction	27.3%	27.3%	28.5%

Earnings (loss) applicable to Class A Common Stock	$11,122	$6,111	$(9,618)

Earnings (loss) applicable to Class A Common Stock
Before extraordinary item [1]	$11,122	$6,111	$6,939
Extraordinary item [2]	—	—	(16,557)

	$11,122	$6,111	$(9,618)

[1]	After “Special charges” of $1.9 million for 1999, as discussed in Note 6 to the Consolidated Financial Statements.
[2]
Represents the portion of the extraordinary item recorded by ACE, as discussed in Note 7 to the Consolidated Financial Statements, applicable to Class A common stock based on the Outstanding Atlantic Utility Fraction for 1999.

Summarized Combined Financial Information of ACE and CAG

	Year Ended December 31,
Income Statement Information	2001	2000	1999
	(Dollars in Thousands)
Operating Revenues	$1,078,993	$1,003,552	$1,076,585
Operating Income [1]	190,346	183,011	171,931
Income before extraordinary item [1]	82,288	64,329	63,930
Extraordinary item, net of income taxes [2]	—	—	(58,095)
Earnings applicable to common stock	80,605	62,197	3,703

[1]
In 1999, special charges for employee separations, additional 1998 Merger costs, and certain other items reduced ACE’s operating income by $12.3 million and income before extraordinary item by $7.3 million.

[2]	For information concerning the extraordinary item, refer to Note 7 to the Consolidated Financial Statements.

	As of December 31,
Balance Sheet Information	2001	2000
	(Dollars in Thousands)
Current assets	$278,855	$348,958
Noncurrent assets	2,264,179	2,239,297

Total assets	$2,543,034	$2,588,255

Current liabilities	$410,011	$308,801
Noncurrent liabilities	1,298,616	1,481,548
Preferred stock	113,681	125,181
Common stockholder’s equity	720,726	672,725

Total capitalization and liabilities	$2,543,034	$2,588,255

Conversion and Redemption Provisions Relating to Class A Common Stock

Conectiv may at any time convert each share of Conectiv Class A common stock into the number of shares of Conectiv common stock equal to a specified percentage set forth in Conectiv’s Restated Certificate of Incorporation of the Market Value Ratio of Conectiv Class A common stock to Conectiv common stock (as defined in the Conectiv Restated Certificate of Incorporation).

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

If any person (including Conectiv) consummates a tender offer for all of the outstanding shares of Conectiv common stock at an all cash price that is accepted by the holders of more than 50% of Conectiv common stock, Conectiv may, based on terms specified in the Conectiv Restated Certificate of Incorporation, either redeem each share of Conectiv Class A common stock for cash or convert each share of Conectiv Class A common stock into shares of Conectiv common stock.

If any person (including Conectiv) makes a tender offer to purchase shares of Conectiv common stock for cash, property, or other securities, any holder of Conectiv Class A common stock may elect to convert shares of Conectiv Class A common stock into shares of Conectiv common stock based on terms specified in the Conectiv Restated Certificate of Incorporation.

Upon the disposition of all or substantially all (as defined in the Conectiv Restated Certificate of Incorporation) of the assets attributed to the AUG to an entity that is not controlled by Conectiv, the Conectiv Restated Certificate of Incorporation provides for the payment of a dividend to holders of Conectiv Class A common stock or redemption of some or all of the shares of Conectiv Class A common stock or conversion of shares of Conectiv Class A common stock into shares of Conectiv common stock, in each case subject to the terms specified in the Conectiv Restated Certificate of Incorporation.

Allocation of Consideration in a Subsequent Merger

If there is a merger subsequent to the 1998 Merger described in Note 1 to the Consolidated Financial Statements, Conectiv’s Restated Certificate of Incorporation provides for an allocation of the consideration between Conectiv common stock and Conectiv Class A common stock. In the event of such a subsequent merger, the holders of shares of Conectiv Class A common stock are entitled to receive, in exchange for each share held, consideration equal to a “Market Value Ratio” of the consideration for one share of Conectiv common stock. The Market Value Ratio is determined in accordance with the provisions of Conectiv’s Restated Certificate of Incorporation and is based on a ratio of the trading prices of Conectiv Class A common stock to Conectiv common stock during a 20-day period immediately preceding announcement of the subsequent merger. This procedure was followed in determining the consideration to be paid to the holders of Conectiv common stock and Conectiv Class A common stock in connection with the Conectiv/Pepco Merger.

NOTE 18.    PREFERRED STOCK

Conectiv, ACE, and DPL are each authorized to issue preferred stock. Conectiv is authorized to issue 20,000,000 shares of $0.01 per share par value preferred stock, none of which has been issued. ACE is authorized to issue 799,979 shares of $100 par value Cumulative Preferred Stock, 2,000,000 shares of No Par Preferred Stock, and 3,000,000 shares of Preference Stock. DPL has $1, $25, and $100 par value per share preferred stock for which 10,000,000, 3,000,000, and 1,800,000 shares are authorized, respectively. Dividends on ACE and DPL preferred stock are cumulative. Information concerning shares of preferred stock outstanding is shown below.

Preferred Stock of Subsidiaries Not Subject to Mandatory Redemption

The amounts which were outstanding as of December 31, 2001, and 2000 for ACE’s and DPL’s preferred stock not subject to mandatory redemption are presented below.

		Current Redemption Price	Shares Outstanding		Amount
Issuer	Series		2001	2000	2001	2000
					(Dollars in Thousands)
ACE	$100 per share par value 4.00%-5.00%	$100.00-$105.50	62,305	62,305	$6,230	$6,230
DPL	$25 per share par value 7 3/4%	(1)	316,500	316,500	7,913	7,913
DPL	$100 per share par value
	3.70%-5.00%	$103.00-$105.00	181,698	181,698	18,170	18,170
	6 3/4%	(2)	35,000	35,000	3,500	3,500
	Adjustable rate (3)	$100	—	151,200	—	15,120
	Auction rate (4)	$100	—	450,000	—	45,000

					$35,813	$95,933

(1)	Redeemable beginning September 30, 2002, at $25 per share.
(2)	Redeemable beginning November 1, 2003, at $100 per share.
(3)
During the latter-half of 2001, DPL paid $14.91 million to repurchase all 151,200 shares of its Adjustable Rate Preferred Stock which had a par value of $15.12 million ($100 par value per share). The average dividend rates for the Adjustable Rate Preferred Stock were 5.5% during 2001 and 5.5% during 2000.

(4)
On September 6, 2001, DPL paid $45.0 million to purchase all 450,000 outstanding shares of its Auction Rate Preferred Stock for par value of $100 per share. The average dividend rates for the Auction Rate Preferred Stock were 4.2% during 2001 and 5.1% during 2000.

Preferred Stock of Subsidiaries Subject to Mandatory Redemption

As of December 31, 2001, ACE had 124,500 shares outstanding of $7.80 annual dividend rate preferred stock, $100 per share stated value, or $12.45 million. As of December 31, 2000, ACE had 239,500 shares outstanding of $7.80 annual dividend rate preferred stock, $100 per share stated value, or $23.95 million.

On May 1, 2001 ACE redeemed 115,000 shares of its $7.80 annual dividend rate preferred stock at the $100 per share stated value or $11.5 million in total. Effective May 1, 2001, 115,000 shares of the $7.80 annual dividend rate preferred stock became subject to mandatory redemption annually.

NOTE 19.    COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY COMPANY DEBENTURES

		Shares Outstanding		Amount
Issuer	Series	2001	2000	2001	2000
				(Dollars in Thousands)
DPL financing trust	$25 per share, 8.125%	2,800,000	2,800,000	$70,000	$70,000
ACE financing trust	$25 per share, 8.25%	2,800,000	2,800,000	70,000	70,000
ACE financing trust	$25 per share, 7.375%	1,000,000	1,000,000	25,000	25,000

				$165,000	$165,000

ACE and DPL have wholly owned financing subsidiary trusts shown in the table above. The financing subsidiary trusts have common and preferred trust securities outstanding and hold Junior Subordinated Debentures (the Debentures) of ACE and DPL. ACE and DPL own all of the common securities of the trusts, which constitute approximately 3% of the liquidation amount of all of the trust securities issued by the trusts. The trusts use interest payments received on the Debentures, which are the trusts’ only assets, to make cash distributions on the trust securities. The obligations of ACE and DPL pursuant to the Debentures and guarantees of distributions with respect to the trusts’ securities, to the extent the trusts have funds available therefor, constitute full and unconditional guarantees of the obligations of the trusts under the trust securities the trusts have issued.

For consolidated financial reporting purposes, the Debentures are eliminated in consolidation against the trust’s investment in the Debentures. The preferred trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures mature in 2026 to 2036. The Debentures are subject to redemption, in whole or in part, at the option of DPL and/or ACE, at 100% of their principal amount plus accrued interest, after an initial period during which they may not be redeemed and at any time upon the occurrence of certain events.

NOTE 20.    DEBT

As a registered holding company under PUHCA, Conectiv is required to obtain SEC authorization for certain financing transactions. Conectiv has SEC authorization for a short-term debt balance of up to $2.0 billion. Under existing SEC financing orders, Conectiv is permitted to issue securities, other than long-term debt, if the ratio of consolidated common equity to total capitalization (common equity ratio) is 20% or higher. Under existing SEC financing orders, Conectiv is also authorized to enter into guarantees to third parties or otherwise provide credit support with respect to obligations of its subsidiaries for up to $1.5 billion. See Schedule 1 under Item 14(a) included in Part IV for information concerning Conectiv’s guarantees.

PUHCA regulations prohibit Conectiv from borrowing from its subsidiaries.

Maturities of long-term debt and sinking fund requirements during the next five years are as follows: 2002—$398.0 million; 2003—$207.3 million; 2004—$124.0 million; 2005—$72.8 million; and 2006—$109.8 million.

Conectiv had a $1,039.8 million consolidated short-term debt balance (average interest rate of 2.9%) as of December 31, 2001, which included borrowings from banks ($142 million), short-term notes held by other financial institutions ($300 million), and holders of commercial paper ($597.8 million). Conectiv’s consolidated short-term debt balance of $709.5 million as of December 31, 2000 had an average interest rate of 7.4%.

As of December 31, 2001, Conectiv had a $300 million credit agreement with a five-year term that expires in February 2003 and a $735 million credit agreement with a one-year term that expires in April 2002. In addition, DPL has a $105 million revolving credit facility that expires January 31, 2003 and ACE has a $171.4 million bank term loan. Conectiv’s lines of credit support its commercial paper borrowings and DPL’s revolving credit facility supports its variable rate demand bonds ($104.8 million). On a consolidated basis, the amount that was available for borrowing as of December 31, 2001 under the various credit agreements and credit lines was $495.0 million, which reflects a $47.2 million reduction for letters of credit issued on behalf of Conectiv and its subsidiaries by the banks providing the credit lines.

Conectiv’s and DPL’s credit agreements and ACE’s term loan contain financial and other covenants which, if not met, could result in the acceleration of repayment obligations under the agreements or restrict the ability to borrow under these agreements. The credit agreements require a ratio of total indebtedness to total capitalization of 70% or less for Conectiv, and 65% or less for ACE and DPL. As of December 31, 2001, these ratios were 64% for Conectiv, 56% for ACE, and 53% for DPL, computed in accordance with the terms of the credit agreements. The credit agreements also contain a number of events of default that could be triggered by the acceleration of indebtedness under certain other borrowing arrangements, bankruptcy actions or judgments or decrees against Conectiv or its significant subsidiaries, as well as by a change of control of Conectiv. When the Conectiv/Pepco Merger closes, Conectiv’s and DPL’s credit lines are expected to be replaced by credit lines of Pepco Holdings, Inc. ACE’s term loan is expected to be modified such that it will continue after the Conectiv/Pepco Merger.

On behalf of DPL, the Delaware Economic Development Authority issued $59.0 million of long-term bonds on May 11, 2001, and loaned the proceeds to DPL. The bonds issued included $24.5 million of variable rate (set by auction procedures) Exempt Facilities Refunding Revenue Bonds, due May 1, 2031, and $34.5 million of 4.9% Pollution Control Refunding Revenue Bonds, subject to mandatory tender on May 1, 2011 and due May 1, 2026. All of the bonds that were issued are not secured by a mortgage or security interest in property of DPL. On July 2, 2001, the proceeds from the bonds issued and additional cash were used to refund $59.0 million of long-term bonds, with a 7.2% average interest rate and maturity dates in 2018 and 2021, at 102% of their principal amounts.

On May 15, 2001 and August 1, 2001, ACE redeemed at maturity $10 million of 7.0%, Medium Term Notes and $30 million of 6.81%, Medium Term Notes, respectively.

On June 1, 2001, DPL redeemed $1.7 million of 6.95%, Amortizing First Mortgage Bonds.

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

On November 6, 2001, DPL redeemed $15 million of 8.96% Medium Term Notes that were scheduled for maturity in 2021.

ACE borrowed $228.5 million through a bank term loan on December 28, 1999 to finance a cash payment for termination of a NUG purchased power contract with Pedricktown, as discussed in Note 11 to the Consolidated Financial Statements. On December 20, 2001, ACE repaid $57.1 million of the loan balance; the remaining $171.4 million balance is due December 20, 2002. As discussed above, a change in control such as the Conectiv/Pepco Merger triggers repayment of this term loan; however, ACE plans to request a waiver of the change of control provisions so the term loan will continue after the Conectiv/Pepco Merger. ACE plans to repay this debt with proceeds from the expected issuance of transition bonds, which are discussed Note 10 to the Consolidated Financial Statements.

The First Mortgage Bonds of ACE and DPL are secured by a first lien on the properties of ACE and DPL, respectively. ACE’s and DPL’s respective Mortgages require that electric generating plants sold (as discussed in Note 13 to the Consolidated Financial Statements) be released from the liens. Assets may be released with a combination of cash, bondable property additions and credits representing previously issued and retired First Mortgage Bonds. Pursuant to these terms, the electric generating plants of ACE and DPL sold during 2000-2001 were released from the liens. ACE expects to have sufficient credits from retired First Mortgage Bonds to release its fossil fuel-fired plants that are subject to agreements for sale.

Long-term debt outstanding as of December 31, 2001, and 2000 is presented below:

Type of Debt	Interest Rates	Due	2001	2000
			(Dollars in Thousands)
First Mortgage Bonds:	6.95%	2002	$30,000	$30,000
	6.40%	2003	85,000	90,000
	6.63%-8.15%	2011-2015	101,600	135,600
	7.15%	2018	—	34,500
	5.90%-7.30%	2019-2021	49,200	73,700
	6.85%-8.50%	2022-2025 (1)	205,000	227,500
	6.05%-7.00%	2028-2032	90,000	90,000
Amortizing First Mortgage Bonds	6.95%	2002-2008	19,814	21,517

			580,614	702,817

Pollution Control Bonds and Notes	7.25%	2001	—	550
	6.38%	2002-2006	2,125	2,200
	6.80%	2021	38,865	38,865
	5.50%-5.60%	2025 (2)	19,000	19,000
	4.90%	2026 (3)	34,500	—
	5.65%-7.20%	2028-2029 (4)	70,890	70,890

			165,380	131,505

Medium-Term Notes (secured):	6.86%	2001	—	40,000
	7.02%	2002	30,000	30,000
	6.00%-7.20%	2003	40,000	40,000
	6.18%-7.98%	2004-2008	223,000	223,000
	7.25%-7.63%	2010-2014	8,000	8,000
	7.68%	2015-2016	17,000	17,000

			318,000	358,000

Medium-Term Notes (unsecured):	6.46%-9.29%	2002	136,000	136,000
	6.63%-6.73%	2003	80,000	80,000
	6.73%-8.30%	2004	54,500	85,000
	6.84%	2005	—	10,000
	6.73%	2005	30,000	30,000
	6.73%-6.75%	2006	40,000	40,000
	7.06%-8.13%	2007	76,500	106,500
	7.54%-7.62%	2017	14,000	40,700
	6.81%	2018	4,000	33,000
	7.61%	2019	12,000	12,000
	8.96%-9.95%	2020-2021	—	61,000
	7.72%	2027	10,000	30,000

			457,000	664,200

Other Obligations:	7.32%	2001	—	57,125
	2.95%	2002	171,375	171,375
	9.65%	2002	1,052	2,380
	Variable	2030-2031	63,400	38,900
Unamortized premium and discount, net			(2,855)	(3,792)
Current maturities of long-term debt			(397,963)	(100,721)

Total long-term debt			1,356,003	2,021,789
Variable Rate Demand Bonds (5)			158,430	158,430

Total long-term debt and Variable Rate Demand Bonds			$1,514,433	$2,180,219

(1)	Includes $27.5 million of 8.5% bonds which were repurchased on February 1, 2002.
(2)	Includes $15.0 million of bonds that are subject to mandatory tender on July 1, 2010.
(3)	The bonds are subject to mandatory tender on May 1, 2011.
(4)	Includes $16.24 million of bonds that are subject to mandatory tender on July 1, 2010.
(5)
The debt obligations of Conectiv’s subsidiaries included $158.4 million of Variable Rate Demand Bonds (VRDB) as of December 31, 2001 and 2000. The VRDB are classified as current liabilities because the VRDB are due on demand by the bondholder. However, bonds submitted to Conectiv’s subsidiaries for purchase are remarketed by a remarketing agent on a best efforts basis. Management expects that bonds submitted for purchase will continue to be remarketed successfully due to the credit worthiness of Conectiv’s subsidiaries and the bonds’ interest rates being set at market. Conectiv’s subsidiaries also may utilize one of the fixed rate/fixed term conversion options of the bonds. Thus, management considers the VRDB to be a source of long-term financing. The $158.4 million balance of VRDB outstanding as of December 31, 2001, matures in 2009 ($12.5 million), 2014 ($18.2 million), 2017 ($30.4 million), 2024 ($33.33 million); 2028 ($15.5 million), 2029 ($30.0 million) and 2031 ($18.5 million). Average annual interest rates on the VRDB were 2.7% in 2001 and 4.1% in 2000.

NOTE 21.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The year-end fair values of certain financial instruments are listed below. The fair values were based on quoted market prices of Conectiv’s securities or securities with similar characteristics.

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Funds held by trustee	$12,136	$12,136	$122,387	$122,387
Investments in marketable equity securities	5,076	5,076	1,437	1,437
Preferred stock subject to mandatory redemption	12,450	12,948	23,950	24,369
Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures	165,000	166,680	165,000	162,914
Long-term debt	1,356,003	1,379,087	2,021,789	2,018,853
Energy derivative instruments classified as accounts receivable	28,170	28,170	51,871	51,871
Energy derivative instruments classified as derivative instruments within:
Current Liabilities	87,876	87,876	—	—
Deferred Credits and Other Liabilities	28,852	28,852	—	—

NOTE 22.    LONG-TERM PURCHASED POWER CONTRACTS

As of December 31, 2001, the commitments of Conectiv’s subsidiaries under long-term purchased power contracts included 3,100 MW of capacity and varying amounts of firm electricity per hour during each month of a given year. Commitments for purchased capacity under contracts existing as of December 31, 2001 will decrease by approximately 1,400 MW in 2002, primarily due to the anticipated replacement of the capacity supplied by these contracts with the capacity and energy to be provided by the BGS suppliers that were selected by the auction process discussed in Note 10 to the Consolidated Financial Statements. Based on existing contracts as of December 31, 2001, the commitments of Conectiv’s subsidiaries during the next five years for capacity and energy under long-term purchased power contracts are estimated to be as follows: $588 million in 2002, $443 million in 2003; $427 million in 2004; $458 million in 2005; and $261 million in 2006. As of December 31, 2001, provisions of certain contracts under which ACE procures electricity for BGS would require ACE to provide cash collateral of $42.1 million, if ACE’s credit ratings were downgraded below investment grade.

NOTE 23.    LEASES

Nuclear Fuel

As discussed in Note 13 to the Consolidated Financial Statements, DPL and ACE sold their respective ownership interests in nuclear electric generating plants and the related nuclear fuel on December 29, 2000 and October 18, 2001, respectively. Prior to the sales, the ownership interests of DPL and ACE in nuclear fuel were financed through nuclear fuel energy contracts, which were accounted for as capital leases. The obligations of DPL and ACE under the contracts were repaid upon the sales of the interests in the nuclear electric generating plants on December 29, 2000 and October 18, 2001, respectively, with proceeds from the sales.

Lease Commitments

DPL leases an 11.9% interest in the Merrill Creek Reservoir. The lease is an operating lease and payments over the remaining lease term, which ends in 2032, are $135.3 million in aggregate. DPL, ACE and other

Conectiv subsidiaries also have long-term leases for certain other facilities and equipment. Minimum commitments as of December 31, 2001, under the Merrill Creek Reservoir lease and other lease agreements are as follows: 2002—$16.7 million; 2003—$18.8 million; 2004—$16.2 million; 2005—$16.7 million; 2006—$16.7 million; after 2006—$127.7 million; total—$212.8 million.

Rentals Charged To Operating Expenses

The following amounts were charged to operating expenses for rental payments under both capital and operating leases.

	2001	2000	1999
	(Dollars in Thousands)
Interest on capital leases	$1,301	$3,297	$2,466
Amortization of capital leases	9,394	23,029	24,237
Operating leases	31,222	31,230	22,344

	$41,917	$57,556	$49,047

Leveraged Leases

The leveraged leases of Conectiv’s subsidiaries included three airplane leases and two container-ship leases as of December 31, 2001. One airplane lease was sold during 2001 and another airplane lease was sold during 2000. For information concerning a write-down of the investment in leveraged leases during 1999, see Note 6 to the Consolidated Financial Statements. The net investment in leveraged leases as of December 31, 2001, and 2000 was as follows:

	2001	2000
	(Dollars in Thousands)
Rentals receivable (net of principal and interest on nonrecourse debt)	$41,508	$48,243
Estimated residual value	4,500	6,752
Unearned and deferred income	(694)	(1,289)

Investment in leveraged leases	45,314	53,706
Deferred income tax liability	57,194	69,354

Net investment in leveraged leases	$(11,880)	$(15,648)

NOTE 24.    PENSION AND OTHER POSTRETIREMENT BENEFITS

Assumptions

	2001	2000	1999
Discount rates used to determine projected benefit obligation as of December 31	7.25%	7.50%	7.75%
Expected long-term rates of return on assets	9.50%	9.50%	9.00%
Rates of increase in compensation levels	4.50%	4.50%	4.50%
Health-care cost trend rate on covered charges	10.00%	8.00%	6.50%

The health-care cost trend rate, or the expected rate of increase in health-care costs, is assumed to gradually decrease to 5.0% by 2007. Increasing the health-care cost trend rates of future years by one percentage point would increase the accumulated postretirement benefit obligation by $10.3 million and would increase annual aggregate service and interest costs by $0.8 million. Decreasing the health-care cost trend rates of future years by one percentage point would decrease the accumulated postretirement benefit obligation by $10.3 million and would decrease annual aggregate service and interest costs by $0.9 million.

The following schedules reconcile the beginning and ending balances of the pension and other postretirement benefit obligations and related plan assets for Conectiv. Other postretirement benefits include medical benefits for retirees and their spouses and retiree life insurance.

Change in Benefit Obligation

	Pension Benefits		Other Postretirement Benefits
	2001	2000	2001	2000
	(Dollars in Thousands)
Benefit obligation at beginning of year	$694,621	$673,095	$201,493	$194,031
Service cost	20,338	18,388	4,381	3,908
Interest cost	53,154	51,856	17,121	14,513
Plan participants’ contributions	—	—	543	511
Plan amendments	3,775	4,359	—	—
Actuarial loss	38,102	12,689	57,346	5,500
Benefits paid	(55,023)	(66,438)	(17,047)	(16,970)
Other	—	672	—	—

Benefit obligation at end of year	$754,967	$694,621	$263,837	$201,493

Change in Plan Assets

	Pension Benefits		Other Postretirement Benefits
	2001	2000	2001	2000
	(Dollars in Thousands)
Fair value of assets at beginning of year	$948,043	$1,017,844	$119,724	$120,072
Actual return on plan assets	(31,628)	(3,363)	(2,356)	166
Employer contributions	—	—	16,196	15,945
Plan participants’ contributions	—	—	543	511
Benefits paid	(55,023)	(66,438)	(17,047)	(16,970)

Fair value of assets at end of year	$861,392	$948,043	$117,060	$119,724

Reconciliation of Funded Status of the Plans

	Pension Benefits		Other Postretirement Benefits
	2001	2000	2001	2000
	(Dollars in Thousands)
Funded status at end of year	$106,425	$253,422	$(146,777)	$(81,769)
Unrecognized net actuarial (gain) loss	(24,781)	(181,008)	22,438	(46,246)
Unrecognized prior service cost	17,727	7,794	99	149
Unrecognized net transition (asset) obligation	(7,480)	(10,245)	34,404	37,531

Net amount recognized at end of year	$91,891	$69,963	$(89,836)	$(90,335)

Based on fair values as of December 31, 2001, the pension plan assets were comprised of publicly traded equity securities ($559.9 million or 65%) and fixed income obligations ($301.5 million or 35%). Based on fair values as of December 31, 2001, the other postretirement benefit plan assets included equity securities ($77.7 million or 66%) and fixed income obligations ($39.4 million or 34%).

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
	2001	2000	1999	2001	2000	1999
	(Dollars in Thousands)
Service cost	$20,338	$18,388	$20,288	$4,381	$3,908	$5,282
Interest cost	53,154	51,856	51,442	17,121	14,513	13,839
Expected return on assets	(88,346)	(90,037)	(83,999)	(8,981)	(8,645)	(6,769)
Amortization of:
Transition obligation (asset)	(2,764)	(2,764)	(2,764)	3,128	3,128	3,128
Prior service cost	1,189	694	406	49	49	49
Actuarial (gain)	(5,499)	(13,767)	(4,248)	—	(3,060)	(1,059)

Total net periodic benefit cost *	$(21,928)	$(35,630)	$(18,875)	$15,698	$9,893	$14,470

*	These amounts are also the amounts of net periodic benefit cost that was included in the results of operations.

Conectiv also maintains 401(k) savings plans for covered employees. Conectiv contributes Conectiv common stock to the plan, at varying levels up to $0.50 of common stock for each dollar of up to the first 6% of pay contributed by the employee. The amount expensed for Conectiv’s matching contributions was $4.6 million in 2001, $4.9 million in 2000, and $5.6 million in 1999.

NOTE 25.    COMMITMENTS AND CONTINGENCIES

Commitments

Conectiv’s expected total capital expenditures for 2002 are estimated to be approximately $640 million, including $450 million for mid-merit electric generating facilities, $160 million for the Power Delivery businesses, and $30 million for various other projects. Conectiv’s commitments for mid-merit construction expenditures after 2002 include $233 million in 2003 and $24 million in 2004.

See Note 22 the Consolidated Financial Statements for commitments related to long-term purchased power contracts and Note 23 to the Consolidated Financial Statements for commitments related to leases.

Environmental Matters

Conectiv’s subsidiaries are subject to regulation with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to current and past disposal practices. Conectiv’s liability for clean up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean up-related issues (including whether a Conectiv subsidiary or a corporate predecessor is responsible for conditions on a particular parcel). Conectiv’s current liabilities include $17.7 million as of December 31, 2001 ($9.8 million as of December 31, 2000) for potential clean-up and other costs related to sites at which a Conectiv subsidiary is a potentially responsible party or alleged to be a third party contributor. The accrued liability as of December 31, 2001 includes $11.0 million for remediation and other costs associated with environmental contamination that resulted from an oil release at the Indian River power plant (which was sold on June 22, 2001) and reflects the terms of a related consent agreement reached with the Delaware Department of Natural Resources and Environmental Control during 2001. Conectiv does not expect such future costs to have a material effect on its financial position or results of operations.

On July 11, 2001, the New Jersey Department of Environmental Protection (NJDEP) denied ACE’s request to renew a permit variance, effective through July 30, 2001, that authorized Unit 1 at the B.L. England station to burn coal containing greater than 1% sulfur. ACE has appealed the denial. The NJDEP has issued a stay of the denial to authorize ACE to operate Unit 1 with the current fuel until June 30, 2002 and an addendum to the permit/certificate to operate authorizing a trial burn of coal with a sulfur content less than 2.6%. Management is not able to predict the outcome of ACE’s appeal.

Other

On October 24, 2000, the City of Vineland, New Jersey, filed an action in a New Jersey Superior Court to acquire ACE electric distribution facilities located within the City limits by eminent domain. The carrying value of the electric distribution facilities was approximately $9.1 million, as of December 31, 2001. The City’s Superior Court action has been dismissed, based on the failure to hold a referendum, and the City has appealed this decision. On November 6, 2001, the City held a referendum and City residents voted to approve the City’s proposal to acquire ACE electric distribution facilities located within the City limits. On March 8, 2002, Conectiv and the City announced that they had reached a tentative agreement which provides for ACE to receive $23.9 million for the electric distribution facilities located within the City limits. After a transition period of 18 to 24 months primarily to reconfigure facilities, the transaction would close and the City would provide electric service to the City’s residents previously served by ACE.

On November 26, 2001, the FERC published a notice establishing a generic refund effective date of January 26, 2002 relative to collections by all utilities pursuant to their market-based rates (MBR). Conectiv cannot determine with certainty whether the intent of FERC is to make all MBR collections subject to refund as of January 26, 2002. There has been no allegation that Conectiv has misused its MBR authority, and any possible refund liability would not affect 2001 revenues.

NOTE 26.    BUSINESS SEGMENTS

The following information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131). In accordance with SFAS No. 131, Conectiv’s business segments were determined from Conectiv’s internal organization and management reporting, which are based primarily on differences in products and services. Conectiv’s business segments under SFAS No. 131 are as follows: “Energy” includes (a) the generation, purchase, trading and sale of electricity, including the obligations of ACE and DPL to supply electricity to customers who do not choose an alternative electricity supplier; (b) gas and other energy supply and trading activities, (c) power plant operation services, and (d) district heating and cooling systems operation and construction services provided by CTS; “Power Delivery” includes activities related to delivery of electricity and gas to customers at regulated prices over transmission and distribution systems; “HVAC” represents heating, ventilation, and air conditioning services which were provided by CSI prior to the sale of this business in the latter-half of 2000.

The results of CCI’s discontinued Telecommunication business, which was sold on November 14, 2001, have been excluded from “Income From Continuing Operations” and, accordingly, are excluded from the business segment results shown below. For information about the disposal of CCI’s telecommunication business, see Note 5 to the Consolidated Financial Statements.

All revenues of Conectiv’s business segments are from customers located in the United States. Also, all assets of Conectiv’s business segments are located in the United States.

As discussed in Note 10 to the Consolidated Financial Statements, Conectiv’s electricity generation businesses were deregulated in the third quarter of 1999. Prior to deregulation, amounts included in billings to electric customers for electricity generation and delivery services were not separately identified; during this period revenues were allocated directly to the Energy and Power Delivery business segments based on the cost of services provided.

Common services shared by the business units (shared services) are assigned directly or allocated based on various cost causative factors, depending on the nature of the service provided. The depreciation associated with shared services’ assets is allocated to the business segments; however, the assets and related capital expenditures are not allocated.

The operating results for business segments are evaluated based on “Earnings Before Interest and Income Taxes” (EBIT), which is Operating Income, plus Other Income, less certain interest charges allocated to the business segments. For Conectiv’s business segment reporting, EBIT has been adjusted to exclude Special Charges for 2000 and 1999 (see Note 6 to the Consolidated Financial Statements), gains in 2001 and 2000 on the sales of DPL’s ownership interests in electric generating plants (see Note 13 to the Consolidated Financial Statements), direct expenses of the Conectiv/Pepco Merger for 2001 (see Note 4 to the Consolidated Financial Statements), and recognition in 2001 of the previously deferred gain related to termination of a contract with the Pedricktown partnership (see Note 11 to the Consolidated Financial Statements). EBIT for the Energy business segment includes the operating results of certain electric generating plants that have been sold and ACE’s fossil fuel-fired electric generating plants that are subject to agreements for sale, as discussed in Note 13 to the Consolidated Financial Statements. EBIT of “All Other” business segments include the equity in earnings of the EnerTech funds and other investment income, as discussed in Note 8 to the Consolidated Financial Statements.

For internal management reporting purposes, Investments and Property, Plant and Equipment are assigned to business segments, but Current Assets and Deferred Charges and Other Assets are not. Regulatory assets (included in Deferred Charges and Other Assets) include $1,114.9 million and $131.8 million related to the Power Delivery and Energy business segments, respectively, as of December 31, 2001. Regulatory assets of $1,182.0 million as of December 31, 2000 were primarily associated with the Power Delivery Business. See Note 15 to the Consolidated Financial Statements for additional information about regulatory assets.

	Year Ended December 31, 2001								As of December 31, 2001
Business Segments	Revenues		Depreciation		Earnings Before Interest and Taxes		Capital Expenditures		Investments and Property, Plant & Equipment
	(Dollars in Thousands)
Energy	$5,314,110		$88,970		$259,026		$447,011		$1,372,013
Power Delivery	781,969		102,981		245,780		148,885		2,262,402
All Other	2,006		1,888		(45,268)		—		79,195

	$6,098,085	(1)	$193,839	(2)	$459,538	(3)	$595,896	(4)	$3,713,610	(5)

(1)
The $297,140 pre-tax gain from the sale of electric generating plants is excluded from business segment revenues. Intercompany revenues that are eliminated in consolidation are included in business segment revenues as follows: Energy business segment—$603,508, and Power Delivery business segment—$1,662.

(2)
Excludes $7,226 of goodwill amortization related to the 1998 Merger and $27,438 of depreciation classified in business segment operating expenses which are included in consolidated depreciation and amortization expense.

(3)
“Earnings before interest and taxes” plus the $297,140 pre-tax gain from the sale of electric generating plants and the $73,015 pre-tax gain primarily from recognition of a previously deferred gain related to termination of a contract with the Pedricktown partnership and less $17,005 of costs associated with the Conectiv/Pepco Merger, $178,122 of interest expense and preferred stock dividends and $3,558 of consolidation and other adjustments equals consolidated income from continuing operations before income taxes.

(4)	Consolidated capital expenditures of $603,355 include $3,029 of telecommunication and $4,430 of shared services’ capital expenditures, which are excluded above.
(5)
Excludes $231,876 of shared services’ property, plant and equipment and certain investments, all Current Assets ($921,040), and all Deferred Charges and Other Assets ($1,393,837) which are included in total consolidated assets of $6,260,363. Amounts invested in equity method investees as of December 31, 2001 were $22,364 by the Energy business segment and $15,163 by All Other business segments.

	Year Ended December 31, 2000							As of December 31, 2000
Business Segments	Revenues		Depreciation		Earnings Before Interest and Taxes	Capital Expenditures		Investments and Property, Plant & Equipment
	(Dollars in Thousands)
Energy	$4,898,014		$116,386		$337,499	$184,121		$1,299,061
Power Delivery	772,240		97,234		255,004	142,140		2,230,012
HVAC	89,594		1,724		(8,864)	—		1,008
All Other	7,131		1,433		(2,298)	4,514		97,186

	$5,766,979	(1)	$216,777	(2)	$581,341 (3)	$330,775	(4)	$3,627,267	(5)

(1)
The $16,612 pre-tax gain from the sale of electric generating plants is excluded from business segment revenues. The Energy business segment and Power Delivery business segment include intercompany revenues of $795,470 and $444 that are eliminated in consolidation.

(2)
Excludes $7,226 of goodwill amortization related to the 1998 Merger and $28,830 of depreciation classified in business segment operating expenses which are included in consolidated depreciation and amortization expense.

(3)
“Earnings before interest and income taxes” less $216,242 of interest expense and preferred stock dividends, $1,459 of consolidation adjustments, and $25,162 of special charges, plus the $16,612 pre-tax gain on the sale of DPL’s ownership interests in nuclear electric generating plants equals consolidated income from continuing operations before income taxes.

(4)	Consolidated capital expenditures of $390,540 include $52,314 of telecommunication and $7,451 of shared services’ capital expenditures, which are excluded above.
(5)
Excludes $160,119 of telecommunication and $267,273 of shared services property, plant and equipment and certain investments, all Current Assets ($1,077,887), and all Deferred Charges and Other Assets ($1,331,075) which are included in total consolidated assets of $6,463,621. Amounts invested in equity method investees as of December 31, 2000 were $20,750 by the Energy business segment and $40,556 by All Other business segments.

	Year Ended December 31, 1999								As of December 31, 1999
Business Segments	Revenues		Depreciation		Earnings Before Interest and Taxes		Capital Expenditures		Investments and Property, Plant & Equipment
	(Dollars in Thousands)
Energy	$2,985,566		$132,538		$271,181		$105,993		$1,242,211
Power Delivery	765,551		91,519		260,835		115,273		2,223,571
HVAC	134,942		3,316		(13,655)		1,172		22,810
All Other	6,470		2,981		38,173		—		100,227

	$3,892,529	(1)	$230,354	(2)	$556,534	(3)	$222,438	(4)	$3,588,819	(5)

(1)	The Energy business segment and All Other business segments include intercompany revenues of $195,498 and $1,075, respectively, that are eliminated in consolidation.
(2)
Excludes $7,073 of goodwill amortization related to the 1998 Merger and $28,692 of depreciation classified in business segment operating expenses which are included in consolidated depreciation and amortization expense.

(3)
“Earnings before interest and income taxes” less $182,451 of interest expense and preferred stock dividends, $105,648 of special charges, and $1,863 of consolidation adjustments equals consolidated income before income taxes and extraordinary item.

(4)	Consolidated capital expenditures of $320,395 include $54,798 of telecommunication and $43,159 of shared services’ capital expenditures which are excluded above.
(5)
Excludes $116,101 of telecommunication and $282,735 of shared services’ property, plant and equipment and certain investments, all Current Assets ($793,995), and all Deferred Charges and Other Assets ($1,356,812) which are included in total consolidated assets of $6,138,462. Amounts invested in equity method investees as of December 31, 1999 were $60,371 by the Energy business segment and $26,601 by All Other business segments.

NOTE 27.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The quarterly data presented below reflect all adjustments necessary in the opinion of management for a fair presentation of the interim results. Quarterly data normally vary seasonally because of temperature variations, differences between summer and winter rates, and the scheduled downtime and maintenance of electric generating units. Due to the discontinuation of Conectiv’s Telecommunication business segment during the second quarter of 2001, as discussed in Notes 1 and 5 to the Consolidated Financial Statements, the operating results of the discontinued Telecommunications business segment are classified as discontinued operations in the quarterly financial information presented below. As discussed in Note 1 to the Consolidated Financial Statements, adjustments for under-recoveries of BGS expenses, which were previously reported as revenues, have been reclassified within the Consolidated Statements of Income from electric operating revenues to operating expenses. This reclassification is reflected in the amounts presented below for operating revenues.

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in Thousands, Except Per Share Amounts)
Operating Revenues	$1,536,153	$1,698,577	$1,601,927	$953,398	$5,790,055
Operating Income	131,809	428,701	133,603	65,102	759,215
Income From Continuing Operations	45,815	258,808	61,919	10,980	377,522
Discontinued Telecommunication Operations
Loss From Operations, Net of Income Taxes	(5,011)	(2,685)	—	—	(7,696)
Loss From Disposal, Net of Income Taxes	—	(118,788)	—	—	(118,788)
Income Before Extraordinary Item	40,804	137,335	61,919	10,980	251,038
Net Income	40,804	137,335	59,129	10,980	248,248
Earnings Per Common Share, Basic *
Continuing Operations	0.54	3.09	0.68	0.12	4.43
Discontinued Telecommunication Operations
Loss From Operations, Net of Income Taxes	(0.06)	(0.03)	—	—	(0.09)
Loss From Disposal, Net of Income Taxes	—	(1.44)	—	—	(1.44)
Income Before Extraordinary Item	0.48	1.62	0.68	0.12	2.90
Earnings Per Class A Common Share,
Basic and Diluted	0.16	0.54	1.07	0.17	1.94

*	Quarterly diluted earnings per common share are the same amounts as basic earnings per common share. For 2001, diluted earnings from continuing operations per share of common stock are $4.41.

In the first quarter of 2001, income from continuing operations increased by $9.8 million, or $0.12 per share of common stock, due to DPL’s termination of its membership in NEIL, as discussed in Note 14 to the Consolidated Financial Statements.

In the second quarter of 2001, a gain on the sale of electric generating plants increased income from continuing operations $175.0 million, or $2.12 per share of common stock, as discussed in Note 13 to the Consolidated Financial Statements. In the second quarter of 2001, primarily due to the recognition of a previously deferred gain on the termination of a purchased power contract, income from continuing operations increased by $41.4 million, or $0.50 per share of common stock, as discussed in Note 11 to the Consolidated Financial Statements.

As discussed in Note 8 to the Consolidated Financial Statements, Conectiv earns investment income associated with the EnerTech funds, marketable securities, and other investments. Investment income and losses from these sources decreased income from continuing operations and earnings per share of common stock in the second quarter of 2001 by $5.2 million and $0.06, respectively, increased income from continuing operations and earnings per share of common stock in the third quarter of 2001 by $8.5 million and $0.10, respectively, and decreased income from continuing operations and earnings per share of common stock in the fourth quarter of 2001 by $11.5 million and $0.14, respectively.

Costs related to the planned Conectiv/Pepco Merger reduced income from continuing operations by $8.8 million, or $0.11 per share of common stock, in the third quarter of 2001, and income from continuing operations by $1.5 million, or $0.02 per share of common stock, in the fourth quarter of 2001.

In the third quarter of 2001, net income was reduced by an extraordinary charge of $2.8 million after-taxes, or $0.03 per share of common stock, for the estimated portion of debt extinguishment costs which may not be recoverable through utility rates, as discussed in Note 7 to the Consolidated Financial Statements.

	2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in Thousands, Except Per Share Amounts)
Operating Revenues	$1,040,571	$1,124,782	$1,542,318	$1,280,006	$4,987,677
Operating Income	115,848	75,251	215,749	132,353	539,201
Income From Continuing Operations	41,564	26,130	96,691	39,430	203,815
Discontinued Telecommunication Operations	(9,027)	(7,769)	(7,075)	(9,114)	(32,985)
Net Income	32,537	18,361	89,616	30,316	170,830
Earnings Per Common Share, Basic and Diluted
Continuing Operations	0.52	0.30	1.09	0.46	2.36
Discontinued Telecommunication Operations	(0.11)	(0.09)	(0.08)	(0.11)	(0.39)
Total	0.41	0.21	1.01	0.35	1.97
Earnings (Loss) Per Class A Common Share,
Basic and Diluted	(0.43)	0.17	1.08	0.24	1.06

Investment income and losses, as discussed in Note 8 to the Consolidated Financial Statements, increased income from continuing operations and earnings per share of common stock in the second quarter of 2000 by $19.0 million and $0.23, respectively, and decreased income from continuing operations and earnings per share of common stock in the fourth quarter of 2000 by $9.8 million and $0.12, respectively.

As discussed in Note 6 to the Consolidated Financial Statements, Conectiv recorded special charges in the second quarter of 2000 related to the sale of businesses which decreased income from continuing operations and earnings per share of common stock by $23.4 million and $0.28, respectively.

As discussed in Note 13 to the Consolidated Financial Statements, in the fourth quarter of 2000, a gain on the sale of the ownership interests of DPL in nuclear electric generating plants increased income from continuing operations by $12.8 million and earnings per share of Conectiv common stock by $0.15.

The first table shown below reconciles operating revenues from the amounts originally reported in the 2001 quarterly reports on Form 10-Q to the amounts reported above in this Note, which are reflected in the 2001 Consolidated Statement of Income. The second table shown below reconciles operating revenues from the amounts reported in the 2000 quarterly reports on Form 10-Q and the 2000 annual report on Form 10-K to the amounts reported above in this Note, which are reflected in the 2000 Consolidated Statement of Income included herein.

	2001
	First Quarter	Second Quarter	Third Quarter
	(Dollars in Thousands)
Operating revenues as reported in 2001 quarterly reports on Form 10-Q	$1,554,649	$1,752,131	$1,668,976
Adjustments for:
Deferred electric service costs (1)	(4,767)	(53,554)	(67,049)
Discontinued telecommunication operations (2)	(13,729)	—	—

Restated operating revenues	$1,536,153	$1,698,577	$1,601,927

	2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in Thousands
Operating revenues as reported in 2000 quarterly reports on Form 10-Q and the 2000 Form 10-K	$1,045,345	$1,152,384	$1,551,548	$1,279,847	$5,029,124
Adjustments for:
Deferred electric service costs (1)	6,265	(14,883)	4,126	(3,029)	(7,521)
Discontinued telecommunication operations (2)	(11,039)	(12,719)	(13,356)	(13,424)	(50,538)
Gain on sale of electric generating plants (3)	—	—	—	16,612	16,612

Restated operating revenues	$1,040,571	$1,124,782	$1,542,318	$1,280,006	$4,987,677

(1)
As discussed in Note 1 to the Consolidated Financial Statements, under-recoveries of costs related to BGS have been reclassified within the Consolidated Statements of Income from electric operating revenues to operating expenses, as a separate line item captioned “Deferred electric service costs.”

(2)
As discussed in Notes 1 and 5 to the Consolidated Financial Statements, Conectiv agreed to sell CCI effective June 4, 2001 and the operating results of the Telecommunication business segment have been reclassified from continuing operations to discontinued operations.

(3)
The 2000 pre-tax gain on the sale of DPL’s interests in nuclear electric generating plants, as discussed in Note 13 to the Consolidated Financial Statements, was reclassified from operating expenses to operating revenues to conform with the presentation of the 2001 gain on sale of electric generating plants.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Conectiv Board of Directors has nine members in three classes, with three directors in each class. The terms for the three Class I Directors, Mr. Balotti, Mr. Holley, and Mr. McGlynn, will expire in 2002. The terms for the three Class II Directors, Mr. Burris, Mrs. Gore and Mr. MacCormack, will expire in 2003. The terms for the three Class III Directors, Mr. Cosgrove, Dr. Doberstein, and Mr. Morgan, will expire in 2004.

Directors	Business Experience during Past 5 Years
(As of December 31, 2001)
Howard E. Cosgrove, 58 Chairman of the Board
Chairman of the Board and Chief Executive Officer of Conectiv since 1998. Chairman, President and Chief Executive Officer of DPL since 1992. Director of DPL since 1986. Director of the Federal Reserve Board. Chairman of the Board of Trustees of the University of Delaware.

R. Franklin Balotti, 59 Director
Director of Conectiv since 1998. Director of DPL from 1995 to 1998. Attorney. Member of the law firm of Richards Layton & Finger, Wilmington, Delaware since 1971. Past President, Delaware Bar Association. Member of the Law School Advisory Council at the Cornell Law School. Adjunct Professor at the University of Miami Law School and Cornell Law School.

Robert D. Burris, 57 Director	Director of Conectiv since 1998. Director of DPL from 1993 to 1998. President of Burris Foods, Milford, Delaware since 1980. Member of the Board of Directors of BayHealth, Inc.

Audrey K. Doberstein, 69 Director
Director of Conectiv since 1998. Director of DPL from 1986 to 2000. President of Wilmington College, New Castle, Delaware since 1979. Member of the Board of Directors of Blue Cross/ Blue Shield of Delaware and Mellon Bank of Delaware, Wilmington, Delaware.

Sarah I. Gore, 66 Director
Director of Conectiv since 1998. Director of DPL from 1993 to 1998. Human Resources Associate, W.L. Gore & Associates, Inc., Newark, Delaware. Member of the Delaware Advisory Board of First Union, Wilmington, Delaware. Mrs. Gore and her family created the I Have a Dream Foundation of Delaware, a non-profit organization for which she serves as director.

Cyrus H. Holley, 65 Director
Director of Conectiv since 1998. Director of Atlantic Energy, Inc., from 1990 to 1998. President of Management Consulting Services, Grapevine, Texas. Chairman and Chief Executive Officer of Oakmont Enterprises, Inc., Grapevine, Texas. Director of Kerns Oil & Gas Company.

Richard B. McGlynn, 63 Director
Director of Conectiv since 1998. Director of Atlantic Energy, Inc., from 1986 to 1998. Attorney, private practice since 1995. Former Vice President and General Counsel of United Water Resources, Inc., Harrington Park, New Jersey. Partner at LeBoeuf, Lamb, Leiby & MacRae, 1992-1995.

III-1

Directors	Business Experience during Past 5 Years
George F. MacCormack, 58 Director
Director of Conectiv since 2000. Group Vice President, Polyester Enterprise, E.I. DuPont de Nemours & Company since 1999. Previously, Vice President and General Manager (1998), White Pigments & Mineral Products Strategic Business Unit and Vice President and General Manager (1995), Specialty Chemicals Strategic Business Unit for DuPont.

Bernard J. Morgan, 65 Director
Director of Conectiv since 1998. Director of Atlantic Energy, Inc. from 1988 to 1998. Retired in 1989 as Chairman, Chief Executive Officer, President and Chief Operating Officer of Fidelity Bank, N.A. Director of Coastal Security.

Information about Conectiv’s executive officers is included under Item 1.

ITEM 11.    EXECUTIVE COMPENSATION

The following table shows information regarding the compensation earned during the last three years by Conectiv’s Chief Executive Officer and by Conectiv’s other four most highly compensated executive officers for the fiscal year ending December 31, 2001:

Table 1—Summary Compensation Table

Long Term Compensation
		Annual Compensation					Awards			Payouts
Name and Principal Position	Year	Salary (1)		Variable Compensation (Bonus) (2)		Other Annual Compensation	Restricted Stock Awards (3)		Securities Underlying Options	LTIP Payouts (4)	All Other Compensation (5)
H. E. Cosgrove Chairman of the Board and Chief Executive Officer	2001 2000 1999	$ $ $	650,000 600,000 600,000	$ $ $	261,300 248,400 217,500	0 0 0	$ $ $	310,500 271,875 187,500	169,600 124,000 57,000	— — —	$ $ $	106,950 17,682 18,204
T. S. Shaw President and Chief Operating Officer	2001 2000 1999	$ $ $	425,000 354,700 325,000	$ $ $	142,375 122,500 120,000	0 0 0	$ $ $	245,000 150,000 291,500	68,800 51,900 26,000	— —	$ $ $	60,935 10,606 8,258
J. C. van Roden Senior Vice President and Chief Financial Officer	2001 2000 1999	$ $ $	294,700 275,000 250,000	$ $ $	90,535 85,400 72,500	0 0 0	$ $	106,750 90,625 —	39,300 34,700 170,000	— — —	$ $ $	23,569 8,406 8,342
B. S. Graham Senior Vice President	2001 2000 1999	$ $ $	274,800 262,500 250,000	$ $ $	120,032 115,920 72,500	0 0 0	$ $ $	36,225 90,625 62,750	36,700 33,100 14,000	— —	$ $ $	47,886 7,971 7,504
W. H. Spence Senior Vice President, Energy	2001 2000 1999	$ $	239,900 198,100 —	$ $ $	500,944 85,520 71,159	0 0 0	$ $	26,725 22,238 —	32,000 28,500 8,000	— — —	$ $	42,429 6,021 —

1.	In 2001, Mr. Cosgrove and Mr. Shaw were paid approximately an additional $37,000 and $16,000, respectively, for unused vacation.
2.
The target award is 60% of annualized salary for Mr. Cosgrove, 50% for Mr. Shaw, 45% for Mr. van Roden, 40% for Mrs. Graham and 30% for Mr. Spence. For 1999, the dollar value of the bonus reported above has been reduced by the portion of the bonus deferred and reported above as a 2000 Restricted Stock Award, as follows: H. E. Cosgrove ($435,000 bonus with $217,500 purchasing Restricted Stock Units (which we refer to as RSU’s)); T. S. Shaw ($240,000 bonus with $120,000 purchasing RSU’s); J. C. van Roden ($145,000 bonus with $72,500 purchasing RSU’s); B. S. Graham ($145,000 bonus with $72,500 purchasing RSU’s); W. H. Spence ($88,949 bonus with $17,790 purchasing RSU’s). For 2000, the dollar value of the bonus reported above has been reduced by the portion of the bonus deferred, as follows: H. E. Cosgrove ($496,800 bonus with $248,400 purchasing RSU’s); T. S. Shaw ($245,000 bonus with $122,500 purchasing RSU’s); J. C. van Roden ($170,800 bonus with $85,400 purchasing RSU’s); B. S. Graham ($144,900 bonus with $28,980 purchasing RSU’s); W. H. Spence ($106,900 bonus with $21,380 purchasing RSU’s). For 2001, the dollar value of the bonus reported has been reduced by the portion of the bonus deferred, as follows: H. E. Cosgrove ($522,600 bonus with $261,300 purchasing RSU’s);

III-2

T. S. Shaw ($284,750 bonus with $142,375 purchasing RSU’s); J. C. van Roden ($181,071 bonus with $90,536 purchasing RSU’s); B. S. Graham ($150,040 bonus with $30,008 purchasing RSU’s); W. H. Spence ($163,680 bonus with $32,736 purchasing RSU’s. In addition, in 2001, Mr. Spence received a $370,000 retention bonus related to the Conectiv/Pepco Merger.

3.
A mandatory 20% of the bonus (reported in this Table as “Variable Compensation”) and any additional portion of the bonus that an executive elects to defer (up to an additional 30%) is deferred for at least three years under the Management Stock Purchase Program (which we refer to as MSPP) and used to purchase RSU’s at a 20% discount. The dollar value of RSU’s deferred under MSPP in 2001 (inclusive of the discounted portion), based on the fair market value at the award date, was as follows: H. E. Cosgrove ($310,500 of which $62,100 is the discount); T. S. Shaw ($245,000 of which $49,000 is the discount); J. C. van Roden ($106,750 of which $21,350 is the discount); B. S. Graham ($36,225 of which $7,245 is the discount); W. H. Spence ($26,725 of which $5,345 is the discount). At the end of 2001, the number and value of the aggregate restricted stock holdings (including RSU’s, Performance Accelerated Restricted Stock (which we refer to as PARS) and special grants) for the individuals identified in the Summary Compensation Table were as follows: for Mr. Cosgrove, 86,536 restricted stock holdings valued at $2,119,267; for Mr. Shaw, 59,132 restricted stock holdings valued at $1,448,143; for Mr. van Roden 20,359 restricted stock holdings valued at $498,592; for Mrs. Graham 23,042 restricted stock holdings valued at $564,299; for Mr. Spence 10,299 restricted stock holdings valued at $252,223.

4.
As of December 31, 2001, Mr. Cosgrove held 55,100 shares of restricted stock (with grants of 8,500 for 1999, 16,600 for 2000 and 20,000 for 2001); Mr. Shaw held 31,100 shares of restricted stock (with grants of 12,000 for 1999, 7,000 for 2000 and 8,100 for 2001); Mr. van Roden held 12,300 shares of restricted stock (3,000 for 1999, 4,700 for 2000 and 4,600 for 2001); Mrs. Graham held 15,300 shares of restricted stock (with grants of 2,500 for 1999, 4,500 for 2000 and 4,300 for 2001); and Mr. Spence held 8,300 shares of restricted stock (with grants of 1,400 for 1999, 1,900 for 2000 and 3,800 for 2001). No new grants of Dividend Equivalent Units (which we refer to as DEU’s) were made to executives in 2001. For the years prior to 2001, Mr. Cosgrove received DEU grants of 28,500 for 1999, 62,000 for 2000; Mr. Shaw received DEU grants of 13,000 for 1999, 25,950 for 2000; Mr. van Roden received DEU grants of 10,000 for 1999, 17,350 for 2000; Mrs. Graham received DEU grants of 7,000 for 1999, 16,550 for 2000; Mr. Spence received DEU grants of 4,000 for 1999, 6,850 for 2000. All DEU’s granted in years prior to 2001 lapsed following the dividend declared in the fourth quarter of 2000, which was payable in January of 2001. Dividends paid on DEU’s for 1999 were as follows: Mr. Cosgrove, $48,263, all of which was deferred into the Conectiv Deferred Compensation Plan; Mr. Shaw, $18,975, all of which was deferred into the Conectiv Deferred Compensation Plan; Mr. van Roden, $8,250, all of which was deferred into the Conectiv Deferred Compensation Plan; and Mrs. Graham, $14,025, all of which was deferred into the Conectiv Deferred Compensation Plan. Dividends paid on DEU’s for 2000 were as follows: Mr. Cosgrove, $92,400, all of which was deferred into the Conectiv Deferred Compensation Plan; Mr. Shaw, $37,367, all of which was deferred into the Conectiv Deferred Compensation Plan; Mr. Van Roden, $20,251, all of which was deferred into the Conectiv Deferred Compensation Plan; Mrs. Graham, $25,883, all of which was deferred into the Conectiv Deferred Compensation Plan; and Mr. Spence, $10,901. Dividends paid on DEU’s for 2001 were as follows: Mr. Cosgrove, $26,510, all of which was deferred into the Conectiv Deferred Compensation Plan; Mr. Shaw, $10,769, all of which was deferred into the Conectiv Deferred Compensation Plan; Mr. Van Roden, $6,017, all of which was deferred into the Conectiv Deferred Compensation Plan; Mrs. Graham, $7,381, all of which was deferred into the Conectiv Deferred Compensation Plan; and Mr. Spence, $3,102. Dividends on shares of restricted stock and DEU’s are accrued at the same rate as that paid to all holders of common stock. Holders of restricted stock are entitled to receive dividends as, if and when declared.

5.
The amount of All Other Compensation for each of the named executive officers for fiscal year 2001 includes the following: Mr. Cosgrove, $3,250 in Conectiv matching contributions to Conectiv’s Savings and Investment Plan, $16,250 in Conectiv matching contributions to the Conectiv Deferred Compensation Plan, $5,110 in term life insurance premiums paid by Conectiv, $17,347 in financial planning services and related taxes, and $64,993 as a result of the conversion from a split dollar life insurance coverage to a term life insurance plan; for Mr. Shaw, $3,187 in Conectiv matching contributions to Conectiv’s Savings and Investment Plan, $9,562 in Conectiv matching contributions to the Conectiv Deferred Compensation Plan, $1,627 in term life insurance premiums paid by Conectiv, $15,769 in financial planning services and related taxes, and $30,790 as a result of the conversion from a split dollar life insurance coverage to term life insurance plan; for Mr. van Roden, $5,100 in Conectiv matching contributions to Conectiv’s Savings and Investment Plan, $2,250 in Conectiv matching contributions to the Conectiv Deferred Compensation Plan, $1,039 in term life insurance premiums paid by Conectiv, and $15,180 in financial planning services and related taxes; for Mrs. Graham, $5,100 in Conectiv matching contributions to Conectiv’s Savings and Investment Plan, $3,150 in Conectiv matching contributions to the Conectiv Deferred Compensation Plan, $1,364 in term life insurance premiums paid by Conectiv, $14,829 in financial planning services and related taxes, and $23,443 as a result of the conversion from a split dollar life insurance coverage to a term life insurance plan; for Mr. Spence, $5,100 in Conectiv matching contributions to Conectiv’s Savings and Investment Plan, $2,100 in Conectiv matching contributions to the Conectiv Deferred Compensation Plan, $400 in term life insurance premiums paid by Conectiv, $14,829 in financial planning services and related taxes, and $20,000 as a result of the conversion from a split dollar life insurance coverage to a term life insurance plan.

III-3

Table 2—Option Grants in Last Fiscal Year (1)

Name	Number of Securities Underlying Options Granted (#)		% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date	Grant Date Present Value (3)
H. E. Cosgrove	169,600	(2)	25%	$19.53125	1/2/11	$581,219
T. S. Shaw	68,800	(2)	10%	$19.53125	1/2/11	$235,778
J. C. van Roden	39,300	(2)	6%	$19.53125	1/2/11	$134,681
B. S. Graham	36,700	(2)	5.5%	$19.53125	1/2/11	$125,771
W. H. Spence	32,000	(2)	5%	$19.53125	1/2/11	$109,664

1.	Currently, Conectiv does not grant stock appreciation rights.
2.
Denotes Nonqualified Stock Options. Unless vesting is accelerated under the terms of Conectiv’s Long-Term Incentive Plan (which we refer to as LTIP), one-half of such Options vest and are exercisable at end of second year from date of grant. Second one-half vest and are exercisable at end of third year from date of grant.

3.
Determined using the Black-Scholes model, incorporating the following material assumptions and adjustments: (a) exercise price of $19.53125, equal to the Fair Market Value as of date of grant, (b) an option term of ten years, (c) risk-free rate of return of 5.00%,(d) volatility of 20.00%, and (e) dividend yield of 4.75%.

Table 3—Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

Name	Shares Acquired On Exercise	Value Realized ($) (1)	Number of Securities Underlying Unexercised Options at FY-End (2) Exercisable/Unexercisable	Value of Unexercised in- the-Money Options at FY-End (1) Exercisable/Unexercisable
H. E. Cosgrove	0	0	94,400/622,100	$129,156/2,324,729
T. S. Shaw	0	0	33,000/283,700	$36,045/1,002,657
J. C. van Roden	0	0	10,000/234,000	$2,400/508,363
B. S. Graham	0	0	27,000/226,800	$34,605/693,004
W. H. Spence	0	0	11,000/64,500	$13,656/385,574

1.
The closing price for Conectiv’s common stock as reported by the New York Stock Exchange on December 31, 2001 was $24.49. Any value in the options is based on the difference between the exercise price of the options and the value at the time of the exercise (e.g., $24.49 as of the close of business on December 31, 2001), which difference is multiplied by the number of exercisable options.

2.
All of the unexercisable options listed on Table 3 are in the money. Unless vesting is accelerated under the terms of Conectiv’s LTIP, none of the unexercised options may be exercised earlier than two years from date of grant for regular, non-performance based options and nine and one half years from date of grant for performance based options (subject to accelerated vesting for favorable stock price performance).

III-4

Table 4—Long-Term Incentive Plans—Awards in Last Fiscal Year

Name	Number of Restricted Shares (#)	Performance Period Until Maturation Or Payout (1)
H. E. Cosgrove	20,000 shares	1/2/08
T. S. Shaw	8,100 shares	1/2/08
J. C. van Roden	4,600 shares	1/2/08
B. S. Graham	4,300 shares	1/2/08
W. H. Spence	3,800 shares	1/2/08

1.
Awards of PARS were made to all of the named executive officers. The payout of shares of PARS may potentially be “performance accelerated.” Restrictions may lapse any time after 3 years (i.e., after January 2, 2004) upon achievement of favorable stock price performance goals. In the absence of such favorable performance, restrictions lapse after 7 years (i.e., January 2, 2008), provided that at least a defined level of average, total return to stockholders is achieved (and subject to vesting upon a change in control as described under “Change in Control Severance Agreements and Other Provisions Relating to Possible Change in Control” below). As of December 31, 2001, Mr. Cosgrove’s 20,000 PARS were valued at $489,800, Mr. Shaw’s 8,100 PARS were valued at $198,369, Mr. van Roden’s 4,600 PARS were valued at $112,654, Mrs. Graham’s 4,300 PARS were valued at $105,307 and Mr. Spence’s 3,800 PARS were valued at $93,062. These values are based on the December 31, 2001 closing stock price of $24.49.

Pension Plan

The Conectiv Retirement Plan includes the Cash Balance Pension Plan and certain “grandfathering” provisions relating to the Delmarva Retirement Plan and the Atlantic Retirement Plan that apply to employees who had either 20 years of service or were age 50 on the effective date of the Cash Balance Pension Plan (January 1, 1999). Certain executives whose benefits from the Conectiv Retirement Plan are limited by the application of federal tax laws also receive benefits from the Supplemental Executive Retirement Plan.

Cash Balance Pension Plan

The named executive officers participate in the Conectiv Retirement Plan and earn benefits that generally become vested after five years of service. Annually, a recordkeeping account in a participant’s name is credited with an amount equal to a percentage of the participant’s total pay, including base pay, overtime and bonuses, depending on the participant’s age at the end of the plan year, as follows:

Age at end of Plan Year	% of Pay
Under 30	5
30 to 34	6
35 to 39	7
40 to 44	8
45 to 49	9
50 and over	10

III-5

These accounts also receive interest credits based on average U.S. Treasury Bill rates for the year. In addition, certain annuity benefits earned by participants under the former Delmarva Retirement Plan and Atlantic Retirement Plan are fully protected as of December 31, 1998, and were converted to an equivalent cash amount and included in each participant’s initial cash balance account. When a participant terminates employment, the amount credited to his or her account is converted into an annuity or paid in a lump sum.

Supplemental Retirement Benefits

Supplemental retirement benefits are provided to certain employees, including each executive officer, whose benefits under the Conectiv Retirement Plan are limited by type of compensation or amount under federal tax laws and regulations.

Estimated Retirement Benefits Payable to Named Executives Officers

The following table shows the estimated retirement benefits, including supplemental retirement benefits under the plans applicable to the named executives, that would be payable if he or she were to retire at normal retirement age (65), expressed in the form of a lump sum payment. Years of service credited to each named executive officer as of his or her normal retirement date are as follows: Mr. Cosgrove—42; Mrs. Graham—30; Mr. Shaw—41, Mr. Van Roden—16, and Mr. Spence—35.

Name	Year of 65th Birthday	Lump Sum Value
H. E. Cosgrove	2008	$9,863,000
B. S. Graham	2013	$2,057,000 (1)
T. S. Shaw	2012	$5,341,000
J. C. van Roden	2014	$1,056,000 (1)
W. H. Spence	2022	$2,340,000 (1)

1.
Amounts include (i) interest credits for cash balances projected to be 5.32% per annum on annual salary credits and prior service balances, if any, and (ii) accrued benefits as of December 31, 2001, under retirement plans then applicable to the named executive officer. Benefits are not subject to any offset for Social Security payments or other offset amounts and assume no future increases in base pay or total pay.

Under the Conectiv Retirement Plan’s grandfathering provisions, employees who participated in the Delmarva Retirement Plan or Atlantic Retirement Plan and who met certain age and service requirements as of December 31, 1998, will have retirement benefits for all years of service up to retirement calculated according to their original benefit formula. This benefit will be compared to the cash balance account and the employee will receive the higher benefit. Estimated benefits are based on the Delmarva Retirement Plan for Messrs. Cosgrove and Shaw and for Mrs. Graham. Estimated benefits are based on the Cash Balance Pension Plan for Messrs. van Roden and Spence (neither of whom was grandfathered into the Delmarva Retirement Plan). The amount of benefit under such grandfathering is illustrated in the following table:

III-6

Delmarva Retirement Plan Pension Plan Table
	Annual Retirement Benefits in Specified Remuneration and Years of Service Classification
Average Annual Earnings for the 5 Consecutive years of Earnings that result in the Highest Average	15 Yrs.		20 Yrs.		25 Yrs.		30 Yrs.		35 Yrs.
$ 100,000	$24,000		$32,000		$40,000		$48,000		$56,000
200,000 (1)	48,000		64,000		80,000		96,000		112,000
300,000 (1)	72,000		96,000		120,000		144,000	(2)	168,000	(2)
400,000 (1)	96,000		128,000		160,000	(2)	192,000	(2)	224,000	(2)
500,000 (1)	120,000		160,000	(2)	200,000	(2)	240,000	(2)	280,000	(2)
600,000 (1)	144,000	(2)	192,000	(2)	240,000	(2)	288,000	(2)	336,000	(2)
700,000 (1)	168,000	(2)	224,000	(2)	280,000	(2)	336,000	(2)	392,000	(2)
800,000 (1)	192,000	(2)	256,000	(2)	320,000	(2)	384,000	(2)	448,000	(2)
900,000 (1)	216,000	(2)	288,000	(2)	360,000	(2)	432,000	(2)	504,000	(2)
1,000,000 (1)	240,000	(2)	320,000	(2)	400,000	(2)	480,000	(2)	560,000	(2)
1,100,000 (1)	264,000	(2)	352,000	(2)	440,000	(2)	528,000	(2)	616,000	(2)
1,200,000 (1)	288,000	(2)	384,000	(2)	480,000	(2)	576,000	(2)	672,000	(2)

(1)	Effective January 1, 2001 annual compensation recognized may not exceed $170,000.
(2)	For 2001, the annual limit on annual benefits is $140,000.

Benefits are payable in the form of a 50% joint and surviving spouse annuity or lump sum. Earnings include base salary, overtime and bonus.

Change in Control Severance Agreements and
Other Provisions Relating to Possible Change in Control

Conectiv has entered into change in control severance agreements with Messrs. Cosgrove, Shaw,  van Roden, Spence, and Mrs. Graham and two other senior executives. The agreements are intended to encourage the continued dedication of Conectiv’s senior management team. The agreements provide benefits for these executives upon actual or constructive termination of employment (other than for cause) following a change in control of Conectiv, as defined in the agreements. Each affected executive would receive a severance payment equal to three times base salary and bonus, medical, dental, vision, group life and disability benefits for three years after termination of employment, and a cash payment equal to the actuarial equivalent of accrued pension credits equal to 36 months of additional service.

In the event of a change in control, the Variable Compensation Plan provides that outstanding options become exercisable in full immediately, all conditions to the vesting of PARS are deemed satisfied and shares will be fully vested and nonforfeitable, variable compensation deferred under the MSPP will be immediately distributed, and payment of variable compensation, if any, for the current year will be decided by the Personnel and Compensation Committee. For the Deferred Compensation Plan, this Committee may decide to distribute all deferrals in cash immediately or continue the deferral elections of participants, in which case Conectiv will fully fund a “springing rabbi trust” to satisfy the obligations. An independent institutional trustee will maintain any trust established by reason of this provision.

III-7

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the number of shares of Conectiv common stock and Conectiv Class A common stock beneficially owned as of December 31, 2001 by:

•	Each person or company that beneficially owns more than 5% of the outstanding shares of Conectiv common stock or Conectiv Class A common stock;

•	Each member of the Conectiv Board;

•	Each executive officer of Conectiv whose compensation is listed in the Summary Compensation Table in Item 11 above; and

•	The directors and executive officers of Conectiv as a group.

	Shares of Common Stock (1)(2)		Shares of Class A Common Stock (1)
Class I—term expiring in 2002
R. Franklin Balotti	11,323		0
Richard B. McGlynn	9,083		522
Cyrus H. Holley	4,373		724
Class II—term expiring in 2003
Robert D. Burris	7,848		0
Sarah I. Gore	8,152		0
George F. MacCormack	4,513		0
Class III—term expiring in 2004
Howard E. Cosgrove	179,882	(3)	0
Audrey K. Doberstein	9,643		0
Bernard J. Morgan	10,138		618
Other Executive Officers: (3)
Thomas S. Shaw, President and Chief Operating Officer	77,852	(3)	0
John C. van Roden, Senior Vice President and Chief Financial Officer	32,098	(3)	0
Barbara S. Graham, Senior Vice President	46,518	(3)	0
William H. Spence, Senior Vice President	16,953	(3)	0

(1)	Each of the individuals listed beneficially owned less than 1% of Conectiv’s outstanding common stock (including Conectiv common stock and Conectiv Class A common stock).
(2)
Includes shares owned beneficially by Mr. Cosgrove and other executive officers of Conectiv pursuant to the Conectiv Savings and Investment Plan (including Payroll-Based Employee Stock Ownership Plan and Employee Stock Ownership Plan), Deferred Compensation Plan and Incentive Compensation Plan.

(3)
Includes 55,100 shares for Mr. Cosgrove, 23,100 shares for Mr. Shaw, 12,300 shares for Mr. van Roden, 15,300 shares for Mrs. Graham and 8,300 shares for Mr. Spence of Performance Accelerated Restricted Stock (PARS). Unless the restrictions lapse under the terms of Conectiv’s Long-Term Incentive Plan (LTIP), the number of shares actually earned will depend on meeting pre-determined financial performance measures related to stockholder value at the end of the seven-year restriction period.

As of December 31, 2001, all current directors and executive officers as a group (13 persons) owned beneficially 418,376 shares of Conectiv common stock, representing 0.5% of the shares of Conectiv common stock outstanding, and 1,864 shares of Conectiv Class A common stock, representing 0.03% of the shares of Conectiv Class A common stock outstanding. Conectiv is not aware of any person or company that beneficially owns more than 5% of the outstanding shares of Conectiv common stock or Conectiv Class A common stock.

III-8

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

III-9

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed As Part Of This Report

1.    Financial Statements

The following financial statements are contained in Item 8 of Part II.

Page No.
Report of Independent Accountants	II-33
Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999	II-34, 35
Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000, and 1999	II-36
Consolidated Balance Sheets as of December 31, 2001 and 2000	II-37, 38
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999	II-39
Consolidated Statements of Changes in Common Stockholders’ Equity for the years ended December 31, 2001, 2000, and 1999	II-40
Notes to Consolidated Financial Statements	II-41

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

Schedule 1
Condensed Financial Information of Registrant

Condensed financial statements of Conectiv, the parent company, are presented below. Conectiv accounts for its subsidiaries on the equity method of accounting.

Conectiv’s $250 million balance of long-term debt matures as follows: $100 million in 2002; $50 million in 2003; $50 million in 2004; $30 million in 2005; and $20 million in 2006. For additional information, see Note 20 to the Consolidated Financial Statements included in Item 8 of Part II.

For information concerning Conectiv’s common stock and Class A common stock, see Notes 16 and 17, respectively, to the Consolidated Financial Statements included in Item 8 of Part II.

Cash dividends received by Conectiv from consolidated subsidiaries were $197.1 million in 2001, $122.5 million in 2000, and $178.6 million in 1999.

Under existing SEC financing orders, Conectiv is authorized to enter into guarantees to third parties or otherwise provide credit support with respect to obligations of its subsidiaries for up to $1.5 billion. As of December 31, 2001, Conectiv had guaranteed $171.6 million of the energy trading obligations of its subsidiaries, which are due in one year. Conectiv’s other guarantees include $31 million for a Conectiv subsidiary’s variable rate demand bonds ($12.5 million due in 2009 and $18.5 million due in 2031), $14.7 million for the debt of an unconsolidated equity method investee (due in 2019), $26 million of construction payments due in 2002, and $9.5 million of other items.

CONECTIV

STATEMENTS OF INCOME

	Year Ended December 31,
	2001	2000	1999
	(Dollars in Thousands)
Operating Expenses	$17,664	$13,465	$2,003

Operating Income	(17,664)	(13,465)	(2,003)

Other Income
Equity in earnings of consolidated subsidiaries excluding discontinued telecommunication operation and extraordinary item	415,868	237,095	159,124
Other income	(341)	2,839	513

	415,527	239,934	159,637

Interest Expense	41,294	40,349	22,557

Income From Continuing Operations Before Income Taxes	356,569	186,120	135,077

Income Tax Benefit	(20,953)	(17,695)	(8,416)

Income From Continuing Operations	377,522	203,815	143,493

Equity In Discontinued Telecommunication Operations
Loss From Operations, Net Of Income Taxes	(7,696)	(32,985)	(29,915)
Loss From Disposal, Net Of Income Taxes	(118,788)	—	—

Income Before Extraordinary Item	251,038	170,830	113,578
Equity In Extraordinary Item of Consolidated Subsidiaries	(2,790)	—	(311,718)

Net Income (Loss)	$248,248	$170,830	$(198,140)

As discussed on IV-1, the above amounts are for Conectiv, the parent company; not Conectiv on a consolidated basis.

CONECTIV

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
	(Dollars in Thousands)
Cash Flows From Operating Activities
Net income (loss)	$248,248	$170,830	$(198,140)
Adjustments to reconcile net income to net cash provided by operating activities
Equity in loss (earnings) of subsidiaries	(286,594)	(204,110)	182,509
Net change in:
Accounts receivable	410	739	9,742
Taxes accrued	(6,582)	(22,604)	(4,476)
Other current assets and liabilities	(1,605)	28	(2,992)
Dividends received from subsidiaries	197,078	122,478	178,561
Other, net	7,250	13,807	2,380

Net cash provided by operating activities	158,205	81,168	167,584

Cash Flows From Investing Activities
Decrease (increase) in notes receivable from subsidiaries	(72,221)	(116,268)	16,452
Capital contributions to subsidiaries	(54,264)	(64,283)	(39,018)
Return of invested capital from subsidiaries	42,098	48,570	—
Other, net	—	(173)	143

Net cash used by investing activities	(84,387)	(132,154)	(22,423)

Cash Flows From Financing Activities
Common dividends paid	(86,962)	(92,009)	(135,134)
Common stock issued	—	187	68
Common stock redeemed	—	(54,651)	(390,397)
Long-term debt issued	—	—	250,000
Net change in short-term debt	389,466	59,315	210,685
Costs of issuances and redemptions	(2,849)	(1,373)	(4,114)

Net cash provided (used) by financing activities	299,655	(88,531)	(68,892)

Net change in cash and cash equivalents	373,473	(139,517)	76,269
Beginning of year cash and cash equivalents	899	140,416	64,147

End of year cash and cash equivalents	$374,372	$899	$140,416

As discussed on IV-1, the above amounts are for Conectiv, the parent company; not Conectiv on a consolidated basis.

CONECTIV

BALANCE SHEETS
	As of December 31,
	2001	2000
	(Dollars in Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$374,372	$899
Dividends receivable from subsidiaries	19,631	22,788
Accounts receivable	1,208	1,618
Accounts receivable from associated companies	293	—
Taxes receivable	20,955	14,373
Other	—	19

	416,459	39,697

Investments
Investment in subsidiary companies	2,013,788	1,736,901
Notes receivable from subsidiary companies	100,588	267,446
Other investments	1,703	1,619

	2,116,079	2,005,966

Unamortized debt expense	1,604	1,149

Total Assets	$2,534,142	$2,046,812

CAPITALIZATION AND LIABILITIES
Current Liabilities
Short-term debt	$994,869	$605,030
Long-term debt due within one year	100,000	—
Dividends payable	20,284	25,565
Interest accrued	2,566	2,306
Other	492	2,086

	1,118,211	634,987

Deferred income taxes	1,830	1,556

Capitalization
Common stock: $0.01 per share par value; 150,000,000 shares authorized; shares outstanding—82,957,613 in 2001, and 82,859,779 in 2000	830	830
Class A common stock: $0.01 par value; 10,000,000 shares authorized; shares outstanding—5,742,315 in 2001 and 2000	57	57
Additional paid-in-capital—common stock	1,027,790	1,028,780
Additional paid-in-capital—Class A common stock	93,738	93,738
Retained earnings	209,336	42,768
Treasury shares, at cost: (130,604 shares in 2000)	—	(2,688)
Unearned compensation	(1,719)	(1,172)
Accumulated other comprehensive income	(65,931)	(2,044)

Total common stockholders' equity	1,264,101	1,160,269
Long-term debt	150,000	250,000

	1,414,101	1,410,269

Total Capitalization and Liabilities	$2,534,142	$2,046,812

As discussed on IV-1, the above amounts are for Conectiv, the parent company; not Conectiv on a consolidated basis.

Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2001, 2000, and 1999

(Dollars in thousands)

		Additions
Description	Balance at beginning of period	Charged to cost and expenses	Charged to other accounts	Deductions		Balance at end of period
2001
Allowance for doubtful accounts	$31,339	$30,883	$—	$30,060	(a)	$32,162
2000
Allowance for doubtful accounts	11,564	30,508	—	10,733	(a)	31,339
1999
Allowance for doubtful accounts	4,743	23,917	1,000	18,096	(a)	11,564

(a)	Accounts receivable written off.

3.    EXHIBITS

Exhibit Number

2-A	Amended and Restated Agreement and Plan of Merger, dated as of December 26, 1996, between DPL, Atlantic Energy, Inc., Conectiv and DS Sub, Inc. (filed with Registration Statement No. 333-18843)

2-B	Agreement and Plan of Merger, dated as of February 9, 2001, between Potomac Electric Power Company, New RC, Inc. and Conectiv (filed with Conectiv’s Current Report on Form 8-K dated February 13, 2001)

3-A	Restated Certificate of Incorporation of Conectiv, filed with Delaware Secretary of State, effective as of March 2, 1998 (filed with Conectiv’s Current Report on Form 8-K dated March 6, 1998)

3-B
Certificate of Merger of Atlantic Energy, Inc. with and into Conectiv, Inc., filed with the Delaware Secretary of State, effective as of March 1, 1998 (filed with Conectiv’s Current Report on Form 8-K dated March 6, 1998)

3-C
Certificate of Merger of Atlantic Energy, Inc. with and into Conectiv, Inc. filed with the New Jersey Secretary of State, effective as of March 1, 1998 (filed with Conectiv’s Current Report on Form 8-K dated March 6, 1998)

3-D
Certificate to change name from Conectiv, Inc. to Conectiv filed with the Delaware Secretary of State pursuant to Section 102(a) of the Delaware General Corporation Law (filed with Conectiv’s Current Report on Form 8-K dated March 6, 1998)

3-E
Certificate of Merger of DS Sub, Inc., a Delaware Corporation with and into Delmarva Power & Light Company, filed with the Delaware Secretary of State, effective as of March 1, 1998 (filed with Conectiv’s Current Report on Form 8-K dated March 6, 1998)

3-F
Certificate of Merger of DS Sub, Inc., a Delaware Corporation with and into Delmarva Power & Light Company, effective as of March 1, 1998, filed with the Virginia State Corporation Commission, effective as of March 1, 1998 (filed with Conectiv’s Current Report on Form 8-K dated March 6, 1998)

3-G	Conectiv’s By-Laws as amended October 26, 1999 (filed with Conectiv’s 2000 Annual Report on Form 10-K)

10-A	Conectiv Incentive Compensation Plan (filed with Conectiv, Inc. Registration Statement No. 333-18843)

10-B	Conectiv Deferred Compensation Plan, effective January 1, 1999 (filed with Conectiv’s 1999 Annual Report on Form 10-K)

10-C	Conectiv Change-in-Control Severance Plan For Certain Executive Officers (filed with Conectiv’s 2000 Annual Report on Form 10-K)

10-D	Conectiv Change-in-Control Severance Plan For Certain Select Employees (filed with Conectiv’s 2000 Annual Report on Form 10-K)

10-E	Form of Change-in-Control Severance Agreement between Conectiv and certain executives (filed with Conectiv’s 2000 Annual Report on Form 10-K)

10-F
Purchase and Sale Agreement By and Between Delmarva Power & Light Company and NRG Energy Inc. (wholly owned electric generating plants), (incorporated by reference from Exhibit 10-A to the 2000 Annual Report on Form 10-K for Delmarva Power & Light Company)

10-G
Purchase and Sale Agreement By and Between Delmarva Power & Light Company and NRG Energy Inc. (jointly owned electric generating plants), (incorporated by reference from Exhibit 10-B to the 2000 Annual Report on Form 10-K for Delmarva Power & Light Company)

Exhibit Number

10-H
Purchase and Sale Agreement By and Between Atlantic City Electric Company and NRG Energy Inc. (wholly owned electric generating plants), (incorporated by reference from Exhibit 10-B to the 2000 Annual Report on Form 10-K for Atlantic City Electric Company)

10-I
Purchase and Sale Agreement By and Between Atlantic City Electric Company and NRG Energy Inc. (jointly owned electric generating plants), (incorporated by reference from Exhibit 10-C to the 2000 Annual Report on Form 10-K for Atlantic City Electric Company)

10-J
Second Amendment to the Purchase and Sale Agreement by and between Atlantic City Electric Company and NRG Energy, Inc., dated as of October 31, 2001 (wholly owned electric generating plants) (Filed with Conectiv’s report on Form 10-Q for the quarterly period ended September 30, 2001 as Exhibit 10-C)

10-K
Second Amendment to the Purchase and Sale Agreement by and between Atlantic City Electric Company and NRG Energy, Inc., dated as of October 31, 2001 (jointly owned electric generating plants) (Filed with Conectiv’s report on Form 10-Q for the quarterly period ended September 30, 2001 as Exhibit 10-D)

12	Ratio of earnings to fixed charges (filed herewith)

21	Subsidiaries of the registrant (filed herewith)

23	Consent of Independent Public Accountants (filed herewith)

99	2001 Conectiv Pro Forma Financial Statements—Generation Asset Sale (filed herewith)

(b)  Reports on Form 8-K

The following Reports on Form 8-K were filed in the fourth quarter of 2001.

On October 22, 2001, Conectiv filed a Current Report on Form 8-K dated October 18, 2001 reporting on Item 5. Other Events, and Item 7. Financial Statements and Exhibits.

On October 29, 2001, Conectiv filed a Current Report on Form 8-K dated October 26, 2001 reporting on Item 5. Other Events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2002.

CONECTIV (Registrant)

By	/s/ JOHN C. VAN RODEN
John C. van Roden Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 19, 2002.

Signature	Title

/s/ HOWARD E. COSGROVE	Chairman of the Board and Chief Executive Officer
(Howard E. Cosgrove)

/s/ JOHN C. VAN RODEN	Senior Vice President and Chief Financial Officer
(John C. van Roden)

/s/ JAMES P. LAVIN	Controller and Chief Accounting Officer
(James P. Lavin)

/s/ R. FRANKLIN BALOTTI	Director
(R. Franklin Balotti)

/s/ ROBERT D. BURRIS	Director
(Robert D. Burris)

/s/ AUDREY K. DOBERSTEIN	Director
(Audrey K. Doberstein)

/s/ SARAH I. GORE	Director
(Sarah I. Gore)

/s/ CYRUS H. HOLLEY	Director
(Cyrus H. Holley)

/s/ RICHARD B. MCGLYNN	Director
(Richard B. McGlynn)