Form 10-Q
period 2002-03-31
CONECTIV
filed 2002-05-15
CIK 1029590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-13895

CONECTIV
(Exact name of registrant as specified in its charter)

Delaware	51-0377417
(State of incorporation)	(I.R.S. Employer Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware	19899
(Address of principal executive offices)	(Zip Code)

302-429-3018
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2002
Common Stock, $0.01 par value	83,010,813
Class A Common Stock, $0.01 par value	5,742,315

CONECTIV

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CONECTIV
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
OPERATING REVENUES
Electric	$727,984	$762,112
Gains on sales of electric generating plants	15,817	—
Gas	211,437	638,085
Other services	96,536	135,956

	1,051,774	1,536,153

OPERATING EXPENSES
Electric fuel and purchased energy and capacity	537,780	491,104
Gas purchased	185,032	624,012
Other services’ cost of sales	85,934	113,664
Operation and maintenance	115,615	100,105
Depreciation and amortization	48,854	60,343
Taxes other than income taxes	15,608	19,883
Deferred electric service costs	(16,198)	(4,767)

	972,625	1,404,344

OPERATING INCOME	79,149	131,809

OTHER INCOME	723	2,752

INTEREST EXPENSE
Interest charges	37,620	53,032
Capitalized interest and allowance for borrowed funds used during construction	(4,307)	(4,931)

	33,313	48,101

PREFERRED STOCK DIVIDEND REQUIREMENTS OF SUBSIDIARIES	4,044	5,159

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	42,515	81,301
INCOME TAXES	18,469	35,486

INCOME FROM CONTINUING OPERATIONS	24,046	45,815
LOSS FROM DISCONTINUED TELECOMMUNICATION OPERATIONS	—	(5,011)

NET INCOME	$24,046	$40,804

Earnings (Loss) Applicable To:
Common stock, continuing operations	$25,856	$44,923
Common stock, discontinued telecommunication operations	—	(5,011)
Class A common stock	(1,810)	892

	$24,046	$40,804

Average shares outstanding (000)
Common stock	82,704	82,704
Class A common stock	5,742	5,742
Earnings (loss) per average share—basic and diluted
Common stock, continuing operations	$0.31	$0.54
Common stock, discontinued telecommunication operations	—	$(0.06)
Class A common stock	$(0.32)	$0.16
Dividends declared per share
Common stock	$0.22	$0.22
Class A common stock	$0.50	$0.80

See accompanying Notes to Consolidated Financial Statements.

CONECTIV

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Net income	$24,046	$40,804

Other comprehensive income / (loss), net of taxes
Energy commodity derivative instruments designated as cash flow hedges
Unrealized gain / (loss) from cash flow hedges net of reclassification adjustments and net of taxes of $29,855 and $10,710 for the three months ended March 31, 2002 and 2001, respectively	43,212	(15,502)
Cumulative effect of a change in accounting resulting from adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” net of taxes of $2,380	—	3,445
Unrealized loss on marketable securities net of reclassification adjustments and net of taxes of $665 and $44 for the three months ended March 31, 2002 and 2001, respectively	(1,235)	(82)

Other comprehensive income / (loss), net of income taxes	41,977	(12,139)

Comprehensive income	$66,023	$28,665

See accompanying Notes to Consolidated Financial Statements.

CONECTIV

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$43,562	$52,871
Accounts receivable, net of allowances of $33,170 and $32,162, respectively	648,170	636,404
Inventories, at average cost
Fuel (coal, oil and gas)	60,861	81,448
Materials and supplies	41,774	44,604
Deferred energy supply costs	2,102	25,525
Prepayments	74,507	80,188

	870,976	921,040

Investments
Investment in leveraged leases	45,194	45,314
Funds held by trustee	11,108	12,136
Other investments	56,277	60,845

	112,579	118,295

Property, Plant and Equipment
Electric generation	1,080,735	1,067,464
Electric transmission and distribution	2,832,846	2,792,615
Gas transmission and distribution	294,630	291,052
Other electric and gas facilities	357,163	363,373
Other property, plant, and equipment	181,829	181,838

	4,747,203	4,696,342
Less: Accumulated depreciation	1,819,599	1,784,170

Net plant in service	2,927,604	2,912,172
Construction work-in-progress	676,232	584,440
Goodwill, net of accumulated amortization of $42,817 and $42,817, respectively	313,124	313,124

	3,916,960	3,809,736

Deferred Charges and Other Assets
Regulatory assets:
Recoverable stranded costs, net	938,526	944,529
Other non-current regulatory assets	309,155	294,114
Prepaid pension costs	93,141	91,891
Unamortized debt expense	26,324	25,513
License fees	20,237	20,581
Other	35,991	34,664

	1,423,374	1,411,292

Total Assets	$6,323,889	$6,260,363

See accompanying Notes to Consolidated Financial Statements.

CONECTIV

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31, 2002	December 31, 2001
CAPITALIZATION AND LIABILITIES

Current Liabilities
Short-term debt	$1,053,914	$1,039,820
Long-term debt due within one year	410,196	397,963
Variable rate demand bonds	158,430	158,430
Accounts payable	348,506	351,382
Derivative instruments	61,086	87,876
Other current liabilities	246,531	201,190

	2,278,663	2,236,661

Deferred Credits and Other Liabilities
Other postretirement benefits obligation	92,999	89,836
Deferred income taxes, net	876,391	843,039
Deferred investment tax credits	48,728	49,542
Regulatory liability for New Jersey income tax benefit	49,262	49,262

Above-market purchased energy contracts and other electric restructuring liabilities	80,170	85,326
Derivative instruments	21,734	28,852
Other	36,414	43,736

	1,205,698	1,189,593

Capitalization
Common stock: $0.01 per share par value; 150,000,000 shares authorized; shares outstanding—83,010,813 in 2002, and 82,957,613 in 2001	830	830
Class A common stock, $0.01 per share par value; 10,000,000 shares authorized; shares outstanding—5,742,315 in 2002 and 2001	57	57
Additional paid-in capital—common stock	1,029,085	1,027,790
Additional paid-in capital—Class A common stock	93,738	93,738
Retained earnings	212,316	209,336
Unearned compensation	(2,651)	(1,719)
Accumulated other comprehensive income	(23,954)	(65,931)

Total common stockholders’ equity	1,309,421	1,264,101
Preferred stock and securities of subsidiaries:
Not subject to mandatory redemption	35,813	35,813
Subject to mandatory redemption	12,450	12,450
Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures	165,000	165,000
Long-term debt	1,316,138	1,356,003
Long-term capital lease obligation	706	742

	2,839,528	2,834,109

Commitments and Contingencies (Note 10)

Total Capitalization and Liabilities	$6,323,889	$6,260,363

See accompanying Notes to Consolidated Financial Statements.

CONECTIV

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,046	$40,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,891	65,640
Deferred income taxes, net	3,567	(3,533)
Gains on sales of electric generating plants	(15,817)	—
Net change in:
Accounts receivable	(37,297)	(194,925)
Inventories	23,417	(2,341)
Accounts payable	82,125	140,678
Accrued / prepaid taxes	54,560	68,710
Other current assets & liabilities (1)	(8,848)	(54,557)
Other, net	4,868	(15,354)

Net cash provided by operating activities	179,512	45,122

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(151,104)	(122,642)
Investments in partnerships	(1,970)	(2,820)
Proceeds from assets sold	759	1,060
Deposits to nuclear decommissioning trust funds	—	(825)
Other, net	213	(1,784)

Net cash used by investing activities	(152,102)	(127,011)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock dividends paid	(19,659)	(22,778)
Long-term debt redeemed	(27,717)	(294)
Principal portion of capital lease payments	(36)	(3,240)
Net change in short-term debt	14,094	28,992
Cost of issuances and refinancings	(3,401)	(85)

Net cash provided (used) by financing activities	(36,719)	2,595

Net change in cash and cash equivalents	(9,309)	(79,294)
Cash and cash equivalents at beginning of period	52,871	123,562

Cash and cash equivalents at end of period	$43,562	$44,268

(1)	Other than debt and deferred income taxes classified as current.

See accompanying Notes to Consolidated Financial Statements.

CONECTIV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Financial Statement Presentation

Conectiv’s consolidated condensed interim financial statements contained herein include the accounts of Conectiv and its majority-owned subsidiaries and reflect all adjustments, consisting of only normal recurring adjustments, necessary in the opinion of management for a fair presentation of interim results. In accordance with regulations of the Securities and Exchange Commission (SEC), disclosures that would substantially duplicate the disclosures in Conectiv’s 2001 Annual Report on Form 10-K have been omitted. Accordingly, Conectiv’s consolidated condensed interim financial statements contained herein should be read in conjunction with Conectiv’s 2001 Annual Report on Form 10-K.

As discussed in Notes 1, 5, and 27 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K, due to the sale of substantially all of the assets of the Telecommunication business segment on November 14, 2001, the first quarter 2001 operating results for the Telecommunication business segment ($5.0 million after-tax loss or $0.06 per share of common stock) are classified as discontinued operations within the Consolidated Statements of Income. As discussed in Notes 1 and 27 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K, under-recoveries of costs related to Basic Generation Service for the first quarter of 2001 have been reclassified within the Consolidated Statements of Income from electric operating revenues to operating expenses, as a separate line item captioned “Deferred electric service costs.” Certain other reclassifications of prior period data have been made to conform with the current presentation.

On April 30, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt (an amendment of APB Opinion No. 30).” SFAS No. 4 had required that material gains and losses on extinguishment of debt be classified as an extraordinary item. Under SFAS No. 145, SFAS No. 4 is rescinded effective for fiscal years beginning after May 15, 2002. Due to the rescission of SFAS No. 4, it is less likely that a gain or loss on extinguishment of debt would be classified as an extraordinary item in Conectiv’s Consolidated Statement of Income. Among other things, SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.

Effective January 1, 2002, Conectiv implemented SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under SFAS No. 142, goodwill that has not been included in the rates of a regulated utility subject to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” is no longer amortized. The portion of goodwill included in regulated utility rates ($16.8 million as of March 31, 2002 and $17.5 million as of December 31, 2001) has been reclassified from goodwill to “other non-current regulatory assets” and continues to be amortized as a regulatory asset. Conectiv’s goodwill balance of $313.1 million as of March 31, 2002 and December 31, 2001 is associated with the Power Delivery business segment, as defined in Note 11 to the Consolidated Financial Statements included herein. Based on the requirements of SFAS No. 142, Conectiv is conducting a test for the impairment of goodwill as of January 1, 2001, by comparing the fair value of the Power Delivery business segment to its book value carrying amount. If the fair value exceeds the book value carrying amount, then no impairment exists under SFAS No. 142, which requires the test be completed by June 30, 2002.

CONECTIV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles reported net income and earnings from continuing operations per common share for the three months ended March 31, 2002 and 2001 to amounts adjusted to exclude the amortization of goodwill, after income taxes.

	Three Months Ended March 31,
	2002	2001
	(Dollars in Thousands, Except Per Share Amounts)
Reported net income	$24,046	$40,804
Add back: Goodwill amortization	—	2,058

Adjusted net income	$24,046	$42,862

Reported basic and diluted earnings per share of common stock from continuing operations	$0.31	$0.54
Add back: Goodwill amortization	—	.02

Adjusted earnings per share	$0.31	$0.56

Note 2.    Supplemental Cash Flow Information

	Three Months Ended March 31,
	2002	2001
	(Dollars in Thousands)
Cash paid (received) for:
Interest, net of amounts capitalized	$30,778	$45,357
Income taxes, net of refunds	$(27,860)	$(17,525)

Note 3.    Income Taxes

The amounts computed by multiplying “Income from continuing operations before income taxes” by the federal statutory rate is reconciled in the table below to income tax expense on continuing operations.

	Three Months Ended March 31,
	2002		2001
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Statutory federal income tax expense	$14,880	35%	$28,455	35%
State income taxes, net of federal benefit	3,211	8	5,809	7
Depreciation	1,000	2	1,474	2
Amortization of investment tax credits	(814)	(2)	(1,272)	(2)
Other, net	192	—	1,020	2

Income tax expense on continuing operations	$18,469	43%	$35,486	44%

CONECTIV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Agreement for the Acquisition of Conectiv

The information below updates the information included in Note 4 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K concerning the Agreement and Plan of Merger under which Potomac Electric Power Company (Pepco) will acquire Conectiv, and Conectiv and Pepco will become wholly-owned subsidiaries of Pepco Holdings Inc. (the Conectiv/Pepco Merger).

The Maryland Public Service Commission (MPSC) and the Delaware Public Service Commission (DPSC) issued orders on April 11 and 16, 2002, respectively, approving the Conectiv/Pepco Merger. The MPSC and DPSC orders also approved conditions provided for in settlement agreements, which are discussed under “Maryland” and “Delaware” in Note 10 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K. On April 15, 2002, Atlantic City Electric Company (ACE), Pepco, the Staff of the New Jersey Board of Public Utilities (NJBPU), the New Jersey Division of the Ratepayer Advocate, and certain other parties entered into a settlement agreement concerning the Conectiv/Pepco Merger. Among other things, the New Jersey settlement agreement provides for ACE to forgo recovery through customer rates of $30.5 million of “deferred electric service costs,” ACE to contribute $1.0 million to a fund supporting southern New Jersey schools, and certain customer service guarantees. The New Jersey settlement agreement is subject to NJBPU approval and contingent upon the closing of the Conectiv/Pepco Merger. On May 2, 2002, the District of Columbia approved the Conectiv/Pepco Merger. Management currently expects the Conectiv/Pepco Merger to close during the second or third quarter of 2002, pending receipt of regulatory approvals from the NJBPU and the SEC.

Note 5.    Investments

As discussed in Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K, an indirect Conectiv subsidiary holds a limited partner interest in EnerTech Capital Partners, L.P. and EnerTech Capital Partners II, L.P. (the EnerTech funds). The EnerTech funds are venture capital funds that invest in energy-related technology and service companies related to energy, utility, and communication industries. Conectiv’s other investments include other venture capital funds and marketable equity securities.

For the three months ended March 31, 2002, investments primarily associated with the EnerTech funds resulted in a loss of $2.1 million after-taxes ($0.03 per share of common stock). Conectiv’s investment income was not significant for the three months ended March 31, 2001.

The unrealized net holding loss on marketable securities included in accumulated other comprehensive income was $2.0 million after income taxes as of March 31, 2002 and $0.8 million after income taxes as of December 31, 2001.

Note 6.    Sales Of Electric Generating Plants

Adjustment to the 2001 Gains on Sales of Electric Generating Plants

As disclosed in Note 13 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K, Delmarva Power & Light Company (DPL) and another Conectiv subsidiary realized a gain during the second quarter of 2001 on the sale of ownership interests in fossil fuel-fired electric generating plants (1,080.8 megawatts (MW) of capacity), including the Indian River plant. The gain in the second quarter of 2001 was recorded net of estimated selling expenses, including anticipated environmental clean-up costs for the Indian River electric generating plant. In the

CONECTIV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

first quarter of 2002, DPL reached an agreement with an insurer to settle DPL’s insurance claim for environmental clean-up costs associated with the Indian River electric generating plant. Due to DPL’s insurance claim settlement and revised estimates of certain selling expenses, the estimated 2001 gain on the sale of the plants was increased by $15.8 million before income taxes ($9.4 million after income taxes or $0.11 per share of common stock) in the first quarter of 2002 and is included in operating revenues.

Termination of Agreements for Sale of Electric Generating Plants

As disclosed in Note 13 to Conectiv’s Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K, the agreements between ACE and NRG Energy, Inc. (NRG) for the sale of ACE’s fossil fuel-fired electric generating plants (740 MW of capacity), including the Deepwater Station and B.L. England Station, and ACE’s interests in Conemaugh and Keystone Stations, were subject to termination by either party after February 28, 2002. NRG delivered notice to Conectiv on April 1, 2002 terminating these agreements. Management has considered various alternatives for these electric generating assets and decided to conduct another auction of these assets. Management cannot predict the results of the auction or any related impacts upon recoverable stranded costs.

As discussed in Note 10 to Conectiv’s Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K, the BGS auction awarded about 1,900 MW, or 80% of ACE’s Basic Generation Service (BGS) load to four suppliers for the period from August 1, 2002 to July 31, 2003. If ACE retains the plants discussed above during the period from August 1, 2002 to July 31, 2003, then ACE expects to sell, in the wholesale market, the portion of its electricity supply which exceeds the load requirement of the BGS customers.

Note 7.    Accumulated Other Comprehensive Income
(Dollars in Thousands)

The March 31, 2002 balance for accumulated other comprehensive income of $(23,954) included $(2,016) for unrealized losses on marketable securities and $(21,938) for unrealized losses from energy commodity derivative instruments designated as cash flow hedges. The December 31, 2001 balance for accumulated other comprehensive income of $(65,931) included $(781) for unrealized losses on marketable securities and $(65,150) for unrealized losses from energy commodity derivative instruments designated as cash flow hedges.

The following table summarizes the after-tax activity for the three months ended March 31, 2002 for the portion of accumulated other comprehensive income arising from transactions related to energy commodity derivative instruments designated as cash flow hedges.

Accumulated other comprehensive income as of December 31, 2001 for energy commodity derivative instruments	$(65,150)
Net unrealized hedging gains	15,404
Reclassification to earnings because the forecasted energy commodity transactions were no longer expected to occur within the forecast period	—
Reclassification to earnings because the forecasted energy commodity transaction occurred	27,808

Accumulated other comprehensive income as of March 31, 2002 for energy commodity derivative instruments	$(21,938)

CONECTIV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Conectiv Class A Common Stock

For general information about Class A common stock, and information about dividend payments, conversion and redemption provisions, and allocation of consideration in a subsequent merger, refer to Note 17 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K.

During the period the Conectiv/Pepco Merger Agreement is in effect, dividends on Class A common stock may be paid at an annual rate up to 90% of the earnings applicable to Class A common stock. Conectiv’s Board of Directors declared a dividend of $0.50 per share of Class A common stock for the three months ended March 31, 2002. The dividend included a one-time payment of $0.25 per share of Class A common stock and resulted in dividends more closely approximating 90% of the earnings applicable to Class A common stock for the period from April 1, 2001 to March 31, 2002. Future dividends on Class A common stock are expected to continue to be dependent on the level of earnings applicable to Class A common stock.

Computation of Earnings (Loss) Applicable to Conectiv Class A Common Stock

	Three Months Ended March 31,
	2002	2001
	(Dollars in Thousands)
Net earnings of ACE	$4,748	$8,743
Exclude non-utility activities of ACE	(20)	(25)
Net earnings of Conectiv Atlantic Generation, LLC (CAG)	(1,359)	4,550

Net income of Atlantic Utility Group	3,369	13,268
Pro-rata portion of fixed notional charge of $40 million per year	(10,000)	(10,000)

Company Net Income (Loss) Attributable to the Atlantic Utility Group	(6,631)	3,268
Outstanding Atlantic Utility Fraction	27.3%	27.3%

Earnings (Loss) applicable to Class A Common Stock	$(1,810)	$892

Summarized Combined Income Statement Information of ACE and CAG

	Three Months Ended March 31,
	2002	2001
	(Dollars in Thousands)
Operating revenues	$222,531	$241,836
Operating income	$19,476	$39,857
Net income	$3,698	$13,826
Earnings applicable to common stock	$3,389	$13,293

CONECTIV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized Combined Balance Sheet Information of ACE and CAG

	March 31, 2002	December 31, 2001
	(Dollars In Thousands)
Current assets	$249,253	$278,855
Noncurrent assets	2,288,493	2,264,179

Total assets	$2,537,746	$2,543,034

Current liabilities	$441,993	410,011
Noncurrent liabilities	1,268,469	1,298,616
Preferred securities and stock	113,681	113,681
Common stockholder’s equity	713,603	720,726

Total capitalization and liabilities	$2,537,746	$2,543,034

Note 9.    Debt

On February 1, 2002, DPL redeemed $27.5 million of First Mortgage Bonds, due February 1, 2022.

As of March 31, 2002, Conectiv had a $1,053.9 million short-term debt balance (2.7% average interest rate) which included $500.0 million of short-term notes held by financial institutions and $553.9 million of commercial paper. As of December 31, 2001, Conectiv’s short-term debt balance of $1,039.8 million had an average interest rate of 2.9%.

The termination date of Conectiv’s $735 million credit agreement has been extended from April 5, 2002 to September 30, 2002. If and when the Conectiv/Pepco Merger closes, Conectiv’s credit lines are expected to be replaced by credit lines of Pepco Holdings, Inc.

As a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), Conectiv is required to obtain SEC authorization for certain financing transactions. On March 22, 2002, Conectiv received SEC authorization to issue up to $750 million of long-term debt for the purpose of refinancing short-term debt. Also, on April 22, 2002, Conectiv, Conectiv Energy Holding Company (CEH) and CEH’s subsidiaries received SEC authorization to issue in aggregate up to $800 million of long-term and short-term debt for the purpose of financing existing and prospective generation assets. Authorization was also granted to engage in hedging transactions related to the issuance of such debt. Further, authorization was granted for the issuance of up to an aggregate of $1 billion of guarantees by Conectiv, CEH and CEH’s subsidiaries with regard to such financing activities. In addition, Conectiv was authorized to refund up to $150 million of its existing long-term debt.

CONECTIV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.     Contingencies

Environmental Matters

Hazardous Substances

Conectiv’s subsidiaries are subject to regulation with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to current and past disposal practices. Conectiv’s liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean up-related issues (including whether a Conectiv subsidiary or a corporate predecessor is responsible for conditions on a particular parcel). Conectiv’s current liabilities include $17.5 million as of March 31, 2002 ($17.7 million as of December 31, 2001) for potential clean-up and other costs related to sites at which a Conectiv subsidiary is a potentially responsible party or alleged to be a third party contributor. The accrued liability as of March 31, 2002 includes $10.8 million for remediation and other costs associated with environmental contamination that resulted from an oil release at the Indian River power plant (which was sold on June 22, 2001) and reflects the terms of a related consent agreement reached with the Delaware Department of Natural Resources and Environmental Control during 2001. Conectiv does not expect such future costs to have a material effect on its financial position or results of operations.

    Air Quality Regulations

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

On January 31, 2002, Conectiv notified the NJDEP that it was unable to procure all of the 2001 Discrete Emission Reductions (DER) credits required by January 30, 2002 under New Jersey’s NOx (oxides of nitrogen) Reasonably Available Control Technology (RACT) rules. To satisfy 2001 NOx RACT requirements, ACE and CAG had planned to purchase DER credits for certain electric generating units from Public Service Electric & Gas Company (PSEG) but the credits were removed from the market under a PSEG January 2002 consent decree. On May 4, 2002, ACE, CAG, and the NJDEP entered into an Administrative Consent Order (ACO) to address the ACE and CAG 2001 DER credit shortfall and NJDEP’s allegations that ACE had failed to comply with DER credit use restrictions from 1996 to 2001. The ACO eliminates requirements for ACE and CAG to purchase DER credits for certain ACE and CAG electric generating units through May 1, 2005 and provides, among other things, for installation of new controls on CAG’s electric generating units ($3 million estimated cost), a $1.0 million penalty, a $1.0 million contribution to promote, develop and enhance an urban airshed reforestation project, and operating hour limits at ACE’s Deepwater Unit No. 4.

The United States Environmental Protection Agency (USEPA) requested data from a number of electric utilities regarding older coal-fired units in order to determine compliance with the regulations for the Prevention of Significant Deterioration of Air Quality (PSD). A number of settlements of litigation brought as a result of such inquiries alleging violations of so-called new source standards have been announced. ACE has responded to a number of requests from the USEPA and the NJDEP for data on coal-fired operations at the Deepwater and B.L. England electric generating stations. On April 16, 2002, the USEPA requested to meet with Conectiv to review the new source provisions of the Clean Air Act. Management cannot predict the impact, if any, of these inquiries on Deepwater or B.L. England operations.

Other Matters

On October 24, 2000, the City of Vineland, New Jersey, filed an action in a New Jersey Superior Court to acquire ACE electric distribution facilities located within the City limits by eminent domain. On March 13, 2002, ACE and the City signed an agreement which provides for ACE to receive $23.9 million for the electric distribution facilities within the City limits. The carrying value of the electric distribution facilities was approximately $9.0 million, as of March 31, 2002. After a transition period of 18 to 24 months primarily to reconfigure facilities, the transaction is expected to close and the City is expected to begin providing electric service to the City’s residents previously served by ACE.

Note 11.     Business Segments

The following information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Amounts previously reported for the business of supplying electricity to customers of ACE and DPL who have not chosen an alternative electricity supplier have been reclassified from the Energy business segment to the Power Delivery business segment. Conectiv’s business segments under SFAS No. 131 are as follows:

“Energy” includes (i) electricity generation by mid-merit electric generating plants, and the purchase, trading and sale of electricity, including wholesale sales between affiliated subsidiaries; (ii) gas and other energy supply and trading activities, (iii) power plant operation services, and (iv) district heating and cooling systems operation services provided by Conectiv Thermal Systems, Inc.

“Power Delivery” includes (i) activities related to delivery and supply of electricity at regulated rates to customers of ACE and DPL, (ii) the operations of ACE’s electric generating plants, (iii) the operations of DPL’s electric generating plants during the first quarter of 2001, and (iv) the delivery and supply of natural gas at regulated rates to DPL’s customers.

The operating results for business segments are evaluated based on “Earnings Before Interest and Taxes,” which is generally equivalent to Operating Income plus Other Income, less certain interest charges allocated to the business segments.

Under contracts between Conectiv Energy Supply, Inc. (CESI) and DPL, effective April 1, 2001, CESI began supplying to DPL the electricity requirements of DPL’s default customers (customers that have not chosen an alternative supplier). The pricing of electricity under a contract, which became effective September 1, 2001, transfers the risk, or reward, associated with DPL’s default service business to CESI. Due to the contract, the earnings before interest and taxes related to DPL’s default service business are included in the Energy business segment for the first quarter of 2002, but are included in Power Delivery for the first quarter of 2001. The table below includes earnings before interest and taxes from DPL’s default service business as follows: first quarter 2002—$33.9 million in the Energy business segment; first quarter 2001—$18.7 million in the Power Delivery business segment. The first quarter 2001 earnings before interest and taxes of the Power Delivery business segment also includes $16.3 million from DPL’s termination of its membership in a nuclear industry mutual insurance company, as discussed in Note 14 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K.

	Three Months Ended March 31, 2002				Three Months Ended March 31, 2001
Business Segments	Revenues		Earnings Before Interest and Taxes		Revenues		Earnings Before Interest and Taxes
	(Dollars in Thousands)
Energy	703,542		$4,777		1,113,592		$17,318
Power Delivery	529,076		69,485		638,093		120,088
All Other	2,424		(2,773)		4,195		(3,997)

Total	1,235,042	(1)	$71,489	(2)	1,755,880	(3)	$133,409	(4)

(1)
Intercompany revenues that are eliminated in consolidation are included in business segment revenues as follows: Energy business segment—$197,650; Power Delivery business segment—$181; All Other business segments—$1,254. Excludes $15,817 of revenues reported as “Gain on sales of electric generating plants” in the Consolidated Statement of Income.

(2)
“Earnings before interest and taxes” less $33,537 of interest expense and preferred stock dividends, plus $4,329 of the pre-tax gain on sale of electric generating plants, and plus $234 of certain other adjustments equals consolidated income from continuing operations before income taxes.

(3)	Includes intercompany revenues, which are eliminated in consolidation as follows: Energy business segment—$157,699; Power Delivery business segment—$61,840; All Other business segments—$188.
(4)
“Earnings before interest and taxes” less $51,325 of interest expense and preferred stock dividends and $783 of other adjustments equals consolidated income from continuing operations before income taxes.

Note 12.    Subsequent Events, Financings

On April 1, 2002, ACE redeemed at maturity $20 million of unsecured 6.46%, Medium Term Notes.

On May 1, 2002, ACE redeemed 124,500 shares of its $7.80 annual dividend rate preferred stock, under mandatory and optional redemption provisions, at the $100 per share stated value or $12.45 million in total.

Item 2.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Common Stock Earnings From Continuing Operations

Earnings from continuing operations applicable to common stock were $25.9 million, or $0.31 per share for the first quarter of 2002, compared to $44.9 million, or $0.54 per share for the first quarter of 2001. In the second quarter of 2001, gains on sales of electric generating plants were recorded net of estimated selling expenses, including anticipated environmental clean-up costs for the Indian River electric generating plant. Due to an insurance claim settlement for environmental clean-up costs and revised estimates of certain other selling expenses, earnings for the first quarter of 2002 included a $9.4 million after-tax gain, or $0.11 per share, for an adjustment to the 2001 gains on sales of electric generating plants. Earnings for the first quarter of 2001 included a $9.8 million after-tax gain, or $0.12 per share, from termination of DPL’s membership in a nuclear mutual insurance company, as discussed in Note 14 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K.

Earnings from continuing operations applicable to common stock decreased by $0.23 per share to $0.31 per share for the first quarter of 2002, from $0.54 per share for the first quarter of 2001. The $0.23 decrease per share of common stock was primarily due to warmer winter weather, which resulted in lower retail customer usage of electricity and gas for space heating purposes, lower wholesale sales by deregulated electric generating plants, and lower wholesale electricity prices. The cost of replacing the electricity produced by DPL’s electric generating plants that were sold in the second quarter of 2001 also contributed to the earnings decrease. Lower interest expense and more favorable results of natural gas trading activities mitigated the earnings decrease. The earnings variance for the first quarter of 2002 also reflects a decrease of $0.03 per share of common stock due to a loss on Conectiv’s investment in the EnerTech funds and a $0.02 increase because goodwill is not amortized under SFAS No. 142, which became effective January 1, 2002.

As discussed in Note 11 to the Consolidated Financial Statements herein, Conectiv has redefined its business segments. Power Delivery, which had previously included the operating results for delivering electricity to customers of ACE and DPL and delivering gas to DPL’s customers, now also includes the operating results for supplying electricity and gas to those customers. Although the Energy business does not include operating results for the sale of electricity directly to DPL’s customers, it does include the first quarter 2002 results of a contract under which CESI supplies to DPL the electricity requirements of DPL’s default customers. The pricing of electricity under the contract, which became effective September 1, 2001, transfers the risk, or reward, associated with DPL’s default service business from the Power Delivery business segment (and DPL) to the Energy business segment (and CESI).

Earnings of the Power Delivery business segment for the first quarter of 2002 decreased mainly due to less electricity and gas delivered to utility customers. Also, Power Delivery did not earn a profit on DPL’s default service business in the first quarter of 2002 due to the contract discussed above and the related sale of DPL’s electric generating plants in the second quarter of 2001. Earnings of the Energy business segment also decreased due to lower demand for wholesale electricity, lower electricity prices, and higher electric generation fuel hedging costs, partly offset by profit on supplying DPL’s default service business in the first quarter of 2002 and more favorable results for natural gas trading activities.

Conectiv’s participation in energy markets results in exposure to commodity market risk. Conectiv has controls in place that are intended to keep risk exposures within certain management-approved risk tolerance levels. For additional information concerning commodity market risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” included herein.

Discontinued Telecommunication Operations

As discussed in Notes 1, 5, and 27 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K, due to the sale of substantially all of the assets of the Telecommunication business segment on November 14, 2001, first quarter 2001 operating results for the Telecommunication business segment ($5.0 million after-tax loss or $0.06 per share of common stock) are classified as discontinued operations within the Consolidated Statements of Income.

Class A Common Stock Earnings Summary

Under Conectiv’s Restated Certificate of Incorporation, Class A common stock has an interest in the earnings of the Atlantic Utility Group (AUG) in excess of a notional fixed charge of $40 million per year. The AUG includes the assets and liabilities of the electric generation, transmission, and distribution businesses of ACE that existed on August 9, 1996 and were regulated by the NJBPU. The AUG includes electric generation assets that ACE contributed, effective July 1, 2000, to Conectiv Atlantic Generation, LLC (CAG). For any reporting period, if the AUG earns less than the pro-rata portion of the annual fixed notional charge, a loss will be applicable to Class A common stock. For additional information concerning the computation of earnings applicable to Class A common stock and other general information concerning Class A common stock, including information about dividend payments, conversion and redemption provisions, and allocation of consideration in a subsequent merger, refer to Note 17 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K.

For the first quarter of 2002, a loss of $1.8 million, or $0.32 per share, was applicable to Class A common stock because the AUG earned less than the pro-rata portion ($10 million) of the annual fixed notional charge of $40 million. For the first quarter of 2001, earnings of $0.9 million, or $0.16 per share, were applicable to Class A common stock. The $0.48 decrease in earnings per share of Class A common stock was mainly due to the warmer winter weather which resulted in lower sales of electricity and lower profits from the operations of deregulated electric generating units.

Dividends on Class A Common Stock

During the period the Conectiv/Pepco Merger Agreement is in effect, dividends on Class A common stock may be paid at an annual rate up to 90% of the earnings applicable to Class A common stock. Conectiv’s Board of Directors declared a dividend of $0.50 per share of Class A common stock for the three months ended March 31, 2002. The dividend included a one-time payment of $0.25 per share of Class A common stock and resulted in dividends more closely approximating 90% of the earnings applicable to Class A common stock for the period from April 1, 2001 to March 31, 2002. Future dividends on Class A common stock are expected to continue to be dependent on the level of earnings applicable to Class A common stock.

Agreement for the Acquisition of Conectiv

The information below updates the information included in Note 4 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K concerning the Agreement and Plan of Merger under which Pepco will acquire Conectiv, and Conectiv and Pepco will become wholly-owned subsidiaries of Pepco Holdings Inc. (the Conectiv/Pepco Merger).

The MPSC and the DPSC issued orders on April 11 and 16, 2002, respectively, approving the Conectiv/Pepco Merger. The MPSC and DPSC orders also approved conditions provided for in settlement agreements, which are discussed under “Maryland” and “Delaware” in Note 10 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K. On April 15, 2002, ACE, Pepco, the Staff of the NJBPU, the New Jersey Division of the Ratepayer Advocate, and certain other parties entered into a settlement agreement concerning the Conectiv/Pepco Merger. Among other things, the New Jersey settlement agreement provides for ACE to forgo recovery through customer rates of $30.5 million of “deferred electric service costs,” ACE to contribute $1.0 million to a fund supporting southern New Jersey schools, and certain customer service guarantees. The New Jersey settlement agreement is subject to NJBPU approval and contingent upon the closing of the Conectiv/Pepco Merger. On May 2, 2002, the District of Columbia approved the Conectiv/Pepco Merger. Management currently expects the Conectiv/Pepco Merger to close during the second or third quarter of 2002, pending receipt of regulatory approvals from the NJBPU and the SEC.

Termination of Agreements for Sale of Electric Generating Plants

As disclosed in Note 13 to Conectiv’s Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K, the agreements between ACE and NRG for the sale of ACE’s fossil fuel-fired electric generating plants (740 MW of capacity), including the Deepwater Station and B.L. England Station, and ACE’s interests in Conemaugh and Keystone Stations, were subject to termination by either party after February 28, 2002. NRG delivered notice to Conectiv on April 1, 2002 terminating these agreements. Management has considered various alternatives for these electric generating assets and decided to conduct another auction of these assets. Management cannot predict the results of the auction or any related impacts upon recoverable stranded costs.

As discussed in Note 10 to Conectiv’s Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K, the BGS auction awarded about 1,900 MW, or 80% of ACE’s BGS load to four suppliers for the period from August 1, 2002 to July 31, 2003. If ACE retains the plants discussed above during the period from August 1, 2002 to July 31, 2003, then ACE expects to sell, in the wholesale market, the portion of its electricity supply which exceeds the load requirement of the BGS customers.

Electric Revenues

	Three Months Ended March 31,
	2002	2001
	(Dollars in millions)
Regulated electric revenues	$456.2	$480.6
Non-regulated electric revenues	271.8	281.5

Total electric revenues	$728.0	$762.1

The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). “Regulated electric revenues” include revenues for delivery (transmission and distribution) service and electricity supply service within the service areas of ACE and DPL.

The gross margin earned from total electric revenues is equal to electric revenues decreased by “electric fuel and purchased energy and capacity” expenses and increased by “deferred electric service costs.” The gross margin earned from total electric revenues decreased $69.4 million to $206.4 million for the first quarter of 2002, from $275.8 million for the first quarter of 2001. The $69.4 million decrease in gross margin was mainly due to the warmer winter weather which resulted in lower retail customer usage of electricity for space heating purposes, lower wholesale sales by deregulated electric generating plants, and lower wholesale electricity prices. The cost of replacing the electricity produced by DPL’s electric generating plants that were sold in the second quarter of 2001 and higher costs of hedging fuel used in deregulated electric generating plants also contributed to the gross margin decrease.

Regulated Electric Revenues

“Regulated electric revenues” decreased by $24.4 million to $456.2 million for the first quarter of 2002, from $480.6 million for the first quarter of 2001. The $24.4 million decrease was attributed to (i) a $14.7 million retail revenue decrease from lower retail sales due to warmer winter weather, (ii) a $15.3 million increase in retail revenues due to customers returning to ACE and DPL from alternative suppliers, and (iii) a $25.0 million decrease in revenues from interchange and resale sales, mainly due to the sale of DPL’s electric generating plants and warmer winter weather.

Non-regulated Electric Revenues

“Non-regulated electric revenues” result primarily from electricity trading activities and strategic generation, which is the sale of electricity, capacity and ancillary services from deregulated electric generating plants. “Non-regulated electric revenues” decreased by $9.7 million, to $271.8 million for the first quarter of 2002 from $281.5 million for the first quarter of 2001. The $9.7 million decrease in “non-regulated electric revenues” included: (i) a $41.9 million decrease in strategic generation revenues due to the adverse effect of warmer winter weather on electricity usage and wholesale prices, (ii) a $14.7 million decrease from exiting the competitive retail electricity market, and (iii) a $46.9 million increase in revenues from electricity trading and wholesale sales, due primarily to higher volumes.

Gas Revenues

	Three Months Ended March 31,
	2002	2001
	(Dollars in millions)
Regulated gas revenues	$63.6	$72.1
Non-regulated gas revenues	147.8	566.0

Total gas revenues	$211.4	$638.1

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

The gross margin (gas revenues less gas purchased) from total gas revenues increased $12.3 million to $26.4 million for the first quarter of 2002, from $14.1 million for the first quarter of 2001, The $12.3 million increase was mainly due to more favorable results of natural gas trading and wholesale sales, partly offset by a lower margin from regulated gas deliveries.

“Regulated gas revenues” decreased by $8.5 million to $63.6 million for the first quarter of 2002, from $72.1 million for the first quarter of 2001. The $8.5 million revenue decrease was primarily due to a lower volume of natural gas sold to retail customers due to warmer winter weather.

“Non-regulated gas revenues” decreased by $418.2 million, to $147.8 million for the first quarter of 2002 from $566.0 million for the first quarter of 2001. The $418.2 million revenue decrease included: (i) a $387.3 million decrease in revenues from gas trading and wholesale sales, with $259.5 million attributed to lower sales volume and $127.8 million attributed to lower sales prices, and (ii) a $30.9 million decrease due to substantially exiting the competitive retail gas business.

Other Services Revenues

“Other services” revenues decreased $39.4 million to $96.5 million for the first quarter of 2002, from $135.9 million for the first quarter of 2001. The $39.4 million decrease was primarily due to lower revenues from the sale of petroleum products, including heating oil, mainly due to lower volume and prices, which were adversely affected by the warmer winter weather.

The gross margin from “other services” revenues (revenues less costs of sales) decreased by $11.7 million primarily due to prior year gains on trading coal.

Operating Expenses

Electric Fuel and Purchased Energy and Capacity

“Electric fuel and purchased energy and capacity” increased by $46.7 million to $537.8 million for the first quarter of 2002, from $491.1 million for the first quarter of 2001. This increase was primarily due to the cost of replacing the electricity produced by DPL’s electric generating plants that were sold in the second quarter of 2001, higher costs of hedging fuel used in deregulated electric generating plants, and more electricity purchased for electricity trading. The factors increasing costs were partly offset by a decrease in energy costs associated with lower volumes of electricity supplied to customers of ACE and

DPL and less electricity production by deregulated electric generating units owned by subsidiaries of CEH.

Gas Purchased

Gas purchased decreased by $439.0 million to $185.0 million for the first quarter of 2002, from $624.0 million for the first quarter of 2001. The $439.0 million decrease included a $267.1 million decrease for lower volumes of gas purchased for trading, a $135.6 million decrease mainly due to lower prices paid for gas purchased for trading and resale, and a $36.3 million decrease from lower competitive retail and regulated retail sales.

Other Services’ Cost of Sales

Other service’s cost of sales decreased $27.7 million in the first quarter of 2002 mainly due to a lower volume of petroleum products purchased at a lower average price, partly offset by cost increases for coal trading and other activities.

Operation and Maintenance Expenses

Operation and maintenance expenses increased $15.5 million for the first quarter of 2002, mainly due to $16.3 million received by DPL in the first quarter of 2001 for termination of its membership in a nuclear mutual insurance company, higher pension and other postretirement benefits expense, and other increases, partly offset by decreases from the sale of electric generating plants during 2001.

Depreciation and Amortization

Depreciation and amortization expenses decreased $11.5 million for the first quarter of 2002 primarily due to the sale of electric generating plants during 2001 and no longer amortizing goodwill due to SFAS No. 142, partly offset by an increase for depreciation of new mid-merit electric generating plants.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $4.3 million for the first quarter of 2002 mainly due to expiration of the amortization of a regulatory asset for New Jersey state excise taxes and lower gross receipts taxes on lower revenues.

Deferred Electric Service Costs

For the first quarter of 2002, there was an $11.4 million increase in the amount of electric service costs deferred mainly due to an increase in ACE’s cost of providing Basic Generation Service. The balance for ACE’s deferred electric service costs was $124.0 million as of March 31, 2002. ACE’s recovery of the deferred costs is subject to review by the NJBPU, which will determine the amount of cost recovery in accordance with New Jersey’s Electric Discount and Energy Competition Act.

Other Income

Other income decreased $2.0 million in the first quarter of 2002 mainly due to lower earnings from the EnerTech funds, partly offset by interest income accrued on deferred electric service costs under the terms of the NJBPU’s Final Decision and Order issued in 2001 concerning restructuring ACE’s utility business.

Interest Expense

Interest expense, net of capitalized amounts, decreased $14.8 million for the first quarter of 2002, primarily due to lower amounts of outstanding long-term debt, including current maturities, and lower interest rates, which resulted in lower interest expense on Conectiv’s $1.1 billion of short-term debt, $158.4 million of variable rate demand bonds, and $234.8 million of other debt with variable rates.

Income Taxes

Income taxes decreased by $17.0 million mainly due to lower income from continuing operations before income taxes.

Liquidity and Capital Resources

Due to $179.5 million of cash provided by operating activities, $152.1 million of cash used by investing activities, and $36.7 million of cash used by financing activities, cash and cash equivalents decreased by $9.3 million during the first quarter of 2002.

Net cash flows from operating activities increased by $134.4 million to $179.5 million for the first quarter of 2002, from $45.1 million for the first quarter of 2001. Mainly due to lower natural gas prices, working capital requirements decreased for natural gas trading activities and hedging the cost of natural gas used by deregulated electric generating plants. The decrease in working capital requirements, lower interest expense payments, and higher income tax refunds were the primary factors that resulted in the $134.4 million increase in net cash flow from operations.

Capital expenditures of $151.1 million for the first quarter of 2002 included $104.9 million for mid-merit electric generation plants and the remaining expenditures were primarily for the electric transmission and distribution systems of ACE and DPL. Mid-merit electric generation construction in the first quarter of 2002 included the combined cycle units at the Bethlehem, Pennsylvania site and the waste heat recovery boiler and steam turbine for combined cycle operation at the new Hay Road plant. Combined cycle operations are expected to begin during the second quarter of 2002 for the new Hay Road plant, resulting in an increase in electric generating capacity from 348 MW to 550 MW.

At the Bethlehem site, up to six combustion turbines and up to two sets of waste heat recovery boilers and steam turbines capable of generating 1,100 MW of capacity are expected to be installed. Three combustion turbines are expected to be in service by the end of 2002, and the remaining three are expected to be operational by the second quarter of 2003. The waste heat recovery boilers and related steam turbines are expected to be operational in phases, beginning in mid-2003.

Conectiv Bethlehem, Inc. (CBI), which is a subsidiary of CEH, owns the Bethlehem site and the related electric generating units which are under construction. CBI expects to enter into a construction and term loan during the second quarter of 2002 in order to finance construction of the plants.

Conectiv’s financing activities for the first quarter of 2002 included the payment of $19.7 million of common dividends, a $14.1 million net increase in short-term debt, and repayment of $27.7 million of long-term debt, primarily due to redemption of $27.5 million of First Mortgage Bonds (due February 1, 2022) by DPL on February 1, 2002.

Conectiv’s capital structure including short-term debt and current maturities of long-term debt, expressed as a percentage of total capitalization, is shown below.

	March 31, 2002	December 31, 2001
Common stockholders’ equity	29.3%	28.5%
Preferred stock	1.1%	1.1%
Preferred trust securities	3.7%	3.7%
Long-term debt and variable rate demand bonds	33.1%	34.2%
Short-term debt and current maturities of long-term debt	32.8%	32.5%

As of March 31, 2002, Conectiv had a $1,053.9 million short-term debt balance (2.7% average interest rate) which included $500.0 million of short-term notes held by financial institutions and $553.9 million of commercial paper.

The termination date of Conectiv’s $735 million credit agreement has been extended from April 5, 2002 to September 30, 2002. If and when the Conectiv/Pepco Merger closes, Conectiv’s credit lines are expected to be replaced by credit lines of Pepco Holdings, Inc.

On April 1, 2002, ACE redeemed at maturity $20 million of unsecured 6.46%, Medium Term Notes.

On May 1, 2002, ACE redeemed 124,500 shares of its $7.80 annual dividend rate preferred stock, under mandatory and optional redemption provisions, at the $100 per share stated value or $12.45 million in total.

As a registered holding company under PUHCA, Conectiv is required to obtain SEC authorization for certain financing transactions. On March 22, 2002, Conectiv received SEC authorization to issue up to $750 million of long-term debt for the purpose of refinancing short-term debt. Also, on April 22, 2002, Conectiv, CEH and CEH’s subsidiaries received SEC authorization to issue in aggregate up to $800 million of long-term and short-term debt for the purpose of financing existing and prospective generation assets. Authorization was also granted to engage in hedging transactions related to the issuance of such debt. Further, authorization was granted for the issuance of up to an aggregate of $1 billion of guarantees by Conectiv, CEH and CEH’s subsidiaries with regard to such financing activities. In addition, Conectiv was authorized to refund up to $150 million of its existing long-term debt.

Conectiv’s ratio of earnings to fixed charges under the SEC Method is shown below. See Exhibit 12, Ratio of Earnings to Fixed Charges, for additional information.

	3 Months Ended March 31, 2002	Year Ended December 31,
		2001	2000	1999	1998	1997
Ratio of Earnings to Fixed Charges (SEC Method)	1.87	3.80	2.33	2.20	2.55	2.72

Conectiv’s energy contracts for trading activities which are accounted for at fair value are shown in the table below. All fair values are based on prices actively quoted or prices provided by other external sources.

	Energy Trading Contracts Fair Value as of March 31, 2002
Sources of Fair Value	Total Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years
	(Dollars in Millions)
Prices actively quoted	$40.7	$43.4	$(2.7)
Prices provided by other external sources	12.9	9.2	3.7

Total	$53.6	$52.6	$1.0

The change in the fair value of Conectiv’s energy trading contracts for the three months ended March 31, 2002 is shown in the table below.

Fair Value Of Energy Trading Contracts
(Dollars in Millions)

Fair value of contracts outstanding as of December 31, 2001	$29.0
Less: Contracts realized or otherwise settled	(14.3)
Plus: Fair value of new contracts when initially entered	—
Changes in fair value attributable to changes in valuation techniques and assumptions	—
Other changes in fair value	10.3

Fair value of contracts outstanding as of March 31, 2002	$53.6

On May 8, 2002, Moody’s Investor Service (Moody’s) issued a press release confirming the securities ratings of Conectiv, ACE and DPL. The ratings confirmation makes the assumption that the Conectiv/Pepco Merger will occur as planned.

On May 14, 2002, Standard & Poor’s (S&P) issued a press release confirming the corporate credit rating of Conectiv and lowering the corporate credit ratings of ACE and DPL. S&P also announced ratings actions for the securities of Conectiv, ACE and DPL, some of which include downgrades. S&P stated that the ratings are based upon the receipt of the remaining regulatory approvals for the Conectiv/Pepco Merger. S&P also stated that the ratings actions reflect the consolidated credit measures of Pepco and Conectiv and also reflects the expected issuance of additional debt at Pepco Holdings, Inc. to finance the Conectiv/Pepco Merger.

The credit ratings assigned to securities of Conectiv, ACE and DPL are shown in the table below:

	Conectiv		ACE		DPL
Type of Security	Moody’s	S&P	Moody’s	S&P	Moody’s	S&P
Corporate credit rating	Baa1	BBB+	A3	BBB+	A3	A-
Senior secured debt	—	—	A2	BBB+	A2	A
Senior unsecured debt	Baa1	BBB	A3	BBB	A3	BBB+
Short-term debt	P-2	A-2	P-1	A-2	P-1	A-2
Preferred stock	—	—	Baa2	BBB-	Baa2	BBB
Preferred trust securities	—	—	Baa1	BBB-	Baa1	BBB

The previous ratings for securities of Conectiv, ACE and DPL can be found in Item 7 of Part II of Conectiv’s 2001 Annual Report on Form 10-K. Securities ratings are not a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time by the respective rating agencies. Each rating should be evaluated independently of any other rating. Changes in credit ratings could affect Conectiv’s cost of capital and access to capital markets as well as affect the liquidity of Conectiv’s energy trading program.

Item 3.      Quantitative And Qualitative Disclosures About Market Risk

As previously disclosed under “Quantitative and Qualitative Disclosures About Market Risk” on pages II-30 to II-31 of Conectiv’s 2001 Annual Report on Form 10-K, Conectiv is subject to market risks, including interest rate risk, equity price risk, and commodity price risk. An update appears below.

Interest Rate Risk

Conectiv is subject to the risk of fluctuating interest rates in the normal course of business. Conectiv manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. The effect of a hypothetical 10% change in interest rates on the annual interest costs for short-term and variable rate debt was approximately $3.7 million as of March 31, 2002 and $3.9 million as of December 31, 2001.

Equity Price Risk

As discussed in Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K, Conectiv holds investments in marketable equity securities and venture capital funds, which invest in securities of technology and service companies related to energy, utility, and communication industries. Conectiv is exposed to equity price risk through the securities invested in by the venture capital funds and the marketable securities held directly by Conectiv. The potential change in the fair value of these investments resulting from a hypothetical 10% change in quoted securities prices was approximately $1.9 million as of March 31, 2002 and $2.0 million as of December 31, 2001. Due to the nature of these investments and market conditions, the fair value of these investments may change by substantially more than 10%.

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

Conectiv uses a value-at-risk model to assess the market risk of its electricity, gas, and petroleum products commodity activities. The model includes fixed price sales commitments, physical forward contracts, and commodity derivative instruments. Value-at-risk represents the potential gain or loss on instruments or portfolios due to changes in market factors, for a specified time period and confidence level. Conectiv estimates value-at-risk across its power, gas, and petroleum products commodity business using a delta-normal variance/covariance model with a 95 percent confidence level and assuming a five-day holding period. Since value-at-risk is an estimate, it is not necessarily indicative of actual results that may occur. Conectiv’s calculated value-at-risk with respect to its commodity price exposure associated with contractual arrangements was approximately $27.6 million as of March 31, 2002 compared to $3.7 million as of December 31, 2001. The increase reflects a higher level of energy trading activities as of March 31, 2002, in comparison to December 31, 2001. The average, high, and low value-at-risk for the three months ended March 31, 2002 was $16.0 million, $32.8 million and $3.5 million, respectively.

The value-at-risk amounts discussed above include derivatives which are used for hedging. For risk management purposes, Conectiv calculates value-at-risk excluding derivatives used for hedging. The value-at-risk excluding derivatives used for hedging was $3.2 million as of March 31, 2002 and the average, high, and low for the three months ended March 31, 2002 was $5.9 million, $11.9 million and $2.3 million, respectively.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Information reported under the heading “Environmental Matters,” “Air Quality Regulations” in Note 10 to the Consolidated Financial Statements under Item 1 in Part I herein, is incorporated by reference.

Information reported under the heading “Other Matters” in Note 10 to the Consolidated Financial Statements under Item 1 in Part I herein, concerning an agreement for ACE to sell electric distribution facilities to the City of Vineland is incorporated by reference.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number

12	Ratio of Earnings to Fixed Charges (filed herewith)

(b)  Reports on Form 8-K

On January 31, 2002, Conectiv filed a Current Report on Form 8-K dated January 31, 2002 reporting on Item 5, Other Events.

On April 2, 2002, Conectiv filed a Current Report on Form 8-K dated April 1, 2002 reporting on Item 5, Other Events.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONECTIV (Registrant)

By:	/s/ JOHN C. VAN RODEN
John C. van Roden, Senior Vice President and Chief Financial Officer
Date: May 15, 2002