Form 10-Q
period 2002-06-30
CONECTIV
filed 2002-08-14
CIK 1029590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-13895

CONECTIV

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	51-0377417 (I.R.S. Employer Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware (Address of principal executive offices)	19899 (Zip Code)

Registrant’s telephone number, including area code	302-429-3018

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2002
Common Stock, $0.01 par value	83,067,713
Class A Common Stock, $0.01 par value	5,742,315

Conectiv

SIGNATURE	36

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONECTIV
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

OPERATING REVENUES
Electric	$817,077	$898,828	$1,545,061	$1,660,940
Gain on sales of electric generating plants	—	297,140	15,817	297,140
Gas	173,470	364,983	384,907	1,003,068
Other services	109,673	137,626	206,209	273,582

	1,100,220	1,698,577	2,151,994	3,234,730

OPERATING EXPENSES
Electric fuel and purchased energy and capacity	576,253	640,165	1,114,033	1,131,269
Gas purchased	145,775	358,671	330,807	982,683
Other services' cost of sales	95,386	110,520	181,320	224,184
Operation and maintenance	125,458	135,410	241,073	235,515
Impairment of investment in leveraged leases	17,585	—	17,585	—
Depreciation and amortization	49,517	60,192	98,371	120,535
Taxes other than income taxes	15,190	18,472	30,798	38,355
Deferred electric service costs	(24,234)	(53,554)	(40,432)	(58,321)

	1,000,930	1,269,876	1,973,555	2,674,220

OPERATING INCOME	99,290	428,701	178,439	560,510

OTHER INCOME	5,743	66,443	6,466	69,195

INTEREST EXPENSE
Interest charges	40,056	50,009	77,676	103,041
Capitalized interest and allowance for borrowed funds used during construction	(4,036)	(4,821)	(8,343)	(9,752)

	36,020	45,188	69,333	93,289

PREFERRED STOCK DIVIDEND REQUIREMENTS OF SUBSIDIARIES	4,044	5,043	8,088	10,202

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	64,969	444,913	107,484	526,214
INCOME TAXES	27,482	186,105	45,951	221,591

	37,487	258,808	61,533	304,623
DISCONTINUED TELECOMMUNICATION OPERATIONS
LOSS FROM OPERATIONS, NET OF INCOME TAXES	—	(2,685)	—	(7,696)
LOSS FROM DISPOSAL, NET OF INCOME TAXES	—	(118,788)	—	(118,788)

NET INCOME	$37,487	$137,335	$61,533	$178,139

(Continued on following page)

See accompanying Notes to Consolidated Financial Statements.

CONECTIV
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

(Continued from previous page)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK
Common stock
Continuing operations	$36,884	$255,682	$62,740	$300,605
Discontinued telecommunication operations
Loss from operations	—	(2,685)	—	(7,696)
Loss from disposal	—	(118,788)	—	(118,788)
Class A common stock	603	3,126	(1,207)	4,018

	$37,487	$137,335	$61,533	$178,139

COMMON STOCK
Average shares outstanding (000)
Common stock	82,704	82,704	82,704	82,704
Class A common stock	5,742	5,742	5,742	5,742
Earnings (loss) per average share-basic and diluted
Common stock
Continuing operations	$0.45	$3.09	$0.76	$3.63
Discontinued telecommunication operations
Loss from operations	$—	$(0.03)	$—	$(0.09)
Loss from disposal	$—	$(1.44)	$—	$(1.44)
Class A common stock	$0.11	$0.54	$(0.21)	$0.70
Dividends declared per share
Common stock	$0.22	$0.22	$0.44	$0.44
Class A common stock	$0.25	$0.25	$0.75	$1.05

See accompanying Note to Consolidated Financial Statements,

CONECTIV
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net income	$37,487	$137,335	$61,533	$178,139

Other comprehensive income / (loss) , net of taxes

Energy commodity derivative instruments designated as cash flow hedges

Unrealized gain / (loss) from cash flow hedges net of reclassification adjustments and net of taxes of $16,553 and $27,662 for the three months ended June 30, 2002 and 2001, respectively, and net of taxes of $46,408 and $38,372 for the six months ended June 30, 2002 and 2001, respectively	23,958	(40,036)	67,170	(55,538)

Cumulative effect of a change in accounting resulting from adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” net of taxes of $2,380	—	—	—	3,445

Unrealized loss on marketable securities net of reclassification adjustments and net of taxes of $494 and $777 for the three months ended June 30, 2002 and 2001, respectively, and net of taxes of $1,159 and $821 for the six months ended June 30, 2002 and 2001, respectively	(918)	(1,443)	(2,153)	(1,525)

Other comprehensive income / (loss), net of income taxes	23,040	(41,479)	65,017	(53,618)

Comprehensive income	$60,527	$95,856	$126,550	$124,521

See accompanying Notes to Consolidated Financial Statements.

CONECTIV
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30, 2002	December 31, 2001

ASSETS

Current Assets
Cash and cash equivalents	$28,791	$52,871
Accounts receivable, net of allowances of $32,676 and $32,162, respectively	675,630	636,404
Inventories, at average cost
Fuel (coal, oil and gas)	63,734	81,448
Materials and supplies	41,151	44,604
Deferred energy supply costs	—	25,525
Prepayments and other	70,235	76,107

	879,541	916,959

Investments
Investment in leveraged leases, held for sale as of June 30, 2002	26,976	45,314
Funds held by trustee	9,788	12,136
Other investments	52,985	60,845

	89,749	118,295

Property, Plant and Equipment
Electric generation	1,221,624	1,067,464
Electric transmission and distribution	2,863,460	2,792,615
Gas transmission and distribution	298,043	291,052
Other electric and gas facilities	355,475	363,373
Other property, plant, and equipment	180,697	181,838

	4,919,299	4,696,342
Less: Accumulated depreciation	1,850,823	1,784,170

Net plant in service	3,068,476	2,912,172
Construction work-in-progress	675,192	584,440
Goodwill, net of accumulated amortization of $42,817 and $42,817, respectively	313,124	313,124

	4,056,792	3,809,736

Deferred Charges and Other Assets
Regulatory assets:
Recoverable stranded costs, net	927,030	944,529
Other non-current regulatory assets	335,145	294,114
Prepaid pension costs	94,391	91,891
Unamortized debt expense	37,597	25,513
License fees	19,894	20,581
Other	39,823	34,664

	1,453,880	1,411,292

Total Assets	$6,479,962	$6,256,282

See accompanying Notes to Consolidated Financial Statements.

CONECTIV
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES	June 30, 2002	December 31, 2001

Current Liabilities
Short-term debt	$1,057,928	$1,039,820
Long-term debt due within one year	365,096	397,963
Variable rate demand bonds	158,430	158,430
Accounts payable	350,870	351,382
Derivative instruments	72,117	87,876
Other current liabilities	229,874	197,109

	2,234,315	2,232,580

Deferred Credits and Other Liabilities
Other postretirement benefits obligation	96,162	89,836
Deferred income taxes, net:
Assets held and used	835,691	843,039
Leveraged leases held for sale as of June 30, 2002	54,676	—
Deferred investment tax credits	47,914	49,542
Regulatory liability for New Jersey income tax benefit	49,262	49,262
Above-market purchased energy contracts and other electric restructuring liabilities	76,175	85,326
Derivative instruments	4,703	28,852
Other	44,943	43,736

	1,209,526	1,189,593

Capitalization
Common stock: $0.01 per share par value; 150,000,000 shares authorized; shares outstanding — 83,067,713 in 2002, and 82,957,613 in 2001	831	830
Class A common stock, $0.01 per share par value; 10,000,000 shares authorized; shares outstanding — 5,742,315 in 2002 and 2001	57	57
Additional paid-in capital — common stock	1,030,515	1,027,790
Additional paid-in capital — Class A common stock	93,738	93,738
Retained earnings	230,173	209,336
Unearned compensation	(3,744)	(1,719)
Accumulated other comprehensive income	(914)	(65,931)

Total common stockholders’ equity	1,350,656	1,264,101
Preferred stock and securities of subsidiaries:
Not subject to mandatory redemption	35,813	35,813
Subject to mandatory redemption	—	12,450
Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures	165,000	165,000
Long-term debt	1,483,983	1,356,003
Long-term capital lease obligation	669	742

	3,036,121	2,834,109

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$6,479,962	$6,256,282

See accompanying Notes to Consolidated Financial Statements.

CONECTIV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$61,533	$178,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,445	130,097
Deferred income taxes, net	2,939	(19,463)
Gains on sales of electric generating plants	(15,817)	(297,140)
Impairment of investment in leveraged leases	17,585	—
Deferred electric service costs and gas supply costs	(12,885)	(69,411)
Recognition of deferred gain on contract termination	—	(73,015)
Provision for loss on disposal of discontinued operations	—	177,245
Net change in:
Accounts receivable	(75,623)	(97,445)
Inventories	21,167	(22,951)
Accounts payable	125,797	(11,483)
Accrued / prepaid taxes	22,741	109,654
Other current assets & liabilities (1)	(3,325)	(26,694)
Other, net	10,896	(18,699)

Net cash provided (used) by operating activities	253,453	(41,166)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(335,781)	(254,967)
Investments in partnerships	(2,475)	(21,224)
Proceeds from sales of electric generating plants	10,000	641,734
Proceeds from other assets sold	8,710	23,862
Increase in funds held by trustee	—	(172,837)
Other, net	(268)	(1,977)

Net cash provided (used) by investing activities	(319,814)	214,591

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock dividends paid	(40,792)	(45,693)
Preferred stock redeemed	(12,450)	(11,500)
Long-term debt issued	296,000	59,000
Long-term debt redeemed	(201,010)	(12,298)
Principal portion of capital lease payments	(73)	(5,971)
Net increase in short-term debt	18,108	73,392
Cost of issuances and refinancings	(17,502)	(3,876)

Net cash provided by financing activities	42,281	53,054

Net change in cash and cash equivalents	(24,080)	226,479
Cash and cash equivalents at beginning of period	52,871	123,562

Cash and cash equivalents at end of period	$28,791	$350,041

______________

(1)	Other than debt and deferred income taxes classified as current.

See accompanying Notes to Consolidated Financial Statements.

CONECTIV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 . Financial Statement Presentation

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

As discussed in Notes 1, 5, and 27 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K, due to the sale of substantially all of the assets of the Telecommunication business segment on November 14, 2001, the Telecommunication business segment operating results for the three and six months ended June 30, 2001 and the loss from disposal of the business are classified as discontinued telecommunication operations within the Consolidated Statements of Income. As discussed in Notes 1 and 27 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K, under-recoveries of costs related to Basic Generation Service (BGS) for the three and six months ended June 30, 2001 have been reclassified within the Consolidated Statements of Income from electric operating revenues to operating expenses, as a separate line item captioned “Deferred electric service costs.” Certain other reclassifications of prior period data have been made to conform with the current presentation.

Conectiv is in the process of assessing the recent pronouncement issued by the Emerging Issues Task Force (EITF), entitled EITF 02-3 “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” EITF 02-3 addresses the presentation of revenues and expenses associated with “energy trading book” contracts on a gross versus net basis. Previously, the EITF concluded that presentation on a gross basis was acceptable and Conectiv presented the revenues and expenses of its energy trading business on that basis in its public financial disclosures. With the issuance of EITF 02-3 and the subsequent guidance provided by the EITF in June 2002, presentation on a net basis is required, effective for the third quarter 2002 reporting cycle.

Conectiv has not completed its evaluation of the financial statement reclassification required by EITF 02-3. However, Conectiv believes that the implementation of EITF 02-3, because of financial statement line item changes, likely will: (i) materially decrease Conectiv’s gross revenues and revenue growth; (ii) result in higher gross margins as a percentage of gross revenues; and (iii) have no impact on its overall financial position or earnings. For the year ended December 31, 2001, Conectiv’s commodity trading gross revenues were approximately $1.9 billion; Conectiv expects that a substantial portion of these revenues, and the related expenses, would be eliminated in the reclassification.

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

On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The primary effect of applying SFAS No. 146 will be on the timing of recognition of costs associated with exit or disposal activities. In many cases, those costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of the commitment. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Effective January 1, 2002, Conectiv implemented SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under SFAS No. 142, goodwill that has not been included in the rates of a regulated utility subject to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” is no longer amortized. The portion of goodwill included in regulated utility rates ($16.1 million as of June 30, 2002 and $17.5 million as of December 31, 2001) has been reclassified from goodwill to “other non-current regulatory assets” and continues to be amortized as a regulatory asset. Conectiv’s goodwill balance of $313.1 million as of June 30, 2002 and December 31, 2001 is associated with the Power Delivery business segment, as defined in Note 12 to the Consolidated Financial Statements included herein. Conectiv recently completed a test for the impairment of goodwill in accordance with the implementation requirements of SFAS No. 142. The test resulted in no impairment of goodwill, as of January 1, 2002, because the fair value of the Power Delivery business segment exceeded its book value carrying amount, including goodwill.

The following table reconciles reported net income and earnings from continuing operations per common share to amounts adjusted to exclude the amortization of goodwill, after income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(Dollars in Thousands, Except Per Share Amounts )

Reported net income	$37,487	$137,335	$61,533	$178,139
Add back: Goodwill amortization	—	2,033	—	4,091

Adjusted net income	$37,487	$139,368	$61,533	$182,230

Reported basic and diluted earnings per share of common stock from continuing operations	$0.45	$3.09	$0.76	$3.63
Add back: Goodwill amortization	—	.03	—	.05

Adjusted earnings per share	$0.45	$3.12	$0.76	$3.68

Note 2 . Supplemental Cash Flow Information

	Six Months Ended June 30,

	2002	2001

	(Dollars in Thousands)
Cash paid (received) for:
Interest, net of amounts capitalized	$68,052	$91,496
Income taxes, net of refunds	$(17,133)	$51,530

Note 3 . Income Taxes

The amounts computed by multiplying “Income from continuing operations before income taxes” by the federal statutory rate is reconciled in the table below to income tax expense on continuing operations.

	Three Months Ended June 30,				Six Months Ended June 30,

	2002		2001		2002		2001

	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

Statutory federal income tax expense	$22,739	35%	$155,720	35%	$37,619	35%	$184,175	35%
State income taxes, net of federal benefit	5,993	9	27,748	6	9,204	8	33,557	6
Regulatory asset basis difference	—		4,876	1	—		4,876	1
Depreciation	1,000	1	1,474	—	2,000	2	2,947	1
Non-deductible goodwill	—	—	632	—	—	—	1,265	—
Investment tax credit amortization	(814)	(1)	(6,578)	(1)	(1,628)	(2)	(7,851)	(1)
Other, net	(1,436)	(2)	2,233	1	(1,244)	(1)	2,622	2

Income taxes	$27,482	42%	$186,105	42%	$45,951	42%	$221,591	44%

Note 4 . Acquisition of Conectiv

The information below updates the information included in Note 4 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K.

On August 1, 2002, Conectiv was acquired by Pepco Holdings, Inc. (PHI) in a transaction pursuant to an Agreement and Plan of Merger (the Conectiv/Pepco Merger Agreement), dated as of February 9, 2001, among PHI (formerly New RC, Inc.), Conectiv and Potomac Electric Power Company (Pepco), in which Pepco and Conectiv merged with subsidiaries of PHI (the Conectiv/Pepco Merger). As a result of the Conectiv/Pepco Merger, Conectiv and Pepco each became subsidiaries of PHI. The outstanding shares of Conectiv common stock and Conectiv Class A common stock were cancelled and the common stock of Merger Sub B was converted into 100 shares of $0.01 par value per share common stock of Conectiv, owned by Pepco Holdings Inc.

The holders of Conectiv common stock, par value $.01 per share, and Conectiv Class A common stock, par value $.01 per share, outstanding immediately prior to the Conectiv/Pepco Merger will receive, in exchange for their shares, cash in the aggregate amount of approximately $1.1 billion and approximately 56.2 million shares of PHI common stock. The number of shares of PHI common stock, cash or combination thereof received by each holder of Conectiv common stock or Class A common stock depends on the stockholder’s individual election (or failure to make an election) and the prorationing provisions of the Conectiv/Pepco Merger Agreement. Pursuant to the terms of the Rights Amendment, dated as of February 9, 2001, to the Rights Agreement, dated as of April 23, 1998, between Conectiv and Conectiv Resource Partners, Inc., as Rights Agent, the Conectiv common stock Rights and Conectiv Class A common stock Rights, declared as dividends by the Conectiv board of directors on April 23, 1998, expired immediately prior to the consummation of the Conectiv/Pepco Merger.

The terms of merger approvals from regulatory agencies in Delaware, Maryland, and New Jersey include certain conditions which are expected to result in a charge to Conectiv’s third quarter 2002 earnings, as a result of the closing of the Conectiv/Pepco Merger. The Decision and Order issued by the New Jersey

Board of Public Utilities (NJBPU) on July 3, 2002 requires Atlantic City Electric Company (ACE) to forgo recovery through customer rates of $30.5 million of deferred electric service costs and for ACE to contribute $1.0 million to a fund supporting southern New Jersey schools. Also, the orders issued by the Delaware Public Service Commission (DPSC) and Maryland Public Service Commission (MPSC) that approved the Conectiv/Pepco Merger require approximately $1.5 million of contributions to certain funds.

Note 5 . Investments

As a result of Conectiv’s decision to sell its investment in leveraged leases, Conectiv was required to test its investment for impairment and the test showed that Conectiv’s investment in leveraged leases was impaired as of June 30, 2002. Accordingly, a $17.6 million before-tax impairment charge ($10.1 million after-tax or $0.12 per share of Conectiv common stock) was recorded in the second quarter of 2002, which reduced the carrying amount of Conectiv’s investment in leveraged leases from $44.6 million to $27.0 million. On July 3, 2002, Conectiv sold its leveraged lease portfolio of three aircraft and two containerships for cash of $24.4 million and a note, which had an estimated fair value of $5.1 million at the time of the sale.

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

For the three months ended June 30, 2002 and 2001, the results from Conectiv’s investments were losses of $1.0 million after-taxes ($0.01 per share of common stock) and $5.2 million after-taxes ($0.06 per share of common stock), respectively. For the six months ended June 30, 2002 and 2001, the results from Conectiv’s investments were losses of $3.1 million after-taxes ($0.04 per share of common stock) and $5.0 million after-taxes ($0.06 per share of common stock), respectively.

The unrealized net holding loss on marketable securities included in accumulated other comprehensive income was $2.9 million after income taxes as of June 30, 2002 and $0.8 million after income taxes as of December 31, 2001.

Note 6 . Sales Of Electric Generating Plants

Gains on Sales of Electric Generating Plants

As disclosed in Note 13 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K, Delmarva Power & Light Company (DPL) and another Conectiv subsidiary realized a gain on June 22, 2001 on the sale of ownership interests in fossil fuel-fired electric generating plants (1,080.8 megawatts (MW) of capacity), including the Indian River electric generating plant. The $297.1 million pre-tax gain ($175.0 million after taxes or $2.12 per share of common stock) recorded in the second quarter of 2001 is included in operating revenues in the Consolidated Statements of Income for the three and six months ended June 30, 2001.

The second quarter 2001 gain on the sale of electric generating plants was recorded net of estimated selling expenses, including anticipated environmental clean-up costs for the Indian River electric generating plant. In the first quarter of 2002, DPL reached an agreement with an insurer to settle DPL’s insurance claim for environmental clean-up costs associated with the Indian River electric generating plant. Due to DPL’s insurance claim settlement and revised estimates of selling expenses, the gain on the sale of the plants increased by $15.8 million before income taxes ($9.4 million after income taxes or $0.11 per share of common stock) in the first quarter of 2002 and is included in operating revenues for the six months ended June 30, 2002.

Termination of Agreements for Sale of Electric Generating Plants

As disclosed in Note 13 to Conectiv’s Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K, the agreements between ACE and NRG Energy, Inc. (NRG) for the sale of ACE’s fossil fuel-fired electric generating plants (740 MW of capacity), including the Deepwater Station and B.L. England Station, and ACE’s interests in Conemaugh and Keystone Stations, were subject to termination by either party after February 28, 2002. NRG delivered notice to Conectiv on April 1, 2002 terminating these agreements. On May 23, 2002, Conectiv announced that it initiated a second competitive bidding process to sell these ACE-owned fossil fuel-fired electric generating plants. Conectiv expects that the competitive bidding process will result in final sales agreements in the early fall of 2002. Such agreements are subject to review and approval by the NJBPU. Conectiv cannot predict the results of the competitive bidding process, whether the NJBPU will approve any resulting sales agreements, or any related impacts upon recoverable stranded costs.

As discussed in Note 10 to Conectiv’s Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K, the BGS auction awarded about 1,900 MW, or 80% of ACE’s BGS load to four suppliers for the period from August 1, 2002 to July 31, 2003. For times during this period that precede the sale of ACE’s plants discussed above, ACE expects to sell, in the wholesale market, the portion of its electricity supply which exceeds the load requirement of the BGS customers.

Note 7 . Accumulated Other Comprehensive Income
(Dollars in Thousands)

The June 30, 2002 balance for accumulated other comprehensive income of $(914) included $(2,934) for unrealized losses on marketable securities and $2,020 for unrealized gains from energy commodity derivative instruments designated as cash flow hedges. The December 31, 2001 balance for accumulated other comprehensive income of $(65,931) included $(781) for unrealized losses on marketable securities and $(65,150) for unrealized losses from energy commodity derivative instruments designated as cash flow hedges.

The following table summarizes the after-tax activity for the six months ended June 30, 2002 for the portion of accumulated other comprehensive income arising from transactions related to energy commodity derivative instruments designated as cash flow hedges.

Accumulated other comprehensive income as of December 31, 2001, for energy commodity derivative instruments	$(65,150)
Net unrealized hedging gains	34,465
Reclassification to earnings because the forecasted energy commodity transactions were no longer expected to occur within the forecast period	—
Reclassification to earnings because the forecasted energy commodity transaction occurred	32,705

Accumulated other comprehensive income as of June 30, 2002, for energy commodity derivative instruments	$2,020

Note 8 . Conectiv Common Stock and Conectiv Class A Common Stock

For information concerning the effect of the Conectiv/Pepco Merger on Conectiv common stock and Conectiv Class A common stock, see Note 4 to the Consolidated Financials Statements herein.

Conectiv’s Board of Directors declared a dividend of $0.22 per share of common stock for the three months ended March 31, 2002 and a dividend of $0.22 for the three months ended June 30, 2002. In connection with the closing of the Conectiv/Pepco Merger on August 1, 2002, Conectiv’s Board of Directors declared a special dividend of $0.07 per share of common stock.

For general information about Class A common stock, and information about dividend payments, conversion and redemption provisions, and allocation of consideration in a subsequent merger, refer to Note 17 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K.

Under the Conectiv/Pepco Merger Agreement, from February 9, 2001 through the closing of the Conectiv/Pepco Merger, dividends on Class A common stock could be paid at an annual rate up to 90% of the earnings applicable to Class A common stock. Conectiv’s Board of Directors declared a dividend of $0.50 per share of Class A common stock for the three months ended March 31, 2002 and a dividend of $0.25 for the three months ended June 30, 2002. The dividend for the three months ended March 31, 2002 included a one-time payment of $0.25 per share of Class A common stock and resulted in dividends more closely approximating 90% of the earnings applicable to Class A common stock for the period from April 1, 2001 to March 31, 2002. In connection with the closing of the Conectiv/Pepco Merger on August 1, 2002, Conectiv’s Board of Directors declared a special dividend of $0.08 per share of Class A common stock.

Computation of Earnings (Loss) Applicable to Conectiv Class A Common Stock

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(Dollars in Thousands)

Net earnings of ACE	$13,659	$22,820	$18,407	$31,563
Exclude non-utility activities of ACE	89	62	69	37
Net earnings / (loss) of Conectiv Atlantic Generation, LLC (CAG)	(1,541)	(1,430)	(2,900)	3,120

Net income of Atlantic Utility Group	12,207	21,452	15,576	34,720
Pro-rata portion of fixed notional charge of $40 million per year	(10,000)	(10,000)	(20,000)	(20,000)

Company Net Income (Loss) Attributable to the Atlantic Utility Group	2,207	11,452	(4,424)	14,720
Outstanding Atlantic Utility Fraction	27.3%	27.3%	27.3%	27.3%

Earnings (loss) applicable to Class A Common Stock	$603	$3,126	$(1,207)	$4,018

Summarized Combined Income Statement Information of ACE and CAG

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(Dollars in Thousands)

Operating revenues	$246,394	$305,232	$468,925	$547,068
Operating income	$32,597	$51,551	$52,073	$91,408
Net income	$12,426	$21,923	$16,124	$35,749
Earnings applicable to common stock	$12,118	$21,390	$15,507	$34,683

Summarized Combined Balance Sheet Information of ACE and CAG

	June 30, 2002	December 31, 2001

	(Dollars in Thousands)

Current assets	$294,091	$278,855
Noncurrent assets	2,320,614	2,264,179

Total assets	$2,614,705	$2,543,034

Current liabilities	$540,622	$410,011
Noncurrent liabilities	1,252,384	1,298,616
Preferred securities and stock	101,231	113,681
Common stockholder’s equity	720,468	720,726

Total capitalization and liabilities	$2,614,705	$2,543,034

Note 9 . Debt

Short-Term Debt

As of June 30, 2002, Conectiv had a $1,057.9 million short-term debt balance (2.5% average interest rate) which included $382.0 million of short-term notes held by financial institutions and $675.9 million of commercial paper. As of December 31, 2001, Conectiv’s short-term debt balance of $1,039.8 million had an average interest rate of 2.9%.

Effective with the Conectiv/Pepco Merger, Conectiv’s credit agreements of $1.035 billion in the aggregate and DPL’s credit agreement of $105 million were terminated. PHI entered into a $1.5 billion credit agreement for general corporate purposes, including commercial paper back-up. Under the PHI credit agreement, a borrowing sublimit of $1.0 billion exists for PHI and a borrowing sublimit of $500 million exists for aggregate borrowings by Pepco, DPL, and ACE, limited to $300 million for each such borrower. Conectiv is not a party to the PHI credit agreement. Conectiv expects that its future funding requirements will be satisfied primarily through dividends received from its subsidiaries and funding from PHI.

DPL Long-Term Debt Financing Activity

On February 1, 2002, DPL redeemed $27.5 million of 8.5% First Mortgage Bonds, due February 1, 2022.

On behalf of DPL, the Delaware Economic Development Authority issued $46 million of long-term bonds and loaned the proceeds to DPL on May 30, 2002. The bonds issued included $15.0 million of variable rate Exempt Facilities Refunding Bonds, due May 1, 2032, and $31.0 million of 5.2% Pollution Control Refunding Revenue Bonds, due February 1, 2019. The bonds that were issued are not secured by a mortgage or security interest in property of DPL. On June 3, 2002, DPL used the proceeds to redeem $46.0 million of bonds outstanding, including $15.0 million of 6.85% bonds, due May 1, 2022, and $31.0 million of 6.75% bonds, due May 1, 2019.

On June 1, 2002, DPL redeemed $2.0 million of 6.95% Amortizing First Mortgage Bonds.

ACE Long-Term Debt Financing Activity

On April 1, 2002, ACE redeemed at maturity $20 million of unsecured 6.46%, Medium Term Notes.

On May 28, 2002, ACE redeemed at maturity $5 million of secured 7.04%, Medium Term Notes.

Conectiv Long-Term Debt Financing Activity

On June 1, 2002, Conectiv redeemed at maturity $100 million of unsecured 6.73% Medium Term Notes.

On June 4, 2002, Conectiv sold $250 million in principal amount of 5.30% Notes due June 1, 2005 (the Notes). The Notes were not offered pursuant to a registration statement filed under the Securities Act of 1933, but Conectiv has agreed to use its reasonable best efforts to (i) file an exchange offer registration statement no later than 120 days after the closing of the Note offering, (ii) cause the registration statement to be declared effective no later than 180 days after such closing (the effectiveness deadline), and (iii) cause an exchange offer for the Notes to be completed no later than 30 business days after the effectiveness deadline. If Conectiv has not caused these actions to be taken within the specified time periods, additional interest of 0.25% per annum will accrue until the required actions have been completed.

Conectiv Bethlehem, Inc. Project Financing

On June 25, 2002, Conectiv Bethlehem, Inc. (CBI), a subsidiary of Conectiv Energy Holding Company (CEH) and an indirect subsidiary of Conectiv, entered into a Credit Agreement (CBI Credit Agreement) with various banks and financial institutions. CBI is constructing new mid-merit power plants in Bethlehem, Pennsylvania. Under the CBI Credit Agreement, CBI may borrow up to $365 million as a construction loan and convert the construction loan to a term loan after completing construction of the two 545 MW combined cycle power plants (CBI Project). Borrowings under the CBI Credit Agreement are secured by a lien on CBI and all tangible, intangible, and real property of CBI.

CBI expects to convert the construction loan to a term loan, on one of the following dates: February 27, 2004, April 30, 2004, June 30, 2004, August 31, 2004 or September 30, 2004 (Term Loan Conversion Date), as provided for in the CBI Credit Agreement. CBI is required to repay any portion of the construction loan not converted to a term loan at the Term Loan Conversion Date or no later than September 30, 2004. Four semi-annual principal payments begin six months after the Term Loan Conversion Date. Depending on the Term Loan Conversion Date, the amount of the term loan principal, which is repaid by the total of the four semi-annual payments, is approximately 12.89% to 14.7%. The remaining principal of the term loan (and any unpaid accrued interest or fees) is due upon the loan’s maturity, which is the later of June 25, 2006, or the second anniversary of the Term Loan Conversion Date.

For borrowings under the CBI Credit Agreement, CBI has the option of choosing an interest rate based on the London inter-bank offering rate (LIBOR) plus (i) 1.625%, or (ii) 1.75%, for construction and term loans, respectively. The CBI Credit Agreement requires CBI to hedge the interest rate on at least 50% of principal borrowings and on at least 75% of principal borrowings if LIBOR exceeds 4.0% for three or six month borrowing periods. On July 11, 2002, CBI entered into an interest rate swap agreement on 75% of the anticipated forward monthly loan balances outstanding. The notional amount of the swap will increase with the expected draw schedule of the construction loan (an average of $221 million). The swap agreement provides for CBI to receive interest based on a variable rate and to pay interest based on a fixed rate of 4.15%. The swap agreement is expected to effectively convert the variable interest rate on 75% of the expected average loan balance to the fixed rate of 4.15%.

In connection with the CBI Credit Agreement, Conectiv provides a guarantee associated with the Conectiv Energy Supply Inc. (CESI) agreement to purchase energy and capacity from CBI (CESI/CBI Power Agreement) and other guarantees related to obligations of Conectiv subsidiaries under agreements related to constructing and operating the CBI Project. Generally, Conectiv’s guarantee obligations will not exceed the amount of the debt outstanding under the CBI Credit Agreement and do not guarantee CBI’s obligation to repay the debt. If Conectiv’s credit ratings fall below the “Minimum Ratings Requirement” specified by the CBI Credit Agreement, then, in an amount equal to Conectiv’s outstanding guarantees, Conectiv is required to either: (i) deposit cash, (ii) obtain a letter of credit, or (iii) have another qualified party provide such guarantees. The “Minimum Ratings Requirement” of the CBI Credit Agreement is not met if Conectiv’s unsecured senior long-term debt (i) is rated lower than Baa3 by Moody’s Investor Service (Moody’s) or BBB- by Standard & Poors (S&P) or (ii) Conectiv’s unsecured senior long-term debt is rated Baa3 by Moody’s or BBB- by S&P and Conectiv receives a “negative outlook” or is placed on “credit watch negative” by Moody’s or S&P.

Upon substantial completion of construction of the CBI Project, the CBI Credit Agreement requires that revenues from the CBI Project be deposited with a bank that administers the disbursement of cash (Administrative Agent) based on the terms of a “depository agreement.” The depository agreement requires that cash be applied to (i) pay operating costs and principal and interest on the loans and (ii) establish reserves for debt service and major scheduled maintenance of the CBI Project, before cash is released to CBI for other uses, such as the payment of dividends by CBI to Conectiv or Conectiv subsidiaries.

The CBI Credit Agreement contains a number of events of default that could be triggered by defaults on Conectiv or CBI debt, bankruptcy, CBI’s loss of collateral, defaults by CBI under CBI Project agreements such as the CESI/CBI Power Agreement, and material adverse changes in CBI’s regulatory status.

Financing Authorizations under the Public Utility Holding Company Act of 1935

As a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), Conectiv is required to obtain SEC authorization for certain financing transactions. On July 31, 2002, the SEC issued an order to PHI (PHI Financing Order) authorizing certain financing transactions. The PHI Financing Order superseded financing orders that the SEC had previously issued to Conectiv concerning Conectiv financing authorizations. The PHI Financing Order contains no material restrictions on Conectiv’s ability to conduct its financing activities, as planned currently.

Note 10 . Preferred Stock

On May 1, 2002, ACE redeemed 124,500 shares of its $7.80 annual dividend rate preferred stock, under mandatory and optional redemption provisions, at the $100 per share stated value or $12.45 million in total.

Note 11 . Contingencies

Environmental Matters

Hazardous Substances

Conectiv’s subsidiaries are subject to regulation with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to current and past disposal practices. Conectiv’s liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean up-related issues (including whether a Conectiv subsidiary or a corporate predecessor is responsible for conditions on a particular parcel). Conectiv’s current liabilities include $18.2 million as of June 30, 2002 ($17.7 million as of December 31, 2001) for potential clean-up and other costs related to sites at which a Conectiv subsidiary is a potentially responsible party or alleged to be a third party contributor. The accrued liability as of June 30, 2002 included $10.5 million for remediation and other costs associated with environmental contamination that resulted from an oil release at the Indian River power plant (which was sold on June 22, 2001) and reflects the terms of a related consent agreement reached with the Delaware Department of Natural Resources and Environmental Control during 2001. Conectiv does not expect such future costs to have a material effect on its financial position or results of operations.

Air Quality Regulations

On July 11, 2001, the New Jersey Department of Environmental Protection (NJDEP) denied ACE’s request to renew a permit variance, effective through July 30, 2001, that authorized Unit 1 at the B.L. England station to burn coal containing greater than 1% sulfur. ACE has appealed the denial. The NJDEP has issued a stay of the denial to authorize ACE to operate Unit 1 with the current fuel until October 31, 2002 and an addendum to the permit/certificate to operate authorizing a trial burn of coal with a sulfur content less than 2.6%. Management is not able to predict the outcome of ACE’s appeal, including the effects, if any, of trial burn results on the appeal.

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

Other Matters

On October 24, 2000, the City of Vineland, New Jersey, filed an action in a New Jersey Superior Court to acquire ACE electric distribution facilities located within the City limits by eminent domain. On March 13, 2002, ACE and the City signed an agreement which provides for ACE to receive $23.9 million for the electric distribution facilities within the City limits. The carrying value of the electric distribution facilities was approximately $8.8 million, as of June 30, 2002. After a transition period of 18 to 24 months primarily to reconfigure facilities, the transaction is expected to close and the City is expected to begin providing electric service to the City’s residents previously served by ACE.

12 . Business Segments

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

  “Power Delivery” includes (i) activities related to delivery and supply of electricity at regulated rates to customers of ACE and DPL, (ii) the operations of ACE’s electric generating plants, (iii) the operations of DPL’s electric generating plants through their sale on June 22, 2001, and (iv) the delivery and supply of natural gas at regulated rates to DPL’s customers.

The operating results for business segments are evaluated based on “Earnings Before Interest and Taxes,” which is generally equivalent to Operating Income plus Other Income, less certain interest charges allocated to the business segments. As noted below, the business segment information presented herein excludes the second quarter 2002 $17.6 million pre-tax charge for the impairment of investment in leveraged leases, $4.3 million of the first quarter 2002 pre-tax gain on sale of electric generating plants, the second quarter 2001 $297.1 million pre-tax gain on sales of electric generating plants, and the second quarter 2001 $73.0 million pre-tax gain primarily from recognition of a previously deferred gain related to termination of a contract with the Pedricktown partnership.

Under contracts between CESI and DPL, effective April 1, 2001, CESI began supplying to DPL the electricity requirements of DPL’s default customers (customers that have not chosen an alternative supplier). The pricing of electricity under a contract, which became effective September 1, 2001, transferred the risk, or reward, associated with DPL’s default electric service business to CESI. Due to the contract, the earnings before interest and taxes related to DPL’s default electric service business are included in the Energy business segment for the second quarter of 2002 ($32.5 million) and the six months ended June 30, 2002 ($66.4 million), but are included in Power Delivery for the second quarter of 2001 ($15.4 million) and the six months ended June 30, 2001 ($34.1 million). The earnings before interest and taxes of the Power Delivery business segment for the six months ended June 30, 2001 also include $16.3 million from DPL’s termination of its membership in a nuclear industry mutual insurance company, as discussed in Note 14 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K.

	Three Months Ended June 30, 2002				Three Months Ended June 30, 2001

Business Segments	Revenues		Earnings Before Interest and Taxes		Revenues		Earnings Before Interest and Taxes

	(Dollars in Thousands)
Energy	$773,293		$56,466		$945,584		$40,652
Power Delivery	526,296		65,004		611,283		103,406
All Other	1,723		(2,545)		1,353		(18,690)

Total	$1,301,312	(1)	$118,925	(2)	$1,558,220	(3)	$125,368	(4)

______________

(1)	Intercompany revenues that are eliminated in consolidation are included in business segment revenues as follows: Energy business segment — $198,917; Power Delivery business segment — $1,024; All Other business segments — $1,151.

(2)	“Earnings before interest and taxes” less the $17,585 impairment of investment in leveraged leases, $36,312 of interest expense and preferred stock dividends, and $59 of certain other adjustments equals consolidated income from continuing operations before income taxes.

(3)	The $297,140 pre-tax gain from the sale of electric generating plants is excluded from business segment revenues. Intercompany revenues that are eliminated in consolidation are included in business segment revenues as follows: Energy business segment — $156,621; Power Delivery business segment $162.

(4)	“Earnings before interest and taxes” plus the $297,140 pre-tax gain from the sale of electric generating plants and the $73,015 pre-tax gain primarily from recognition of a previously deferred gain related to termination of a contract with the Pedricktown partnership, and less $48,529 of interest expense and preferred stock dividends and $2,081 of consolidation and other adjustments equals consolidated income from continuing operations before income taxes.

	Six Months Ended June 30, 2002				Six Months Ended June 30, 2001

Business Segments	Revenues		Earnings Before Interest and Taxes		Revenues		Earnings Before Interest and Taxes

	(Dollars in Thousands)
Energy	$1,476,835		$61,243		$2,070,876		$57,970
Power Delivery	1,055,372		134,489		1,249,376		223,494
All Other	4,147		(5,318)		5,548		(22,965)

Total	$2,536,354	(1)	$190,414	(2)	$3,325,800	(3)	$258,499	(4)

______________

(1)	Intercompany revenues that are eliminated in consolidation are included in business segment revenues as follows: Energy business segment-$396,567; Power Delivery business segment-$1,205; All Other business segments-$2,405. Excludes $15,817 of revenues reported as “Gain on sales of electric generating plants” in the Consolidated Statement of Income.

(2)	“Earnings before interest and taxes” less the $17,585 impairment of investment in leveraged leases, $69,849 of interest expense and preferred stock dividends, plus $4,329 of the pre-tax gain on sale of electric generating plants, and plus $175 of certain other adjustments equals consolidated income from continuing operations before income taxes.

(3)	The $297,140 pre-tax gain from the sale of electric generating plants is excluded from business segment revenues. Intercompany revenues that are eliminated in consolidation are included in business segment revenues as follows: Energy business segment-$387,859; Power Delivery business segment $162; All Other business segments-$189.

(4)	“Earnings before interest and taxes” plus the $297,140 pre-tax gain from the sale of electric generating plants and the $73,015 pre-tax gain primarily from recognition of a previously deferred gain related to termination of a contract with the Pedricktown partnership, and less $99,854 of interest expense and preferred stock dividends and $2,586 of consolidation and other adjustments equals consolidated income from continuing operations before income taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition of Conectiv

The information below updates the information included in Note 4 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K.

On August 1, 2002, Conectiv was acquired by Pepco Holdings, Inc. (PHI) in a transaction pursuant to an Agreement and Plan of Merger (the Conectiv/Pepco Merger Agreement”), dated as of February 9, 2001, among PHI (formerly New RC, Inc.), Conectiv and Potomac Electric Power Company (Pepco), in which Pepco and Conectiv merged with subsidiaries of PHI (the Conectiv/Pepco Merger). As a result of the Conectiv/Pepco Merger, Conectiv and Pepco each became subsidiaries of PHI. The outstanding shares of Conectiv common stock and Conectiv Class A common stock were cancelled and the common stock of Merger Sub B was converted into 100 shares of $0.01 par value per share common stock of Conectiv, owned by Pepco Holdings Inc.

The holders of Conectiv common stock, par value $.01 per share, and Conectiv Class A common stock, par value $.01 per share, outstanding immediately prior to the Conectiv/Pepco Merger will receive, in exchange for their shares, cash in the aggregate amount of approximately $1.1 billion and approximately 56.2 million shares of PHI common stock. The number of shares of PHI common stock, cash or combination thereof received by each holder of Conectiv common stock or Class A common stock depends on the stockholder’s individual election (or failure to make an election) and the prorationing provisions of the Conectiv/Pepco Merger Agreement. Pursuant to the terms of the Rights Amendment, dated as of February 9, 2001, to the Rights Agreement, dated as of April 23, 1998, between Conectiv and Conectiv Resource Partners, Inc., as Rights Agent, the Conectiv common stock Rights and Conectiv Class A common stock Rights, declared as dividends by the Conectiv board of directors on April 23, 1998, expired immediately prior to the consummation of the Conectiv/Pepco Merger.

The terms of merger approvals from regulatory agencies in Delaware, Maryland, and New Jersey include certain conditions which are expected to result in a charge to Conectiv’s third quarter 2002 earnings, as a result of the closing of the Conectiv/Pepco Merger. The Decision and Order issued by the New Jersey Board of Public Utilities (NJBPU) on July 3, 2002 requires ACE to forgo recovery through customer rates of $30.5 million of deferred electric service costs and for ACE to contribute $1.0 million to a fund supporting southern New Jersey schools. Also, the orders issued by the DPSC and MPSC that approved the Conectiv/Pepco Merger require approximately $1.5 million of contributions to certain funds.

Common Stock Earnings From Continuing Operations

Earnings from continuing operations applicable to common stock were $36.9 million, or $0.45 per share for the second quarter of 2002, compared to $255.7 million, or $3.09 per share for the second quarter of 2001. Earnings from continuing operations applicable to common stock were $62.7 million, or $0.76 per share for the six months ended June 30, 2002, compared to $300.6 million, or $3.63 per share for the six months ended June 30, 2001. The items that contributed to earnings per share of common stock from continuing operations are listed in the table below and are explained by the accompanying text.

After-tax contribution to earnings per share of common stock from continuing operations

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

(1) Energy, Power Delivery, and Other Businesses	$0.58	$0.53	$0.81	$1.07
(2) Investment losses	(0.01)	(0.06)	(0.04)	(0.06)
(3) Impairment of investment in leveraged leases	(0.12)	—	(0.12)	—
(4) Gains on sales of electric generating plants	—	2.12	0.11	2.12
(5) Gain on contract termination	—	0.50	—	0.50

	$0.45	$3.09	$0.76	$3.63

(1)	Energy, Power Delivery, and Other Businesses

As discussed in Note 12 to the Consolidated Financial Statements herein, Conectiv redefined its business segments in 2002. Power Delivery, which had previously included the operating results for delivering electricity to customers of ACE and DPL and delivering gas to DPL’s customers, now also includes the operating results for supplying electricity and gas to those customers. Although the Energy business does not include operating results for the sale of electricity directly to DPL’s customers, the operating results of the Energy business for the three and six months ended June 30, 2002 include the results of a contract under which CESI supplies to DPL the electricity requirements of DPL’s default electric service customers (CESI/DPL Power Agreement). The pricing of electricity under the contract, which became effective September 1, 2001, transferred the risk, or reward, associated with DPL’s default electric service business from the Power Delivery business segment (and DPL) to the Energy business segment (and CESI).

As shown above, the contribution to earnings per share of common stock by “Energy, Power Delivery, and Other Businesses” increased by $0.05 to $0.58 for the second quarter of 2002, from $0.53 for the second quarter of 2001. This increase primarily resulted from lower interest expense, cessation of goodwill amortization, and higher earnings from the Energy business segment, partly offset by lower earnings from the Power Delivery business segment. Earnings of the Energy business segment increased due to the CESI/DPL Power Agreement and gains from natural gas and electricity trading. These favorable factors for the Energy business segment were partly offset by lower revenues and profits from deregulated electric generating plants due to lower market prices for electricity. Earnings of the Power Delivery business segment decreased mainly due to the cost of replacing the electricity produced by DPL’s electric generating plants that were sold June 22, 2001, and also due to other increases in operating expenses.

As shown above, the contribution to earnings per share of common stock by “Energy, Power Delivery, and Other Businesses” decreased by $0.26 to $0.81 for the six months ended June 30, 2002, from $1.07 for the six months ended June 30, 2001. This decrease was primarily due to lower earnings from the Power Delivery business segment, partly offset by lower interest expense, cessation of goodwill amortization, and higher earnings from the Energy business segment. The Power Delivery business segment earnings decrease reflects the cost of replacing the electricity produced by DPL’s electric generating plants that were sold June 22, 2001, increases in other operating expenses and lower customer usage of electricity and gas, due to warmer winter weather during 2002. Earnings of the Energy business segment increased due to the CESI/DPL Power Agreement and gains from natural gas and electricity trading. These favorable factors for the Energy business segment were partly offset by lower revenues and profits from deregulated electric generating plants due to lower market prices for electricity. Also, the Energy business segment’s earnings for the six months ended June 30, 2001 included a $9.8 million after-tax gain, or $0.12 per share, from termination of DPL’s membership in a nuclear mutual insurance company, as discussed in Note 14 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K.

Conectiv’s participation in energy markets results in exposure to commodity market risk. Conectiv has controls in place that are intended to keep risk exposures within certain management-approved risk tolerance levels. For additional information concerning commodity market risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” included herein.

(2)	Investment losses

For the three months ended June 30, 2002 and 2001, the results from Conectiv’s investments were losses of $1.0 million after-taxes ($0.01 per share of common stock) and $5.2 million after-taxes ($0.06 per share of common stock), respectively. For the six months ended June 30, 2002 and 2001, the results from Conectiv’s investments were losses of $3.1 million after-taxes ($0.04 per share of common stock) and $5.0 million after-taxes ($0.06 per share of common stock), respectively.

Investment losses for the three and six months ended June 30, 2002 decreased mainly due to losses during the same periods last year from termination of an investment in an internet start-up venture. The second quarter of 2002 also benefited from lower losses from Conectiv’s investment in the EnerTech Funds, which invest in energy-related technology and service companies related to energy, utility, and communication industries.

(3)	Impairment of investment in leveraged leases

As a result of Conectiv’s decision to sell its investment in leveraged leases, Conectiv was required to test its investment for impairment and the test showed that Conectiv’s investment in leveraged leases was impaired as of June 30, 2002. Accordingly, a $17.6 million before-tax impairment charge ($10.1 million after-tax or $0.12 per share of Conectiv common stock) was recorded in the second quarter of 2002, which reduced the carrying amount of Conectiv’s investment in leveraged leases from $44.6 million to $27.0 million. On July 3, 2002, Conectiv sold its leveraged lease portfolio of three aircraft and two containerships for cash of $24.4 million and a note, which had an estimated fair value of $5.1 million at the time of the sale.

(4)	Gains on sales of electric generating plants

As disclosed in Note 13 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K, DPL and another Conectiv subsidiary realized a gain on June 22, 2001 on the sale of ownership interests in fossil fuel-fired electric generating plants (1,080.8 megawatts (MW) of capacity), including the Indian River electric generating plant. The $297.1 million pre-tax gain ($175.0 million after taxes or $2.12 per share of common stock) recorded in the second quarter of 2001 is included in operating revenues in the Consolidated Statements of Income for the three and six months ended June 30, 2001.

The second quarter 2001 gain on the sale of electric generating plants was recorded net of estimated selling expenses, including anticipated environmental clean-up costs for the Indian River electric generating plant. In the first quarter of 2002, DPL reached an agreement with an insurer to settle DPL’s insurance claim for environmental clean-up costs associated with the Indian River electric generating plant. Due to DPL’s insurance claim settlement and revised estimates of selling expenses, the gain on the sale of the plants increased by $15.8 million before income taxes ($9.4 million after income taxes or $0.11 per share of common stock) in the first quarter of 2002 and is included in operating revenues for the six months ended June 30, 2002.

(5)	Gain on contract termination

Income from continuing operations for the three and six months ended June 30, 2001 includes a gain of $41.4 million after income taxes, or $0.50 per share of common stock, from the recognition of a previously deferred gain related to termination of a purchased power contract. The pre-tax gain of $73.0 million is included in Other Income. For additional information, see Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K.

Discontinued Telecommunication Operations

As discussed in Notes 1, 5, and 27 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K, substantially all of the assets of the Telecommunication business segment were sold on November 14, 2001. The $118.8 million after-tax loss ($1.44 loss per share of common stock) that resulted from the disposal of the Telecommunication business segment is classified under discontinued telecommunication operations within the Consolidated Statements of Income. The after-tax losses for operations of the Telecommunication business segment of $2.7 million after-taxes or $0.03 per share of common stock for the three months ended June 30, 2001, and $7.7 million after taxes or $0.09 per share of common stock for the six months ended June 30, 2001, are classified under discontinued telecommunication operations within the Consolidated Statements of Income.

Dividends on Common Stock

Conectiv’s Board of Directors declared a dividend of $0.22 per share of common stock for the three months ended March 31, 2002 and a dividend of $0.22 for the three months ended June 30, 2002. In connection with the closing of the Conectiv/Pepco Merger on August 1, 2002, Conectiv’s Board of Directors declared a special dividend of $0.07 per share of common stock.

Class A Common Stock Earnings Summary

Prior to cancellation of Class A common stock in connection with the Conectiv/Pepco Merger, under Conectiv’s Restated Certificate of Incorporation, Class A common stock had an interest in the earnings of the Atlantic Utility Group (AUG) in excess of a notional fixed charge of $40 million per year. The AUG included the assets and liabilities of the electric generation, transmission, and distribution businesses of ACE that existed on August 9, 1996 and were regulated by the NJBPU. The AUG included electric generation assets that ACE contributed, effective July 1, 2000, to Conectiv Atlantic Generation, LLC (CAG). For any reporting period, if the AUG earned less than the pro-rata portion of the annual fixed notional charge, a loss was applicable to Class A common stock. For additional information concerning the computation of earnings applicable to Class A common stock and other general information concerning Class A common stock, including information about dividend payments, conversion and redemption provisions, and allocation of consideration in a subsequent merger, refer to Note 17 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K.

Earnings applicable to Class A common stock were $0.6 million, or $0.11 per share, for the second quarter of 2002, compared to $3.1 million, or $0.54 per share, for the second quarter of 2001. Earnings per share of Class A common stock decreased by $0.43 for the second quarter of 2002 primarily due to higher operating expenses of ACE’s electric utility business, lower earnings from deregulated electric generating units, and also because ACE had earned a return on its ownership interest in nuclear electric generating plants prior to October 18, 2001, when such interests were sold.

For the six months ended June 30, 2002, a loss of $1.2 million, or $0.21 per share, was applicable to Class A common stock because the AUG earned less than the pro-rata portion ($20 million) of the annual fixed notional charge of $40 million. For the six months ended June 30, 2001, earnings of $4.0 million, or $0.70 per share, were applicable to Class A common stock. In addition to the unfavorable factors discussed above that affected the second quarter of 2002, the $0.91 decrease in earnings per share of Class A common stock for the six months ended June 30, 2002 reflects lower customer usage of electricity due to warmer winter weather during 2002.

Dividends on Class A Common Stock

Under the Conectiv/Pepco Merger Agreement, from February 9, 2001 through the closing date of the Conectiv/Pepco Merger, dividends on Class A common stock could be paid at an annual rate up to 90% of the earnings applicable to Class A common stock. Conectiv’s Board of Directors declared a dividend of $0.50 per share of Class A common stock for the three months ended March 31, 2002 and a dividend of $0.25 for the three months ended June 30, 2002. The dividend for the three months ended March 31, 2002 included a one-time payment of $0.25 per share of Class A common stock and resulted in dividends more closely approximating 90% of the earnings applicable to Class A common stock for the period from April 1, 2001 to March 31, 2002. In connection with the closing of the Conectiv/Pepco Merger on August 1, 2002, Conectiv’s Board of Directors declared a special dividend of $0.08 per share of Class A common stock.

Termination of Agreements for Sale of Electric Generating Plants

As disclosed in Note 13 to Conectiv’s Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K, the agreements between ACE and NRG Energy, Inc. (NRG) for the sale of ACE’s fossil fuel-fired electric generating plants (740 MW of capacity), including the Deepwater Station and B.L. England Station, and ACE’s interests in Conemaugh and Keystone Stations, were subject to termination by either party after February 28, 2002. NRG delivered notice to Conectiv on April 1, 2002 terminating these agreements. On May 23, 2002, Conectiv announced that it initiated a second competitive bidding process to sell these ACE-owned fossil fuel-fired electric generating plants. Conectiv expects that the competitive bidding process will result in final sales agreements in the early fall of 2002. Such agreements are subject to review and approval by the NJBPU. Conectiv cannot predict the results of the competitive bidding process, whether the NJBPU will approve any resulting sales agreements, or any related impacts upon recoverable stranded costs.

As discussed in Note 10 to Conectiv’s Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K, the BGS auction awarded about 1,900 MW, or 80% of ACE’s Basic Generation Service (BGS) load to four suppliers for the period from August 1, 2002 to July 31, 2003. For times during this period that precede the sale of ACE’s plants discussed above, ACE expects to sell, in the wholesale market, the portion of its electricity supply which exceeds the load requirement of the BGS customers.

Accounting for Contracts Involved in Energy Trading and Risk Management Activities

Conectiv is in the process of assessing the recent pronouncement issued by the Emerging Issues Task Force (EITF), entitled EITF 02-3 “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” EITF 02-3 addresses the presentation of revenues and expenses associated with “energy trading book” contracts on a gross versus net basis. Previously, the EITF concluded that presentation on a gross basis was acceptable and Conectiv presented the revenues and expenses of its energy trading business on that basis in its public financial disclosures. With the issuance of EITF 02-3 and the subsequent guidance provided by the EITF in June 2002, presentation on a net basis is required, effective for the third quarter 2002 reporting cycle.

Conectiv has not completed its evaluation of the financial statement reclassification required by EITF 02-3. However, Conectiv believes that the implementation of EITF 02-3, because of financial statement line item changes, likely will: (i) materially decrease Conectiv’s gross revenues and revenue growth; (ii) result in higher gross margins as a percentage of gross revenues; and (iii) have no impact on its overall financial position or earnings. For the year ended December 31, 2001, Conectiv’s commodity trading gross revenues were approximately $1.9 billion; Conectiv expects that a substantial portion of these revenues, and the related expenses, would be eliminated in the reclassification.

Electric Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(Dollars in millions)
Regulated electric revenues	$486.9	$495.3	$943.1	$975.8
Non-regulated electric revenues	330.2	403.5	602.0	685.1

Total electric revenues	$817.1	$898.8	$1,545.1	$1,660.9

The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). “Regulated electric revenues” include revenues for delivery (transmission and distribution) service and electricity supply service within the service areas of ACE and DPL.

The gross margin earned from total electric revenues is equal to electric revenues decreased by “electric fuel and purchased energy and capacity” expenses and increased by “deferred electric service costs.” The gross margin earned from total electric revenues decreased $47.1 million to $265.1 million for the second quarter of 2002, from $312.2 million for the second quarter of 2001. The gross margin earned from total electric revenues decreased $116.5 million to $471.5 million for the six months ended June 30, 2002, from $588.0 million for the six months ended June 30, 2001. These decreases reflect the cost of replacing the electricity produced by DPL’s electric generating plants that were sold in the second quarter of 2001, a lower amount of “deferred electric service costs,” lower wholesale sales by deregulated electric generating plants, and lower wholesale electricity prices. The gross margin for the six months ended June 30, 2002 was also adversely affected by lower customer usage of electricity due to warmer winter weather in 2002.

Regulated Electric Revenues

“Regulated electric revenues” decreased by $8.4 million to $486.9 million for the second quarter of 2002, from $495.3 million for the second quarter of 2001. “Regulated electric revenues” decreased by $32.7 million to $943.1 million for the six months ended June 30, 2002, from $975.8 million for the six months ended June 30, 2001. These decreases were primarily attributed to lower interchange and resale sales due to the sale of electric generating plants during 2001, partly offset by an increase in retail revenues due to less use of alternative suppliers by customers and other retail variances. For the six months ended June 30, 2002, retail revenues also reflect the effect of lower customer usage of electricity due to warmer winter weather in 2002.

Effective August 1, 2002, in accordance with the provisions of New Jersey’s Electric Discount and Energy Competition Act and the NJDEP’s Final Decision and Order concerning restructuring ACE’s electric utility business, ACE reduced electric rates by approximately $30 million, or 3.2%, on an annualized basis. For background information concerning the rate decreases which resulted from the restructuring of ACE’s electric utility business, see Note 10 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K.

See “Deferred Electric Service Costs” within the discussion of Operating Expenses below for information concerning a filing by ACE for a $71.6 million annual rate increase, with a proposed effective date of

August 1, 2003.

Non-regulated Electric Revenues

“Non-regulated electric revenues” result primarily from electricity trading activities and strategic generation, which is the sale of electricity, capacity and ancillary services from deregulated electric generating plants. “Non-regulated electric revenues” decreased by $73.3 million, to $330.2 million for the second quarter of 2002 from $403.5 million for the second quarter of 2001. The $73.3 million decrease for the second quarter of 2002 was primarily attributed to a $61.8 million decrease from lower electricity trading prices, and also reflected lower sales by strategic electric generation plants. “Non-regulated electric revenues” decreased by $83.1 million, to $602.0 million for the six months ended June 30, 2002 from $685.1 million for the six months ended June 30, 2001. The $83.1 million decrease in “non-regulated electric revenues” for the six months ended June 30, 2002 was primarily due to a $54.9 million decrease related to lower sales by strategic electric generation plants, reflecting lower wholesale electricity prices and the adverse effect of warmer winter weather on electricity usage. Other variances that contributed to the decrease for the six-month period were lower electricity trading prices and Conectiv’s exit from the competitive retail electricity markets.

Gas Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(Dollars in millions)
Regulated gas revenues	$27.8	$31.2	$91.4	$103.4
Non-regulated gas revenues	145.7	333.8	293.5	899.7

Total gas revenues	$173.5	$365.0	$384.9	$1,003.1

DPL has gas revenues from on-system natural gas sales, which generally are subject to price regulation, and from the transportation of natural gas for customers. Conectiv subsidiaries also trade and sell natural gas in transactions that are not subject to price regulation. The table above shows the amounts of gas revenues from sources that were subject to price regulation (regulated) and that were not subject to price regulation (non-regulated).

The gross margin (gas revenues less gas purchased) from total gas revenues increased $21.4 million to $27.7 million for the second quarter of 2002, from $6.3 million for the second quarter of 2001. The gross margin from total gas revenues increased $33.7 million to $54.1 million for the six months ended June 30, 2002, from $20.4 million for the six months ended June 30, 2001. The increases in gross margin were mainly due to more favorable results of natural gas trading.

“Regulated gas revenues” decreased by $3.4 million for the second quarter of 2002 and by $12.0 million for the six months ended June 30, 2002 primarily due to a lower volume of natural gas sold to retail customers due to warmer winter weather in 2002.

“Non-regulated gas revenues” decreased by $188.1 million, to $145.7 million for the second quarter of 2002 from $333.8 million for the second quarter of 2001 primarily due to a lower volume of natural gas trading, and also due to Conectiv’s exit from competitive retail gas markets. “Non-regulated gas revenues” decreased by $606.2 million, to $293.5 million for the six months ended June 30, 2002 from $899.7 million for the six months ended June 30, 2001. The $606.2 million revenue decrease for the six-month period included $417.3 million from lower volumes of gas trading, $118.2 million attributed to lower gas trading prices, and $70.7 million primarily due to exiting the competitive retail gas business.

Other Services Revenues

“Other services” revenues decreased $27.9 million to $109.7 million for the second quarter of 2002, from $137.6 million for the second quarter of 2001. “Other services” revenues decreased $67.4 million to $206.2 million for the six months ended June 30, 2002, from $273.6 million for the six months ended June 30, 2001. These revenue decreases were primarily due to lower revenues from the sale of petroleum products, including heating oil, mainly due to lower volume and prices, which were adversely affected by the warmer winter weather.

Primarily due to prior year gains on trading coal, the gross margin from “other services” revenues (revenues less costs of sales) decreased by $12.8 million for the second quarter of 2002 and by $24.5 million for the six months ended June 30, 2002.

Operating Expenses

Electric Fuel and Purchased Energy and Capacity

“Electric fuel and purchased energy and capacity” decreased by $63.9 million for the second quarter of 2002 and by $17.2 million for the six months ended June 30, 2002. These decreases were primarily due to lower average energy trading prices and less electricity production by deregulated electric generating units, partly offset by the cost of replacing the electricity produced by DPL’s electric generating plants that were sold June 22, 2001.

Gas Purchased

Gas purchased decreased by $212.9 million to $145.8 million for the second quarter of 2002, from $358.7 million for the second quarter of 2001. Gas purchased decreased by $651.9 million to $330.8 million for the six months ended June 30, 2002, from $982.7 million for the six months ended June 30, 2001. The decreases were mainly due to lower volumes of gas purchased for trading ($156.1 million and $423.9 million decreases for the three- and six-month periods, respectively), lower prices paid for gas purchased for trading ($34.6 million and $152.8 million decreases for the three- and six-month periods, respectively), and lower competitive retail and regulated retail sales.

Other Services’ Cost of Sales

Other services’ cost of sales decreased $15.1 million in the second quarter of 2002 and $42.9 million for the six months ended June 30, 2002 mainly due to a lower volume of petroleum products purchased at a lower average price, partly offset by cost increases for coal trading and other activities.

Operation and Maintenance Expenses

Operation and maintenance expenses decreased $10.0 million for the second quarter of 2002 mainly due to the sale of electric generating plants during 2001, partly offset by higher pension and other postretirement benefits expense. Operations and maintenance expenses increased $5.6 million for the six months ended June 30, 2002 mainly due to $16.3 million received by DPL in the first quarter of 2001 for termination of its membership in a nuclear mutual insurance company, higher pension and other postretirement benefits expense, and other increases, partly offset by decreases from the sale of electric generating plants during 2001. Pension expense has increased during 2002 mainly due to the adverse effects of stock market conditions on the fair value of trust fund assets and amortization of previous actuarial gains.

Depreciation and Amortization

Depreciation and amortization expenses decreased $10.7 million for the second quarter of 2002 and $22.2 million for the six months ended June 30, 2002 primarily due to the sale of electric generating plants during 2001 and no longer amortizing goodwill due to SFAS No. 142, partly offset by an increase for depreciation of new mid-merit electric generating plants.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $3.3 million for the second quarter of 2002 and $7.6 million for the six months ended June 30, 2002 mainly due to expiration of the amortization of a regulatory asset for New Jersey state excise taxes and lower gross receipts taxes on lower revenues.

Deferred Electric Service Costs

For the second quarter of 2002 and the six months ended June 30, 2002, there were decreases of $29.3 million and $17.9 million, respectively, in the amount of electric service costs deferred mainly due to lower costs related to ACE providing Basic Generation Service.

The balance for ACE’s deferred electric service costs was $149.5 million as of June 30, 2002. The Decision and Order issued by the NJBPU in connection with the Conectiv/Pepco Merger requires ACE to forgo recovery through customer rates of $30.5 million of deferred electric service costs, effective upon the closing of the Conectiv/Pepco Merger. On August 1, 2002, in accordance with the provisions of New Jersey’s Electric Discount and Energy Competition Act and the NJDEP’s Final Decision and Order concerning restructuring ACE’s electric utility business, ACE petitioned the NJBPU for a $71.6 million, or 8.4%, annualized increase in electric rates, effective August 1, 2003. This proposed rate increase is intended to recover ACE’s deferred cost balance as of August 1, 2003 over a four-year period and reset Power Delivery rates such that an under-recovery of certain costs is no longer embedded in rates. ACE’s recovery of the deferred costs is subject to review by the NJBPU, which will determine the amount of cost recovery in accordance with New Jersey’s Electric Discount and Energy Competition Act. Also, the Governor of New Jersey has convened a task force to review deferred balances of New Jersey electric utilities and the task force is expected to issue a report in September 2002.

Other Income

Other Income for the three and six months ended June 30, 2001 includes a pre-tax gain of $73.0 million from the recognition of a previously deferred gain related to termination of a purchased power contract, as discussed in Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K. Excluding the variance attributable to the $73.0 million gain on termination of a purchased power contract, Other Income increased $12.3 million for the second quarter 2002 and $10.3 million for the six months ended June 30, 2002, mainly due to lower losses on investments, interest income accrued on deferred electric service costs under the terms of the NJBPU’s Final Decision and Order issued in 2001 concerning restructuring ACE’s utility business, and other positive variances.

Interest Expense

Interest expense, net of capitalized amounts, decreased $9.2 million for the second quarter of 2002 and $24.0 million for the six months ended June 30, 2002, primarily due to lower amounts of outstanding long-term debt, including current maturities, and lower interest rates, which resulted in lower interest expense on Conectiv’s $1.1 billion of short-term debt, $158.4 million of variable rate demand bonds, and $249.8 million of other debt with variable rates.

Income Taxes

Income taxes decreased by $158.6 million for the second quarter of 2002 and $175.6 million for the six months ended June 30, 2002 mainly due to lower income from continuing operations before income taxes.

Liquidity and Capital Resources

Due to $253.5 million of cash provided by operating activities, $319.8 million of cash used by investing activities, and $42.3 million of cash provided by financing activities, cash and cash equivalents decreased by $24.1 million during the six months ended June 30, 2002.

For the six months ended June 30, 2002 compared to the same period in 2001, net cash flows from operating activities increased by $294.6 million. A decrease in working capital requirements for energy trading and hedging activities, lower interest expense payments, and higher income tax refunds were the primary factors that resulted in the increase in net cash flow from operations.

Capital expenditures of $335.8 million for the six months ended June 30, 2002 included $234.3 million for mid-merit electric generation plants and the remaining expenditures were primarily for the electric transmission and distribution systems of ACE and DPL. On May 15, 2002, the waste heat recovery boiler and steam turbine that was installed for combined cycle operation at the new mid-merit Hay Road plant (Hay Road Units 5-8) began commercial operation, bringing the electric generating capacity of Hay Road Units 5-8 to 545 MW. Construction at the Bethlehem, Pennsylvania site also continued to move forward. At the Bethlehem site, two 545 MW combined cycle power plants are expected to be installed. Three combustion turbines are expected to be in service by the end of 2002, and the remaining three are expected to be operational by the second quarter of 2003. The waste heat recovery boilers and related steam turbines are expected to be operational in phases, beginning in mid-2003.

In order to finance the power plants under construction at the Bethlehem site, CBI entered into the CBI Credit Agreement with various banks and financial institutions on June 25, 2002. Under this agreement, CBI may borrow up to $365 million as a construction loan and convert the construction loan to a term loan after completing construction of the two 545 MW combined cycle power plants. The construction loan period and term loan period are expected to be approximately two years each. Borrowings under the CBI Credit Agreement bear interest based upon a variable interest rate and are secured by a lien on CBI and all tangible, intangible, and real property of CBI. On July 11, 2002, CBI entered into an interest rate swap agreement which effectively converted the variable interest rate on 75% of the expected average loan balance ($221 million) to a fixed rate of 4.15%.

The CBI Credit Agreement contains various terms and conditions which include the following: (i) Guarantees by Conectiv associated with CESI’s agreement to purchase energy and capacity from CBI and other guarantees related to obligations of Conectiv subsidiaries under agreements related to constructing and operating the CBI Project; (ii) A “ratings trigger” requirement that could possibly result in the deposit of cash up to the amount of the loan in the event Conectiv’s debt ratings fall below certain levels, (iii) A “depository agreement” governing the disbursement of cash provided by the operations of the power plants, and (iv) Events of default. See “Conectiv Bethlehem, Inc. Project Financing” in Note 9 to the Consolidated Financial Statements herein for additional information concerning these terms and conditions.

Conectiv’s financing activities for the six months ended June 30, 2002 included the following (i) payment of $40.8 million of common dividends, (ii) the redemption of the $12.45 million of ACE’s $7.80 annual dividend rate preferred stock on May 1, 2002; (iii) an $18.1 million increase in short-term debt; (iv) payment of $17.5 million of financing costs primarily associated with the CBI Credit Agreement; (v) the issuance of $296.0 million of long-term debt, including $250 million of 5.3% notes, due June 1, 2005, issued by Conectiv and $46 million of bonds issued on behalf of DPL, including $15.0 million of variable rate bonds due May 1, 2032 and $31.0 million of 5.2% bonds due February 1, 2019; and (vi) the redemption of $201.0 million of long-term debt including $27.5 million of DPL’s 8.5% First Mortgage Bonds on February 1, 2002, $46.0 million of DPL’s bonds (6.78% average fixed rate) on June 3, 2002, $20.0 million of ACE’s 6.46% Medium Term Notes on April 1, 2002, $5.0 million of ACE’s 7.04% Medium Term Notes on May 28, 2002, and $100.0 million of Conectiv’s 6.73% Medium Term Notes on June 1, 2002. Also see Note 9 to the Consolidated Financial Statements herein for other information concerning debt of Conectiv and its subsidiaries.

Conectiv’s capital structure including short-term debt and current maturities of long-term debt, expressed as a percentage of total capitalization, is shown below.

	June 30, 2002	December 31, 2001

Common stockholders’ equity	29.2%	28.5%
Preferred stock	0.8%	1.1%
Preferred trust securities	3.6%	3.7%
Long-term debt and variable rate demand bonds	35.6%	34.2%
Short-term debt and current maturities of long-term debt	30.8%	32.5%

As of June 30, 2002, Conectiv had a $1,057.9 million short-term debt balance (2.5% average interest rate) which included $382.0 million of short-term notes held by financial institutions and $675.9 million of commercial paper.

Effective with the Conectiv/Pepco Merger, Conectiv’s credit agreements of $1.035 billion in the aggregate and DPL’s credit agreement of $105 million were terminated. PHI entered into a $1.5 billion credit agreement for general corporate purposes, including commercial paper back-up. Under the PHI credit agreement, a borrowing sublimit of $1.0 billion exists for PHI and a borrowing sublimit of $500 million exists for aggregate borrowings by Pepco, DPL, and ACE, limited to $300 million for each such borrower. Conectiv is not a party to the PHI credit agreement. Conectiv expects that its future funding requirements will be satisfied primarily through dividends received from its subsidiaries and funding from PHI.

Conectiv’s ratio of earnings to fixed charges under the SEC Method is shown below. See Exhibit 12, Ratio of Earnings to Fixed Charges, for additional information.

	Six Months Ended June 30,	Year Ended December 31,

	2002	2001	2000	1999	1998	1997

Ratio of Earnings to Fixed Charges (SEC Method)	2.11	3.80	2.33	2.20	2.55	2.72

Conectiv’s energy contracts for trading activities which are accounted for at fair value are shown in the table below. All fair values are based on prices actively quoted or prices provided by other external sources.

	Energy Trading Contracts Fair Value as of June 30, 2002

Sources of Fair Value	Total Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years

	(Dollars in Millions)
Prices actively quoted	$42.8	$45.6	$(2.8)
Prices provided by other external sources	18.6	12.3	6.3

Total	$61.4	$57.9	$3.5

The change in the fair value of Conectiv’s energy trading contracts for the six months ended June 30, 2002 is shown in the table below.

Fair Value Of Energy Trading Contracts

(Dollars in Millions)
Fair value of contracts outstanding as of December 31, 2001	$29.0
Less: Contracts realized or otherwise settled	6.3
Plus: Fair value of new contracts when initially entered	—
Changes in fair value attributable to changes in valuation techniques and assumptions	—
Other changes in fair value	38.7

Fair value of contracts outstanding as of June 30, 2002	$61.4

On May 8, 2002, Moody’s Investor Service (Moody’s) issued a press release confirming the securities ratings of Conectiv, ACE and DPL. On May 14, 2002, Standard & Poor’s (S&P) issued a press release confirming the corporate credit rating of Conectiv and lowering the corporate credit ratings of ACE and DPL. S&P also announced ratings actions for the securities of Conectiv, ACE and DPL, some of which included downgrades.

The credit ratings assigned to securities of Conectiv, ACE and DPL are shown in the table below:

	Conectiv			ACE			DPL

Type of Security	Moody’s	S&P		Moody’s	S&P		Moody’s	S&P

Corporate credit rating	Baa1	BBB	+	A3	BBB	+	A3	A	-
Senior secured debt	—	—		A2	BBB	+	A2	A
Senior unsecured debt	Baa1	BBB		A3	BBB		A3	BBB	+
Short-term debt	P-2	A-2		P-1	A-2		P-1	A-2
Preferred stock	—	—		Baa2	BBB	-	Baa2	BBB
Preferred trust securities	—	—		Baa1	BBB	-	Baa1	BBB

The previous ratings for securities of Conectiv, ACE and DPL can be found in Item 7 of Part II of Conectiv’s 2001 Annual Report on Form 10-K. Securities ratings are not a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time by the respective rating agencies. Each rating should be evaluated independently of any other rating. Changes in credit ratings could affect Conectiv’s cost of capital and access to capital markets as well as affect the liquidity of Conectiv’s energy trading activities.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”) provides a “safe harbor” for forward-looking statements to encourage such disclosures without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statements. Forward-looking statements have been made in this Report. Such statements are based on beliefs of Conectiv’s management (“Management”) as well as assumptions made by and information currently available to Management. When used herein, the words “will,” “anticipate,” “estimate,” “expect,” “objective,” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among other, the following: prevailing federal and state governmental policies and regulatory actions affecting the energy industry, including without limitation with respect to allowed rates of return, industry and rate structures, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power expenses, deregulation of energy supply, unbundling of delivery services, and present or prospective wholesale and retail competition (including without limitation retail wheeling and transmission costs); an increasingly competitive and volatile energy marketplace, including without limitation volatility in market demand and prices for energy, capacity and fuel and competition for new energy development opportunities and other opportunities; potential negative impacts resulting from an economic downturn; ability to secure electric and natural gas supply to fulfill sales commitments at favorable prices; operating performance of power plants; sales retention and growth; population growth rates and demographic patterns; growth in demand, sales and capacity to fulfill demand; the effects of weather; changes in construction or project costs; unanticipated changes in operating expenses and capital expenditures; operating restrictions; increased costs and construction delays attributable to environmental and safety laws, regulations and policies; legal and administrative proceedings (whether civil or criminal) and settlements that influence the company’s business and profitability; changes in tax rates or policies or in rates of inflation; restrictions on the ability to obtain financing and other restrictions imposed by the Public Utility Holding Company Act of 1935; capital market conditions; interest rate fluctuations and credit market concerns; and effects of geopolitical events, including the threat of domestic terrorism.

Any forward-looking statements speak only as of the date of this Report and Conectiv undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for Conectiv to predict all such factors, nor can it assess the impact of any such factor on Conectiv’s business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. The foregoing list of factors pursuant to the Litigation Reform Act should not be construed as exhaustive or as admission regarding the adequacy of disclosures made prior to the effective date of the Litigation Reform Act.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As previously disclosed under “Quantitative and Qualitative Disclosures About Market Risk” on pages II-30 to II-31 of Conectiv’s 2001 Annual Report on Form 10-K, Conectiv is subject to market risks, including interest rate risk, equity price risk, and commodity price risk. An update appears below.

Interest Rate Risk

Conectiv is subject to the risk of fluctuating interest rates in the normal course of business. Conectiv manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. The effect of a hypothetical 10% change in interest rates on the annual interest costs for short-term and variable rate debt was approximately $3.5 million as of June 30, 2002 and $3.9 million as of December 31, 2001.

Equity Price Risk

As discussed in Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv’s 2001 Annual Report on Form 10-K, Conectiv holds investments in marketable equity securities and venture capital funds, which invest in securities of technology and service companies related to energy, utility, and communication industries. Conectiv is exposed to equity price risk through the securities invested in by the venture capital funds and the marketable securities held directly by Conectiv. The potential change in the fair value of these investments resulting from a hypothetical 10% change in quoted securities prices was approximately $1.8 million as of June 30, 2002 and $2.0 million as of December 31, 2001. Due to the nature of these investments and market conditions, the fair value of these investments may change by substantially more than 10%.

Commodity Price Risk

Conectiv’s participation in wholesale energy markets includes trading and arbitrage activities, which expose Conectiv to commodity market risk. To the extent Conectiv has net open positions, controls are in place that are intended to keep risk exposures within management-approved risk tolerance levels. Conectiv engages in commodity hedging activities to minimize the risk of market fluctuations associated with the purchase and sale of energy commodities (natural gas, petroleum, coal and electricity). Some of Conectiv’s hedging activities are conducted using derivative instruments designated as “cash flow hedges,” which are designed to reduce the variability in future cash flows. Conectiv also hedges its commodity ownership (including electricity produced by Conectiv’s electric generating plants) with offsetting energy transactions (including sales of electricity and other commodities). Conectiv’s energy commodity hedging objectives, in accordance with its risk management policy, are primarily the assurance of stable and known cash flows and the fixing of favorable prices and margins when they become available. Conectiv manages to the objective of hedging the variability in future cash flows for forecasted energy output from its generation assets at 75% or greater of such forecasted output over a period of 36 months. As of June 2002, Conectiv’s average forecasted hedge position for the forward 36 months exceeded that objective.

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

Conectiv uses a value-at-risk model to assess the market risk of its electricity, gas, and petroleum products commodity activities. The model includes fixed price sales commitments, physical forward contracts, and commodity derivative instruments. Value-at-risk represents the potential gain or loss on instruments or portfolios due to changes in market factors, for a specified time period and confidence level. Conectiv estimates value-at-risk across its power, gas, and petroleum products commodity business using a delta-normal variance/covariance model with a 95 percent confidence level and assuming a five-day holding period. Since value-at-risk is an estimate, it is not necessarily indicative of actual results that may occur. Conectiv’s calculated value-at-risk with respect to its commodity price exposure associated with contractual arrangements was approximately $17.6 million as of June 30, 2002 compared to $3.7 million as of December 31, 2001. The increase reflects a higher level of energy trading activities as of June 30, 2002, in comparison to December 31, 2001. The average, high, and low value-at-risk for the six months ended June 30, 2002 was $22.8 million, $47.8 million and $3.5 million, respectively.

The value-at-risk amounts discussed above include derivatives which are used for hedging. For risk management purposes, Conectiv calculates value-at-risk excluding derivatives used for hedging. The value-at-risk excluding derivatives used for hedging was $1.3 million as of June 30, 2002 and the average, high, and low for the six months ended June 30, 2002 was $6.1 million, $13.8 million and $1.2 million, respectively.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information reported under the heading “Environmental Matters,” “Air Quality Regulations” in Note 11 to the Consolidated Financial Statements under Item 1 in Part I herein, is incorporated by reference.

Information reported under the heading “Other Matters” in Note 11 to the Consolidated Financial Statements under Item 1 in Part I herein, concerning an agreement for ACE to sell electric distribution facilities to the City of Vineland is incorporated by reference.

Item 5.	Other Information

During May and June 2002, CESI responded on the following dates to Federal Energy Regulatory Commission (FERC) inquiries concerning CESI’s energy trading activities: (i) May 17, 2002, to a FERC data request asking whether it had engaged in any of the questionable energy trading strategies in which Enron had engaged; (ii) May 23, 2002, to a FERC data request asking whether it had engaged in any “round trip” or “wash” transactions in the Western System Coordinating Counsel; and (iii) June 5, 2002, to a FERC data request asking whether it had engaged in any “round trip” or “wash” transactions in gas into California or Texas. In all of the responses, CESI stated that it did not engage in any such transactions.

The following information updates the disclosure in Part I of Conectiv’s 2001 Annual Report on Form 10-K concerning the PJM Interconnection, L.L.C. (PJM). On April 1, 2002, the transmission system of Allegheny Power began operating under the PJM’s functional control as PJM West. Allegheny Power operates in parts of Maryland, Ohio, Pennsylvania, Virginia, and West Virginia. On June 26, 2002, American Electric Power, Commonwealth Edison, Illinois Power, and National Grid signed a memorandum of understanding with PJM to develop an independent transmission company that would operate as part of PJM West and expand the size of PJM West. On June 25, 2002, Dominion and PJM signed an agreement, which is subject to regulatory approvals, for Dominion’s transmission lines to be operated on a regional basis by PJM, as PJM South.

On August 1, 2002, Conectiv’s Board of Directors, as reported in Item 10 of Part III of Conectiv’s 2001 Annual Report on Form 10-K, were replaced in connection with the change in control that resulted from the Conectiv/Pepco Merger. The following persons were named to the new Board of Directors:

  John M. Derrick, Jr., Chairman
  Dennis R. Wraase, Director
  William T. Torgerson, Director
  Andrew W. Williams, Director
  Thomas S. Shaw, Director.

John M. Derrick, Jr. is Chairman and Chief Executive Officer of PHI, and Chairman and Chief Executive Officer of Conectiv. Dennis R. Wraase is President and Chief Operating Officer of PHI. Andrew W. Williams is Senior Vice President and Chief Financial Officer of PHI. Thomas S. Shaw is Executive Vice President of PHI, and President and Chief Operating Officer of Conectiv.

The executive officers of Conectiv, as previously reported on page I-12 in Part I of Conectiv’s 2001 Annual Report on Form 10-K changed as a result of the Conectiv/Pepco Merger, effective August 1, 2002. Howard E. Cosgrove and John C. van Roden were replaced and the following were elected as executive officers of Conectiv:

  John M. Derrick, Chairman and Chief Executive Officer
  Thomas S. Shaw, President and Chief Operating Officer
  James P. Lavin, Senior Vice President and Chief Financial Officer
  Barbara S. Graham, Senior Vice President
  Joseph M. Rigby, Senior Vice President
  William H. Spence, Senior Vice President

Until August 14, 2002, Thomas S. Shaw is the designated principal executive officer for Conectiv, after which John M. Derrick, as Chief Executive Officer, will assume that responsibility. After August 14, 2002, Conectiv expects that Andrew W. Williams will be Senior Vice President and Chief Financial Officer, and James P. Lavin will be Vice President and Controller.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number

3-A	Restated Certificate of Incorporation of Conectiv, effective August 1, 2002

3-B	Conectiv’s Amended and Restated By-Laws, effective August 1, 2002

10-A	Non-Competition, Non-Solicitation, and Confidentiality Agreement by and between Conectiv and Howard E. Cosgrove

10-B	Change in Control Severance Agreement – Howard Cosgrove

10-C	Non-Competition, Non-Solicitation, and Confidentiality Agreement by and between Conectiv and John C. van Roden, Jr.

10-D	Change in Control Severance Agreement – John C. van Roden, Jr.

10-E	Restricted Stock Agreement between Thomas S. Shaw and Conectiv

12	Ratio of Earnings to Fixed Charges

99	Certificate of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

On April 2, 2002, Conectiv filed a Current Report on Form 8-K dated April 1, 2002 reporting on Item 5, Other Events.

On June 7, 2002, Conectiv filed a Current Report on Form 8-K dated June 7, 2002 reporting on Item 7, Financial Statements and Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Conectiv (Registrant)
Date: August 14, 2002	/s/ Thomas S. Shaw

Thomas S. Shaw, President and Chief Operating Officer (Principal Executive Officer)

/s/ James P. Lavin

James P. Lavin
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)