Form 10-Q
period 2002-09-30
CONECTIV
filed 2002-11-13
CIK 1029590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended			September 30, 2002
Commission File Number			1-13895

CONECTIV (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)			51-0377417 (I.R.S. Employer Identification No.)

800 King Street, P.O. Box 231, Wilmington, Delaware (Address of principal executive office)			19899 (Zip Code)
202-872-2000 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ X ]	No	[ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
All 100 issued and outstanding shares of Conectiv common stock, $0.01 per share par value, are owned by Pepco Holdings, Inc.
Conectiv Table of Contents
		Page
Part I. Financial Information:
Item 1.	Financial Statements
	Consolidated Statements of Income for the three and nine months ended September 30, 2002, and September 30, 2001	1
	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2002, and September 30, 2001	2
	Consolidated Balance Sheets as of September 30, 2002, and December 31, 2001	3-4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2002, and September 30, 2001	5
	Notes to Consolidated Financial Statements	6-19
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36-37
Item 4.	Controls and Procedures	37
Part II. Other Information
Item 1.	Legal Proceedings	37
Item 6.	Exhibits and Reports on Form 8-K	38
Signatures and Certifications		39-43

PART I. FINANCIAL INFORMATION Item 1. Financial Statements
CONECTIV CONSOLIDATED STATEMENTS OF INCOME (Dollars in Thousands) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
OPERATING REVENUES
Electric	$1,051,318	$860,640	$2,227,811	$2,178,132
Gain on sales of electric generating plants	-	-	15,817	297,140
Gas	72,582	61,927	294,998	341,174
Other services	118,427	118,228	307,174	391,810
	1,242,327	1,040,795	2,845,800	3,208,256

OPERATING EXPENSES
Electric fuel and purchased energy and capacity	744,120	597,525	1,489,585	1,385,346
Gas purchased	56,035	57,913	224,351	316,775
Other services' cost of sales	108,723	104,257	272,581	328,441
Merger-related costs	72,963	13,488	75,394	14,573
Operation and maintenance	127,420	125,143	366,062	359,573
Loss on sale of leveraged leases	2,089	-	19,674	-
Impairment of office building held for sale	3,977	-	3,977	-
Depreciation and amortization	48,077	55,024	146,448	175,559
Taxes other than income taxes	18,098	20,891	48,896	59,246
Deferred electric service costs	(8,974)	(67,049)	(49,406)	(125,370)
	1,172,528	907,192	2,597,562	2,514,143
OPERATING INCOME	69,799	133,603	248,238	694,113

OTHER INCOME	7,018	5,096	13,548	74,291

INTEREST EXPENSE
Interest charges	39,722	43,689	117,462	146,730
Capitalized interest and allowance for borrowed funds used during construction	(3,706)	(3,206)	(12,049)	(12,958)
	36,016	40,483	105,413	133,772

PREFERRED STOCK DIVIDEND REQUIREMENTS OF SUBSIDIARIES	3,803	4,487	11,891	14,689

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	36,998	93,729	144,482	619,943

INCOME TAXES	18,254	31,810	64,205	253,401

INCOME FROM CONTINUING OPERATIONS	18,744	61,919	80,277	366,542

DISCONTINUED TELECOMMUNICATION OPERATIONS
LOSS FROM OPERATIONS, NET OF INCOME TAXES	-	-	-	(7,696)
LOSS FROM DISPOSAL, NET OF INCOME TAXES	-	-	-	(118,788)

INCOME BEFORE EXTRAORDINARY ITEM	18,744	61,919	80,277	240,058

EXTRAORDINARY ITEM--LOSS ON EXTINGUISHMENT OF DEBT (NET OF $1,885 OF INCOME TAXES)	-	(2,790)	-	(2,790)
NET INCOME	$18,744	$59,129	$80,277	$237,268

See accompanying Notes to Consolidated Financial Statements.

CONECTIV CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in Thousands) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$18,744	$59,129	$80,277	$237,268

Other comprehensive income / (loss), net of taxes

Energy commodity derivative instruments designated as cash flow hedges

Unrealized gain / (loss) from cash flow hedges net of reclassification adjustments and net of taxes of $3,654 and $8,434 for the three months ended September 30, 2002 and 2001, respectively, and net of taxes of $42,754 and $46,806 for the nine months ended September 30, 2002 and 2001, respectively	(5,289)	(12,208)	61,881	(67,746)

Cumulative effect of a change in accounting resulting from adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," net of taxes of $2,380	-	-	-	3,445

Unrealized loss on marketable securities net of reclassification adjustments and net of taxes of $302 and $4,757 for the three months ended September 30, 2002 and 2001, respectively, and net of taxes of $1,462 and $5,578 for the nine months ended September 30, 2002 and 2001, respectively	(561)	(8,835)	(2,714)	(10,360)

Interest rate swap agreement designated as cash flow hedge

Unrealized gain / (loss) from cash flow hedge net of reclassification adjustments and net of taxes of $3,695 and $3,695 for the three and nine months ended September 30, 2002, respectively	(6,823)	-	(6,823)	-

Other comprehensive income / (loss), net of taxes	(12,673)	(21,043)	52,344	(74,661)

Comprehensive income	$6,071	$38,086	$132,621	$162,607

See accompanying Notes to Consolidated Financial Statements.

CONECTIV CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited)
ASSETS	September 30, 2002	December 31, 2001

Current Assets
Cash and cash equivalents	$ 80,434	$ 52,871
Accounts receivable, net of allowances of $31,212 and $32,162, respectively	662,705	636,404
Inventories, at average cost
Fuel (coal, oil and gas)	58,250	81,448
Materials and supplies	45,529	44,604
Deferred energy supply costs	-	25,525
Deferred income taxes, net :
Assets held and used	4,698	-
Office building held for sale as of September 30, 2002	793	-
Prepayments and other	47,237	76,107
	899,646	916,959

Investments
Investment in leveraged leases	-	45,314
Funds held by trustee	6,602	12,136
Other investments	58,130	60,845
	64,732	118,295

Property, Plant and Equipment
Electric generation	1,221,642	1,067,464
Electric transmission and distribution	2,864,170	2,761,570
Gas transmission and distribution	294,943	284,982
Other electric and gas facilities	222,646	298,033
Other property, plant, and equipment
Assets held and used	171,948	173,501
Office building held for sale as of September 30, 2002	8,406	8,337
	4,783,755	4,593,887
Less: Accumulated depreciation
Assets held and used	1,791,848	1,730,551
Office building held for sale as of September 30, 2002	5,422	1,335
Net plant in service	2,986,485	2,862,001
Construction work-in-progress	785,915	584,440
Intangibles	56,235	73,311
Goodwill, net of accumulated amortization of $42,817 and $42,817, respectively	313,124	312,789
	4,141,759	3,832,541

Deferred Charges and Other Assets
Regulatory assets:
Recoverable stranded costs, net	879,129	944,529
Other non-current regulatory assets	311,295	294,114
Prepaid pension costs	94,609	91,891
Unamortized debt expense	38,099	25,513
Other	39,556	32,440
	1,362,688	1,388,487
Total Assets	$6,468,825	$6,256,282
See accompanying Notes to Consolidated Financial Statements.

CONECTIV CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited)
CAPITALIZATION AND LIABILITIES	September 30, 2002	December 31, 2001

Current Liabilities
Short-term debt	$ 396,843	$1,039,820
Long-term debt due within one year	424,757	397,963
Variable rate demand bonds	158,430	158,430
PHI money pool lendings	121,394	-
Notes payable to associated companies	577,744	-
Accounts payable	349,315	351,382
Accounts payable to associated companies	31,230	-
Derivative instruments	61,757	87,876
Other current liabilities	321,336	197,109
	2,442,806	2,232,580

Deferred Credits and Other Liabilities
Other postretirement benefits obligation	88,699	89,836
Deferred income taxes, net	766,744	843,039
Deferred investment tax credits	47,100	49,542
Regulatory liability for New Jersey income tax benefit	49,262	49,262
Above-market purchased energy contracts and other electric restructuring liabilities
	74,483	85,326
Derivative instruments	17,332	28,852
Other	39,526	43,736
	1,083,146	1,189,593

Capitalization
Common stock: $0.01 per share par value; 1,000 shares authorized in 2002, shares outstanding - - 100; 150,000,000 shares authorized in 2001, shares outstanding - - 82,957,613

	-	830
Class A common stock, $0.01 per share par value; 10,000,000 shares authorized, shares outstanding - - 5,742,315 in 2001	-	57
Additional paid-in capital - - common stock	1,121,448	1,027,790
Additional paid-in capital - - Class A common stock	-	93,738
Retained earnings	234,546	209,336
Unearned compensation	-	(1,719)
Accumulated other comprehensive income	(13,587)	(65,931)
Total common stockholders' equity	1,342,407	1,264,101
Preferred stock and securities of subsidiaries:
Not subject to mandatory redemption	35,813	35,813
Subject to mandatory redemption	-	12,450
Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures	165,000	165,000
Long-term debt	1,399,023	1,356,003
Long-term capital lease obligation	630	742
	2,942,873	2,834,109

Commitments and Contingencies (Note 14)

Total Capitalization and Liabilities	$6,468,825	$6,256,282

See accompanying Notes to Consolidated Financial Statements.

CONECTIV CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)
Nine Months Ended September 30,
2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 80,277	$237,268
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	147,629	187,985
Deferred income taxes, net	(65,447)	16,319
Gains on sales of electric generating plants	(15,817)	(297,140)
Loss on sale of leveraged leases	19,674	-
Deferred electric service costs and gas supply costs	12,002	(106,190)
Recognition of deferred gain on contract termination	-	(73,015)
Provision for loss on disposal of discontinued operations	-	177,245
Non-cash loss / (earnings) of equity method investee	5,264	5,223
Net change in:
Accounts receivable	(324,334)	8,139
Inventories	22,273	(24,961)
Accounts payable	375,618	(120,914)
Accrued / prepaid taxes	132,123	104,864
Other current assets & liabilities (1)	22,854	(67,988)
Other, net	17,873	(4,330)
Net cash provided (used) by operating activities	429,989	42,505

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(500,830)	(416,439)
Investments in partnerships	(2,945)	(22,974)
Proceeds from sales of electric generating plants	10,000	641,734
Proceeds from other assets sold	33,150	24,566
Net cash of subsidiaries transferred to PHI	(1,530)	-
Increase in funds held by trustee	-	141
Leveraged leases, net	-	606
Other, net	(774)	(930)
Net cash provided (used) by investing activities	(462,929)	226,704

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock dividends paid	(75,987)	(65,391)
Preferred stock redeemed	(12,450)	(71,370)
Long-term debt issued	296,000	59,000
Long-term debt redeemed	(226,349)	(355,306)
Principal portion of capital lease payments	(112)	(8,835)
Notes payable to associated companies	577,744	-
PHI money pool lendings	164,877	-
Net increase (decrease) in short-term debt	(642,977)	119,501
Cost of issuances and refinancings	(20,243)	(20,624)
Net cash provided (used) by financing activities	60,503	(343,025)
Net change in cash and cash equivalents	27,563	(73,816)
Cash and cash equivalents at beginning of period	52,871	123,562
Cash and cash equivalents at end of period	$ 80,434	$ 49,746

(1) Other than debt and deferred income taxes classified as current.
See accompanying Notes to Consolidated Financial Statements.
CONECTIV NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Financial Statement Presentation

Conectiv's consolidated condensed interim financial statements contained herein include the accounts of Conectiv and its majority-owned subsidiaries and reflect all adjustments, consisting of only normal recurring adjustments, necessary in the opinion of management for a fair presentation of interim results. In accordance with regulations of the Securities and Exchange Commission (SEC), disclosures that would substantially duplicate the disclosures in Conectiv's 2001 Annual Report on Form 10-K have been omitted. Accordingly, Conectiv's consolidated condensed interim financial statements contained herein should be read in conjunction with Conectiv's 2001 Annual Report on Form 10-K.

As discussed in Notes 1, 5, and 27 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2001 Annual Report on Form 10-K, due to the sale of substantially all of the assets of the Telecommunication business segment on November 14, 2001, the Telecommunication business segment operating results for the three and nine months ended September 30, 2001 and the loss from disposal of the business are classified as discontinued telecommunication operations within the Consolidated Statements of Income. As discussed in Notes 1 and 27 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2001 Annual Report on Form 10-K, under-recoveries of costs related to Basic Generation Service (BGS) for the three and nine months ended September 30, 2001 have been reclassified within the Consolidated Statements of Income from electric operating revenues to operating expenses, as a separate line item captioned "Deferred electric service costs." See the discussion below for information concerning the change to a net presentation of revenues and expenses associated with "energy trading book" contracts that were previously reported on a gross basis. Certain other reclassifications of prior period data have been made to conform with the current presentation.

In 2002, a pronouncement was issued by the Emerging Issues Task Force entitled EITF Issue No. 02-3 (EITF 02-3) "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which addresses the presentation of revenues and expenses associated with "energy trading book" contracts on a gross versus net basis. Previously, the EITF concluded that presentation on a gross basis was acceptable and Conectiv presented the revenues and expenses of its energy trading business on that basis in its public financial disclosures. Effective for the third quarter of 2002, based on EITF 02-3 and the subsequent guidance provided by the EITF in June and September 2002, Conectiv early adopted the provisions to present energy trading revenues and expenses on a net basis for all reporting periods. As a result, energy trading revenues and expenses previously reported on a gross basis have been reclassified to a net presentation, as shown in the table below. The reclassification had no effect on operating income and net income.

Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
(Dollars in Thousands)
Operating revenues, as previously reported	$1,601,927	$4,836,657
Reclassification	(561,132)	(1,628,401)
Operating revenues, as reclassified	$1,040,795	$3,208,256
Operating expenses, as previously reported	$1,468,324	$4,142,544
Reclassification	(561,132)	(1,628,401)
Operating expenses, as reclassified	$907,192	$2,514,143

On October 25, 2002, the EITF rescinded Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Conectiv's interpretation of EITF 98-10 is consistent with the current rules that are being applied under Statement of Financial Accounting Standards (SFAS) No. 133 and therefore, management does not believe that rescinding EITF 98-10 will impact its financial position or results of operations.

On April 30, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt (an amendment of APB Opinion No. 30)." SFAS No. 4 had required that material gains and losses on extinguishment of debt be classified as an extraordinary item. Under SFAS No. 145, SFAS No. 4 is rescinded effective for fiscal years beginning after May 15, 2002. Due to the rescission of SFAS No. 4, it is less likely that a gain or loss on extinguishment of debt would be classified as an extraordinary item in Conectiv's Consolidated Statement of Income.

On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The primary effect of applying SFAS No. 146 will be on the timing of recognition of costs associated with exit or disposal activities. In many cases, those costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of the commitment. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Effective January 1, 2002, Conectiv implemented SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Under SFAS No. 142, goodwill that has not been included in the rates of a regulated utility subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," is no longer amortized. The portion of goodwill included in regulated utility rates ($15.4 million as of September 30, 2002 and $17.5 million as of December 31, 2001) has been reclassified from goodwill to "other non-current regulatory assets" and continues to be amortized as a regulatory asset. Conectiv's goodwill balance of $313.1 million as of September 30, 2002 and December 31, 2001 is associated with the Power Delivery business segment, as defined in Note 15 to the Consolidated Financial Statements included herein. Conectiv has completed the test for impairment of goodwill in accordance with the implementation requirements of SFAS No. 142. The test resulted in no impairment of goodwill, as of January 1, 2002, because the fair value of the Power Delivery business segment exceeded its book value carrying amount, including goodwill.

The following table reconciles reported net income to amounts adjusted to exclude the amortization of goodwill, after income taxes.

Three Months Ended September 30,	Nine Months Ended September 30,
2002 2001	2002 2001
(Dollars in Thousands)
Reported net income	$18,744	$59,129	$80,277	$237,268
Add back: Goodwill amortization	-	2,018	-	6,109
Adjusted net income	$18,744	$61,147	$80,277	$243,377
Note 2. Supplemental Cash Flow Information
		Nine Months Ended September 30,
		2002 2001
		(Dollars in Thousands)
Cash paid (received) for:
Interest, net of amounts capitalized		$100,198		$138,201
Income taxes, net of refunds		$(13,488)		$74,303

Non-cash Investing and Financing Transactions

See Note 4 to the Consolidated Financial Statements for information concerning (i) Conectiv's contribution of Conectiv Resource Partners, Inc. (the name of which was changed to PHI Service Company on August 8, 2002) (CRP) to Pepco Holdings, Inc. (PHI), and (ii) the cancellation of Conectiv's common stock and Class A common stock.

Note 3. Income Taxes

The amounts computed by multiplying "Income from continuing operations before income taxes" by the federal statutory rate is reconciled in the table below to income tax expense on continuing operations.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002		2001		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Statutory federal income tax expense	$12,949	35%	$32,805	35%	$50,569	35%	$216,980	35%
State income taxes, net of federal benefit	5,006	13	7,505	8	14,209	10	41,062	7
Regulatory asset basis difference	-	-	-	-	-	-	4,876	1
Depreciation	1,000	3	1,474	2	3,000	2	4,421	1
Non-deductible goodwill	-	-	632	1	-	-	1,897	-
Investment tax credit amortization	(814)	(2)	(936)	(1)	(2,442)	(2)	(8,787)	(1)
Resolution of income tax matters *	-	-	(10,000)	(11)	-	-	(10,000)	(2)
Other, net	113	-	330	-	(1,131)	(1)	2,952	-
Income taxes	$18,254	49%	$31,810	34%	$64,205	44%	$253,401	41%

* Reflects changes in estimates of previously accrued income taxes due to resolution of uncertainties.

State income taxes are higher than statutory rates due to required valuation allowances against deferred tax assets for net operating losses being carried forward into future tax years.

Note 4. Acquisition of Conectiv by Pepco Holdings, Inc.

The information below updates the information included in Note 4 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2001 Annual Report on Form 10-K.

On August 1, 2002, Conectiv was acquired by PHI in a transaction pursuant to an Agreement and Plan of Merger (the Conectiv/Pepco Merger Agreement), dated as of February 9, 2001, among PHI (formerly New RC, Inc.), Conectiv and Potomac Electric Power Company (Pepco), in which Pepco and Conectiv merged with subsidiaries of PHI (the Conectiv/Pepco Merger). As a result of the Conectiv/Pepco Merger, Conectiv and Pepco each became subsidiaries of PHI. The outstanding shares of Conectiv common stock and Conectiv Class A common stock were cancelled and the common stock of Merger Sub B was converted into 100 shares of $0.01 par value per share common stock of Conectiv, owned by PHI. The change in common stock outstanding resulted in a $0.9 million decrease in the par value of common stock and a $0.9 million increase in additional paid-in capital; total common stockholder's equity was unaffected.

The holders of Conectiv common stock, par value $.01 per share, and Conectiv Class A common stock, par value $.01 per share, outstanding immediately prior to the Conectiv/Pepco Merger received, in exchange for their shares, cash in the aggregate amount of $1.1 billion and approximately 56.2 million shares of PHI common stock. The number of shares of PHI common stock, cash or combination thereof received by each holder of Conectiv common stock or Class A common stock depended on the stockholder's individual election (or failure to make an election) and the prorationing provisions of the Conectiv/Pepco Merger Agreement. Pursuant to the terms of the Rights Amendment, dated as of February 9, 2001, to the Rights Agreement, dated as of April 23, 1998, between Conectiv and Conectiv Resource Partners, Inc., as Rights Agent, the Conectiv common stock Rights and Conectiv Class A common stock Rights, declared as dividends by the Conectiv board of directors on April 23, 1998, expired immediately prior to the consummation of the Conectiv/Pepco Merger.

Conectiv's operating results for the three months ended September 30, 2002 and 2001 included costs related to the Conectiv/Pepco Merger of $72.9 million ($44.5 million after income taxes) and $13.5 million ($8.8 million after income taxes), respectively. For the nine months ended September 30, 2002 and 2001, the results included costs related to the Conectiv/Pepco Merger of $75.4 million ($46.0 million after income taxes) and $14.6 million ($9.5 million after income taxes), respectively. The $75.4 million of costs for the nine months ended September 30, 2002 included the following: (i) a $30.5 million write-down of deferred electric service costs based on the terms of the Decision and Order issued by the New Jersey Board of Public Utilities (NJBPU) on July 3, 2002 that required Atlantic City Electric Company (ACE) to forgo recovery of such costs effective upon the Conectiv/Pepco Merger; (ii) $18.4 million for stock options settled in cash, severances, and retention payments; and (iii) $26.5 million for investment banking, legal, consulting and other costs. The $14.6 million of costs for the nine months ended September 30, 2001 included investment banking, legal, consulting and other costs. Based on the terms of the settlement agreements and Commission orders in the States having regulatory jurisdiction over Conectiv, none of the costs related to the Conectiv/Pepco Merger are recoverable in future customer rate increases. Such costs are, and will be, excluded from studies submitted in base rate filings.

In connection with the Conectiv/Pepco Merger, Conectiv contributed CRP to PHI, effective August 1, 2002. The contribution of CRP to PHI resulted in a $112.5 million reduction in Conectiv's assets ($56.2 million of current assets, $40.2 million of property plant and equipment, and $16.1 million of other assets), an $88.3 million decrease in current liabilities, a $24.6 million decrease in deferred credits and other liabilities, and a $0.4 million increase in retained earnings.

Note 5. Investments

On July 3, 2002, Conectiv sold its leveraged lease portfolio of three aircraft and two containerships, which had a carrying value of $44.6 million, before an impairment reserve associated with the sale. The assets were sold for net book value, as the impairment was already reflected in another period. In consideration for the assets sold, Conectiv received cash of $24.4 million and a note, which had an estimated fair value of $5.1 million at the time of the sale. Subsequent to the sale, changing market conditions led Conectiv to test the note for impairment. The test showed the note was impaired as of July 31, 2002. Accordingly, a $2.1 million before-tax impairment charge ($1.1 million after-tax) was recorded in operating results for the three months ended September 30, 2002 as an additional loss on the original sale. As a result of the sale, operating results for the nine months ended September 30, 2002 include a loss of $19.7 million before taxes, or $11.2 million after-taxes.

As discussed in Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2001 Annual Report on Form 10-K, an indirect Conectiv subsidiary holds a limited partner interest in EnerTech Capital Partners, L.P. and EnerTech Capital Partners II, L.P. (the EnerTech funds). The EnerTech funds are venture capital funds that invest in energy-related technology and service companies related to energy, utility, and communication industries. Conectiv's other investments include other venture capital funds and marketable equity securities.

For the three months ended September 30, 2002 and 2001, the results from Conectiv's investments were a loss of $0.6 million after taxes and a gain of $8.5 million after taxes, respectively. For the nine months ended September 30, 2002 and 2001, the results from Conectiv's investments were a loss of $3.6 million after taxes and a gain of $3.5 million after taxes, respectively.

The unrealized net holding loss on marketable securities included in accumulated other comprehensive income was $3.5 million after income taxes as of September 30, 2002 and $0.8 million after income taxes as of December 31, 2001.

Note 6. Regulatory Matters

Securitization

The information below updates the information included in Note 10 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2001 Annual Report on Form 10-K.

On September 9, 2002, New Jersey enacted an amendment (Amendment) to the 1999 Electric Discount and Energy Competition Act (the New Jersey Act). The Amendment permits the NJBPU to authorize the securitization of deferred balances of electric public utilities resulting from the provisions of the New Jersey Act. The NJBPU may authorize the issuance of transition bonds by an electric public utility or other financing entity in order to (i) recover stranded costs deemed eligible for rate recovery in a stranded cost recovery order; (ii) recover rate reduction requirements determined by the NJBPU to be necessary under the provisions of the New Jersey Act; or (iii) recover basic generation service transition costs. The NJBPU may approve transition bonds with scheduled amortization of up to fifteen years if related to stranded cost recoveries or recoveries of basic generation service transition costs, or the remaining term of purchase power agreements if related to the buyout or buydown of long-term purchase power contracts with non-utility generators (NUGs).

On September 20, 2002, the NJBPU issued a Bondable Stranded Costs Rate Order (Financing Order) to ACE authorizing the issuance of $440 million of Transition Bonds. The proceeds of these bonds will be used to recover the stranded costs associated with the divestiture of the ACE nuclear assets, the buyout of the Pedricktown NUG contract and the buydown of the American Ref-Fuel NUG contract. Also included in the amount authorized is $20 million of transaction costs and capital reduction costs. Conectiv expects that the bonds will be issued by the end of 2002, although this is dependent on conditions in the relevant capital markets at the times of the offerings.

ACE formed Atlantic City Electric Transition Funding LLC (ACE Transition Funding) during 2001 as a special purpose entity (SPE) for the sole purpose of purchasing and owning the bondable transition property (BTP), issuing transition bonds (Bonds), pledging ACE Transition Funding's interest in BTP and other collateral to the bond trustee to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes. Proceeds from the sale of Bonds will be transferred to ACE in consideration for the BTP, and ACE will use the proceeds to repurchase debt and re-balance its capital structure.e. When issued, the Bonds of ACE Transition Funding will be included in Conectiv's Consolidated Balance Sheet.

Note 7. Sales Of Electric Generating Plants

Gains on Sales of Electric Generating Plants

As disclosed in Note 13 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2001 Annual Report on Form 10-K, Delmarva Power & Light Company (DPL) and another Conectiv subsidiary realized a gain on June 22, 2001 from the sale of ownership interests in fossil fuel-fired electric generating plants (1,080.8 megawatts (MW) of capacity), including the Indian River electric generating plant. The gain on the sale of the power plants of $297.1 million before income taxes ($175.0 million after income taxes) is included in operating revenues for the nine months ended September 30, 2001.

The second quarter 2001 gain on the sale of electric generating plants was recorded net of estimated selling expenses, including anticipated environmental clean-up costs for the Indian River electric generating plant. In the first quarter of 2002, DPL reached an agreement with an insurer to settle DPL's insurance claim for environmental clean-up costs associated with the Indian River electric generating plant. Due to DPL's insurance claim settlement and revised estimates of selling expenses, the gain on the sale of the plants increased by $15.8 million before income taxes ($9.4 million after income taxes) in the first quarter of 2002 and is included in operating revenues for the nine months ended September 30, 2002.

Termination of Agreements for Sale of Electric Generating Plants

As disclosed in Note 13 to Conectiv's Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2001 Annual Report on Form 10-K, the agreements between ACE and NRG Energy, Inc. (NRG) for the sale of ACE's fossil fuel-fired electric generating plants (740 MW of capacity), including the Deepwater Station and B.L. England Station, and ACE's interests in Conemaugh and Keystone Stations, were subject to termination by either party after February 28, 2002. NRG delivered notice to Conectiv on April 1, 2002 terminating these agreements. On May 23, 2002, Conectiv announced that it initiated a second competitive bidding process to sell these ACE-owned fossil fuel-fired electric generating plants. Conectiv expects that the competitive bidding process will conclude by the end of 2002. Conectiv cannot predict the results of the competitive bidding process, whether the process will result in any sales agreements, whether the NJBPU will grant the required approval of any resulting sales agreements, or any related impacts upon recoverable stranded costs.

As discussed in Note 10 to Conectiv's Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2001 Annual Report on Form 10-K, the BGS auction awarded about 1,900 MW, or 80% of ACE's BGS load to four suppliers for the period from August 1, 2002 to July 31, 2003. The remaining 20% of ACE's BGS load is supplied utilizing ACE's electric supply, consisting of its fossil fuel-fired electric generating plants (excluding Deepwater), which are used first to meet such BGS load, and its NUG contracts, to the extent such electric generating plants are not sufficient to satisfy such load. Any portion of ACE's electric supply that exceeds the load requirement of the BGS customers is sold in the wholesale market. In addition, if any of the four suppliers awarded 80% of ACE's BGS load default on performance, the Company will offer the defaulted load to the other winning bidders. If they are not interested, ACE will then procure the needed supply from the wholesale market. Any costs related to this new supply that are not covered by remuneration from the supplier in default will be included in the calculation of deferred electric service costs, which are subject to NJBPU review and future recovery in customer rate increases.

Note 8. Gain on Contract Termination

Income from continuing operations for the nine months ended September 30, 2001 includes a gain of $41.4 million after income taxes from the recognition of a previously deferred gain related to termination of a purchased power contract. The pre-tax gain of $73.0 million is included in Other Income. For additional information, see Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2001 Annual Report on Form 10-K.

Note 9. Office Building Held For Sale

As a result of Conectiv's decision to sell an office building, Conectiv was required to test the building's carrying value for impairment and the test showed that Conectiv's carrying value for the office building was impaired as of September 30, 2002. Accordingly, a $4.0 million before-tax impairment charge ($2.4 million after-tax) was recorded in the third quarter of 2002, which reduced the carrying amount of Conectiv's office building from $12.4 million to $8.4 million.

Note 10. Accumulated Other Comprehensive Income
(Dollars in Thousands)

The September 30, 2002 balance for accumulated other comprehensive income of $(13,587) included $(3,495) for unrealized losses on marketable securities, $(3,269) for unrealized losses from energy commodity derivative instruments designated as cash flow hedges, and $(6,823) for unrealized losses from an interest rate swap agreement designated as a cash flow hedge. The December 31, 2001 balance for accumulated other comprehensive income of $(65,931) included $(781) for unrealized losses on marketable securities and $(65,150) for unrealized losses from energy commodity derivative instruments designated as cash flow hedges.

As discussed in Note 12 to the Consolidated Financial Statements included herein, Conectiv Bethlehem, LLC (CBI), a subsidiary of Conectiv Energy Holding Company and an indirect subsidiary of Conectiv, entered into an interest rate swap agreement for the purpose of managing its overall borrowing rate and limiting its interest rate risk associated with debt it has issued. CBI currently hedges 50-75% of its variable rate debt. CBI formally designated its interest rate swap agreement as a cash flow hedge.

The following table summarizes the after-tax activity for the nine months ended September 30, 2002 for the portion of accumulated other comprehensive income arising from transactions related to energy commodity derivative instruments designated as cash flow hedges.

	Accumulated other comprehensive income as of December 31, 2001 for energy commodity derivative instruments						$(65,150)
	Net unrealized hedging gains						26,188
	Reclassification to earnings because the forecasted energy commodity transactions were no longer expected to occur within the forecast period						-
	Reclassification to earnings because the forecasted energy commodity transaction occurred						35,693
	Accumulated other comprehensive income as of September 30, 2002 for energy commodity derivative instruments						$(3,269)

Note 11. Conectiv Common Stock and Conectiv Class A Common Stock

As a result of the Conectiv/Pepco Merger on August 1, 2002, the outstanding shares of Conectiv common stock and Conectiv Class A common stock were cancelled and the common stock of Merger Sub B was converted into 100 shares of $0.01 par value per share common stock of Conectiv, owned by PHI. For additional information, see Note 4 to the Consolidated Financials Statements herein.

For the nine months ended September 30, 2002, Conectiv's Board of Directors declared $50.7 million of dividends on common stock and $4.8 million of dividends on Class A common stock, including a special dividend declared in connection with the closing of the Conectiv/Pepco Merger of $5.8 million on common stock and $0.5 million on Class A common stock.

Note 12. Debt

Short-Term Debt

As of September 30, 2002, Conectiv had short-term debt balances as follows: (i) $396.8 million short-term debt (3.3% average interest rate), which included $279.6 million of short-term notes held by financial institutions and $117.2 million of commercial paper, (ii) $577.7 million of short-term notes payable to PHI (2.4% average interest rate), and (iii) $121.4 million of short-term borrowings from PHI's money pool, which PHI subsidiaries invest in and borrow from. As of December 31, 2001, Conectiv's short-term debt balance of $1,039.8 million had an average interest rate of 2.9%.

Effective with the Conectiv/Pepco Merger, Conectiv's credit agreements of $1.035 billion in the aggregate and DPL's credit agreement of $105 million were terminated. PHI entered into a $1.5 billion credit agreement for general corporate purposes, including commercial paper back-up. Under the PHI credit agreement, a borrowing sublimit of $1.0 billion exists for PHI and a borrowing sublimit of $500 million exists for aggregate borrowings by Pepco, DPL, and ACE, limited to $300 million for each such borrower. Conectiv is not a party to the PHI credit agreement. Conectiv expects that its future funding requirements will be satisfied primarily through dividends received from its subsidiaries and funding from PHI.

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

On June 1, 2002, DPL redeemed $2.0 million of 6.95% Amortizing First Mortgage Bonds.

On October 1, 2002, DPL redeemed $30.0 million of 6.95% First Mortgage Bonds and $12.0 million of 6.59% Medium Term Notes.

ACE Long-Term Debt Financing Activity

ACE redeemed long-term debt at maturity as follows: (i) $20 million of unsecured 6.46% Medium Term Notes on April 1, 2002; (ii) $5 million of secured 7.04% Medium Term Notes on May 28, 2002; and (iii) $25.0 million of secured 7.01% Medium Term Notes on August 23, 2002.

Conectiv Long-Term Debt Financing Activity

On June 1, 2002, Conectiv redeemed at maturity $100 million of unsecured 6.73% Medium Term Notes.

On June 4, 2002, Conectiv sold $250 million in principal amount of 5.30% Notes due June 1, 2005 (the Initial Notes). The Initial Notes were not offered pursuant to a registration statement filed under the Securities Act of 1933. On October 18, 2002, in accordance with its obligations under the Initial Notes, Conectiv launched an offer to exchange $250 million of 5.30% Series B Notes (the Exchange Notes), due June 1, 2005 and registered under the Securities Act of 1933, for the Initial Notes. The form and terms of the Exchange Notes are the same as the form and terms of the Initial Notes except that the Exchange Notes are registered under the Securities Act of 1933, as amended, and therefore, are not subject to restrictions on transfer applicable to the Initial Notes.

Conectiv Bethlehem, Inc. Project Financing

On June 25, 2002, CBI entered into a Credit Agreement (CBI Credit Agreement) with various banks and financial institutions. CBI is constructing new mid-merit power plants in Bethlehem, Pennsylvania. Under the CBI Credit Agreement, CBI may borrow up to $365 million as a construction loan and convert the construction loan to a term loan after completing construction of the two 545 MW combined cycle power plants (CBI Project). Borrowings under the CBI Credit Agreement are secured by a lien on CBI and all tangible, intangible, and real property of CBI. As of September 30, 2002, the balance of CBI's outstanding borrowings under the CBI Credit Agreement was $79.6 million (5.3.4% interest rate).

CBI expects to convert the construction loan to a term loan on one of the following dates: February 27, 2004, April 30, 2004, June 30, 2004, August 31, 2004 or September 30, 2004 (the actual date on which the construction loan is converted is referred to herein as the Term Loan Conversion Date), as provided for in the CBI Credit Agreement. CBI is required to repay any portion of the construction loan not converted to a term loan at the Term Loan Conversion Date or no later than September 30, 2004. Four semi-annual principal payments begin six months after the Term Loan Conversion Date. Depending on the Term Loan Conversion Date, the amount of the term loan principal, which is repaid by the total of the four semi-annual payments, is approximately 12.89% to 14.7%. The remaining principal of the term loan (and any unpaid accrued interest or fees) is due upon the loan's maturity, which is the later of June 25, 2006, or the second anniversary of the Term Loan Conversion Date.

For borrowings under the CBI Credit Agreement, CBI has the option of choosing an interest rate based on the London inter-bank offering rate (LIBOR) plus (i) 1.625%, or (ii) 1.75%, for construction and term loans, respectively. The CBI Credit Agreement requires CBI to hedge the interest rate on at least 50% of principal borrowings and on at least 75% of principal borrowings if LIBOR exceeds 4.0% for three- or six- month borrowing periods, respectively. On July 11, 2002, CBI entered into an interest rate swap agreement on 75% of the anticipated forward monthly loan balances outstanding. The notional amount of the swap will increase with the expected draw schedule of the construction loan (an average of $221 million). The swap agreement provides for CBI to receive interest based on a variable rate and to pay interest based on a fixed rate of 4.15%. The swap agreement is expected to effectively convert the variable interest rate on 75% of the expected average loan balance to the fixed rate of 4.15%.

In connection with the CBI Credit Agreement, Conectiv provides a guarantee associated with the Conectiv Energy Supply, Inc. (CESI) agreement to purchase energy and capacity from CBI (CESI/CBI Power Agreement) and other guarantees related to obligations of Conectiv subsidiaries under agreements related to constructing and operating the CBI Project. Generally, Conectiv's guarantee obligations will not exceed the amount of the debt outstanding under the CBI Credit Agreement and do not guarantee CBI's obligation to repay the debt. If Conectiv's credit ratings fall below the "Minimum Ratings Requirement" specified by the CBI Credit Agreement, then, in an amount equal to Conectiv's outstanding guarantees, Conectiv is required to either: (i) deposit cash, (ii) obtain a letter of credit, or (iii) have another qualified party provide such guarantees. The "Minimum Ratings Requirement" of the CBI Credit Agreement is not met if Conectiv's unsecured senior long-term debt (i) is rated lower than Baa3 by Moody's Investor Service (Moody's) or BBB- by Standard & Poors (S&P) or (ii) Conectiv's unsecured senior long-term debt is rated Baa3 by Moody's or BBB- by S&P and Conectiv receives a "negative outlook" or is placed on "credit watch negative" by Moody's or S&P.

Upon substantial completion of construction of the CBI Project, the CBI Credit Agreement requires that revenues from the CBI Project be deposited with a bank that administers the disbursement of cash (Administrative Agent) based on the terms of a "depository agreement." The depository agreement requires that cash be applied to (i) pay operating costs and principal and interest on the loans and (ii) establish reserves for debt service and major scheduled maintenance of the CBI Project, before cash is released to CBI for other uses, such as the payment of dividends by CBI to Conectiv or Conectiv subsidiaries.

The CBI Credit Agreement contains a number of events of default that could be triggered by defaults on Conectiv or CBI debt, bankruptcy, CBI's loss of collateral, defaults by CBI under CBI Project agreements such as the CESI/CBI Power Agreement, and material adverse changes in CBI's regulatory status.

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

Note 13. Preferred Stock

On May 1, 2002, ACE redeemed 124,500 shares of its $7.80 annual dividend rate preferred stock, under mandatory and optional redemption provisions, at the $100 per share stated value or $12.45 million in total.

Note 14. Commitments and Contingencies

Commitments

The information below updates the information included in Notes 22 and 25 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2001 Annual Report on Form 10-K.

On November 8, 2002, Conectiv terminated its 500 MW long-term purchased power agreement with NRG. The term of the agreement was through December 2005. Conectiv is currently evaluating alternatives to replacing this supply and the financial impact of this termination; however, any such financial impact is not considered to be material.

Environmental Matters

Hazardous Substances

Conectiv's subsidiaries are subject to regulation with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to current and past disposal practices. Conectiv's liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean up-related issues (including whether a Conectiv subsidiary or a corporate predecessor is responsible for conditions on a particular parcel). Conectiv's current liabilities include $17.3 million as of September 30, 2002 ($17.7 million as of December 31, 2001) for potential clean-up and other costs related to sites at which a Conectiv subsidiary is a potentially responsible party or alleged to be a third-party contributor. The accrued liability as of September 30, 2002 included $10.0 million for remediation and other costs associated with environmental contamination that resulted from an oil release at the Indian River power plant (which was sold on June 22, 2001) and reflects the terms of a related consent agreement reached with the Delaware Department of Natural Resources and Environmental Control during 2001. Conectiv does not expect such future costs to have a material effect on its financial position or results of operations.

Air Quality Regulations

On July 11, 2001, the New Jersey Department of Environmental Protection (NJDEP) denied ACE's request to renew a permit variance, effective through July 30, 2001, that authorized Unit 1 at the B.L. England station to burn coal containing greater than 1% sulfur. ACE has appealed the denial. The NJDEP has issued a stay of the denial to authorize ACE to operate Unit 1 with the current fuel until February 28, 2003 and an addendum to the permit/certificate to operate authorizing a trial burn of coal with a sulfur content less than 2.6%. Management is not able to predict the outcome of ACE's appeal, including the effects, if any, of trial burn results on the appeal.

On May 4, 2002, ACE, Conectiv Atlantic Generation, LLC (CAG), and the NJDEP entered into an Administrative Consent Order (ACO) to address ACE's and CAG's inability to procure Discrete Emission Reductions (DER) credits to comply with New Jersey's NOx RACT requirements and NJDEP's allegations that ACE had failed to comply with DER credit use restrictions from 1996 to 2001. The ACO eliminates requirements for ACE and CAG to purchase DER credits for certain ACE and CAG electric generating units through May 1, 2005 and provides, among other things, for installation of new controls on CAG's electric generating units ($7 million estimated cost), a $1.0 million penalty, a $1.0 million contribution to promote, develop and enhance an urban airshed reforestation project, and operating hour limits at ACE's Deepwater Unit No. 4.

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

Other Matters

On October 24, 2000, the City of Vineland, New Jersey (City), filed an action in a New Jersey Superior Court to acquire ACE electric distribution facilities located within the City limits by eminent domain. On March 13, 2002, ACE and the City signed an agreement that provides for ACE to sell the electric distribution facilities within the City limits, and the related customer accounts, for $23.9 million. The proceeds are being received in installments as milestones are met, and are proceeding on schedule. The remaining proceeds should be received in the second quarter of 2004, when the final milestones will be completed. At that time the assets and customers will be transferred to the City and the sale will be recorded by ACE.

Note 15. Business Segments

The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Amounts previously reported for the business of supplying electricity to customers of ACE and DPL who have not chosen an alternative electricity supplier have been reclassified from the Energy business segment to the Power Delivery business segment. Conectiv's business segments under SFAS No. 131 are as follows:

               "Energy" includes (i) electricity generation by mid-merit electric generating plants, and the purchase, trading and sale of electricity, including wholesale sales between affiliated subsidiaries,; (ii) gas and other energy supply and trading activities, (iii) power plant operation services, and (iv) district heating and cooling systems operation services provided by Conectiv
                 Thermal Systems, Inc.

               "Power Delivery" includes (i) activities related to delivery and supply of electricity at regulated rates to customers of ACE and DPL, (ii) the operations of ACE's electric generating plants, (iii)
                the operations of DPL's electric generating plants through their sale on June 22, 2001, and (iv)
                the delivery and supply of natural gas at regulated rates to DPL's customers.

The operating results for business segments are evaluated based on "Earnings Before Interest and Taxes," which is generally equivalent to Operating Income plus Other Income, less certain interest charges allocated to the business segments. The business segment information presented herein excludes certain transactions as disclosed in the notes to the tables presented below.

Under contracts between CESI and DPL, effective April 1, 2001, CESI began supplying to DPL the electricity requirements of DPL's default customers (customers that have not chosen an alternative supplier). The pricing of electricity under a contract, which became effective September 1, 2001, transferred the risk, or reward, associated with DPL's default electric service business to CESI. The earnings (loss) before interest and taxes related to DPL's default electric service business is included in the business segments as follows: (1) third quarter of 2002 - $22.3 million in the Energy business segment; (2) third quarter of 2001 - $13.1 million and $(13.5) million in the Energy and Power Delivery business segments, respectively, (3) nine months ended September 30, 2002 - $89.1 million in the Energy business segment, and (4) nine months ended September 30, 2001 - $13.1 million and $20.6 million in the Energy and Power Delivery business segments, respectively.

For the nine months ended September 30, 2001, the earnings before interest and taxes of the Power Delivery business segment includes $16.3 million from DPL's termination of its membership in a nuclear industry mutual insurance company, as discussed in Note 14 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2001 Annual Report on Form 10-K.

	Three Months Ended September 30, 2002				Three Months Ended September 30, 2001
Business Segments	Revenues		Earnings Before Interest and Taxes		Revenues		Earnings Before Interest and Taxes
	(Dollars in Thousands)
Energy	$786,235		$55,077		$545,197		$67,737
Power Delivery	707,427		99,853		673,112		88,076
All Other	1,434		(4,440)		1,200		(6,546)
Total	$1,495,096 (1)		$150,490 (2)		$1,219,509 (3)		$149,267 (4)

(1)

Intercompany revenues that are eliminated in consolidation are included in business segment revenues as follows: Energy business segment--$251,409; Power Delivery business segment--$711; All Other business segments--$649.

(2)

"Earnings before interest and taxes" less $72,963 of costs associated with the Conectiv/Pepco Merger, $35,765 of interest expense and preferred stock dividends, the $2,089 loss on sale of leverage leases, and the $3,977 impairment of office building held for sale, plus $1,302 of certain other adjustments equals consolidated income from continuing operations before income taxes.

(3)					Intercompany revenues that are eliminated in consolidation are included in business segment revenues as follows: Energy business segment--$177,446; Power Delivery business segment $1,268.
(4)

"Earnings before interest and taxes" less $13,488 of costs associated with the Conectiv/Pepco Merger, $40,458 of interest expense and preferred stock dividends and $1,592 of consolidation and other adjustments equals consolidated income from continuing operations before income taxes.

	Nine Months Ended September 30, 2002		Nine Months Ended September 30, 2001
Business Segments	Revenues	Earnings Before Interest and Taxes	Revenues	Earnings Before Interest and Taxes
	(Dollars in Thousands)
Energy	$1,714,549	$116,320	$1,548,804	$125,707
Power Delivery	1,762,799	234,342	1,922,488	311,570
All Other	5,581	(9,758)	6,748	(29,511)
Total	$3,482,929 (1)	$340,904 (2)	$3,478,040 (3)	$407,766 (4)

(1)

Intercompany revenues that are eliminated in consolidation are included in business segment revenues as follows: Energy business segment-$647,976; Power Delivery business segment-$1,916; All Other business segments-$3,054. Excludes $15,817 of revenues reported as "Gain on sales of electric generating plants" in the Consolidated Statements of Income.

(2)

"Earnings before interest and taxes" less $75,394 of costs associated with the Conectiv/Pepco Merger, the $19,674 loss on sale of leveraged leases, the $3,977 impairment of office building held for sale, and $105,614 of interest expense and preferred stock dividends, plus $4,329 of the pre-tax gain on sale of electric generating plants and $3,908 of certain other adjustments equals consolidated income from continuing operations before income taxes.

(3)

The $297,140 pre-tax gain from the sale of electric generating plants is excluded from business segment revenues. Intercompany revenues that are eliminated in consolidation are included in business segment revenues as follows: Energy business segment-$565,305; Power Delivery business segment $1,431; All Other business segments-$188.

(4)

"Earnings before interest and taxes" plus the $297,140 pre-tax gain from the sale of electric generating plants and the $73,015 pre-tax gain primarily from recognition of a previously deferred gain related to termination of a contract with the Pedricktown partnership, less $14,573 of costs associated with the Conectiv/Pepco Merger, $140,312 of interest expense and preferred stock dividends, and $3,093 of consolidation and other adjustments equals consolidated income from continuing operations before income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition of Conectiv by Pepco Holdings, Inc.

The information below updates the information included in Note 4 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2001 Annual Report on Form 10-K.

On August 1, 2002, Conectiv was acquired by Pepco Holdings, Inc. (PHI) in a transaction pursuant to an Agreement and Plan of Merger (the Conectiv/Pepco Merger Agreement), dated as of February 9, 2001, among PHI (formerly New RC, Inc.), Conectiv and Potomac Electric Power Company (Pepco), in which Pepco and Conectiv merged with subsidiaries of PHI (the Conectiv/Pepco Merger). As a result of the Conectiv/Pepco Merger, Conectiv and Pepco each became subsidiaries of PHI. The outstanding shares of Conectiv common stock and Conectiv Class A common stock were cancelled and the common stock of Merger Sub B was converted into 100 shares of $0.01 par value per share common stock of Conectiv, owned by PHI. The change in common stock outstanding resulted in a $0.9 million decrease in the par value of common stock and a $0.9 million increase in additional paid-in capital; total common stockholder's equity was unaffected.

The holders of Conectiv common stock, par value $.01 per share, and Conectiv Class A common stock, par value $.01 per share, outstanding immediately prior to the Conectiv/Pepco Merger received, in exchange for their shares, cash in the aggregate amount of $1.1 billion and approximately 56.2 million shares of PHI common stock. The number of shares of PHI common stock, cash or combination thereof received by each holder of Conectiv common stock or Class A common stock depended on the stockholder's individual election (or failure to make an election) and the prorationing provisions of the Conectiv/Pepco Merger Agreement. Pursuant to the terms of the Rights Amendment, dated as of February 9, 2001, to the Rights Agreement, dated as of April 23, 1998, between Conectiv and Conectiv Resource Partners, Inc., as Rights Agent, the Conectiv common stock Rights and Conectiv Class A common stock Rights, declared as dividends by the Conectiv board of directors on April 23, 1998, expired immediately prior to the consummation of the Conectiv/Pepco Merger.

Conectiv's operating results for the three months ended September 30, 2002 and 2001 included costs related to the Conectiv/Pepco Merger of $72.9 million ($44.5 million after income taxes) and $13.5 million ($8.8 million after income taxes), respectively. For the nine months ended September 30, 2002 and 2001, the results included costs related to the Conectiv/Pepco Merger of $75.4 million ($46.0 million after income taxes) and $14.6 million ($9.5 million after income taxes), respectively. The $75.4 million of costs for the nine months ended September 30, 2002 included the following: (i) a $30.5 million write-down of deferred electric service costs based on the terms of the Decision and Order issued by the New Jersey Board of Public Utilities (NJBPU) on July 3, 2002 that required Atlantic City Electric Company (ACE) to forgo recovery of such costs effective upon the Conectiv/Pepco Merger; (ii) $18.4 million for stock options settled in cash, severances, and retention payments; and (iii) $26.5 million for investment banking, legal, consulting and other costs. The $14.6 million of costs for the nine months ended September 30, 2001 included investment banking, legal, consulting and other costs. Based on the terms of the settlement agreements and Commission orders in the States having regulatory jurisdiction over Conectiv, none of the costs related to the Conectiv/Pepco Merger are recoverable in future customer rate increases. Such costs are, and will be, excluded from studies submitted in base rate filings.

In connection with the Conectiv/Pepco Merger, Conectiv contributed Conectiv Resource Partners, Inc. (the name of which was changed to PHI Service Company on August 8, 2002) to PHI, effective August 1, 2002. The contribution of CRP to PHI resulted in a $112.5 million reduction in Conectiv's assets ($56.2 million of current assets, $40.2 million of property plant and equipment, and $16.1 million of other assets), an $88.3 million decrease in current liabilities, a $24.6 million decrease in deferred credits and other liabilities, and a $0.4 million increase in retained earnings.

Regulatory Matters

Securitization

The information below updates the information included in Note 10 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2001 Annual Report on Form 10-K.

On September 9, 2002, New Jersey enacted an amendment (Amendment) to the 1999 Electric Discount and Energy Competition Act (the New Jersey Act). The Amendment permits the NJBPU to authorize the securitization of deferred balances of electric public utilities resulting from the provisions of the New Jersey Act. The NJBPU may authorize the issuance of transition bonds by an electric public utility or other financing entity in order to (i) recover stranded costs deemed eligible for rate recovery in a stranded cost recovery order; (ii) recover rate reduction requirements determined by the NJBPU to be necessary under the provisions of the New Jersey Act; or (iii) recover basic generation service transition costs. The NJBPU may approve transition bonds with scheduled amortization of up to fifteen years if related to stranded cost recoveries or recoveries of basic generation service transition costs, or the remaining term of purchase power agreements if related to the buyout or buydown of long-term purchase power contracts with non-utility generators (NUGs).

On September 20, 2002, the NJBPU issued a Bondable Stranded Costs Rate Order (Financing Order) to ACE authorizing the issuance of $440 million of Transition Bonds. The proceeds of these bonds will be used to recover the stranded costs associated with the divestiture of the ACE nuclear assets, the buyout of the Pedricktown NUG contract and the buydown of the American Ref-Fuel NUG contract. Also included in the amount authorized is $20 million of transaction costs and capital reduction costs. Conectiv expects that the bonds will be issued by the end of 2002, although this is dependent on conditions in the relevant capital markets at the times of the offerings.

ACE formed Atlantic City Electric Transition Funding LLC (ACE Transition Funding) during 2001 as a special purpose entity (SPE) for the sole purpose of purchasing and owning the bondable transition property (BTP), issuing transition bonds (Bonds), pledging ACE Transition Funding's interest in BTP and other collateral to the bond trustee to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes. Proceeds from the sale of Bonds will be transferred to ACE in consideration for the BTP, and ACE will use the proceeds to repurchase debt and re-balance its capital structure. When issued, the Bonds of ACE Transition Funding will be included in Conectiv's Consolidated Balance Sheet.

Common Stock Earnings From Continuing Operations

Earnings applicable to common stock from continuing operations were $18.7 million for the third quarter of 2002, compared to $61.9 million for the third quarter of 2001. Earnings applicable to common stock from continuing operations were $80.3 million for the nine months ended September 30, 2002, compared to $366.5 million, for the nine months ended September 30, 2001. The items that contributed to earnings from continuing operations applicable to common stock are listed in the table below and are explained by the accompanying text.

After-tax contribution to earnings applicable to common stock from continuing operations
		Three Months Ended September 30,		Nine Months Ended September 30,
		2002	2001	2002	2001
		(Dollars in millions)
(1) Energy, Power Delivery, and Other Businesses		$66.1	$62.2	$134.1	$156.1
(2) Investment income (loss)		0.6	8.5	(3.6)	3.5
(3) Loss on sale of investment in leveraged leases		(1.1)	-	(11.2)	-
(4) Impairment of office building held for sale		(2.4)	-	(2.4)	-
(5) Merger-related costs		(44.5)	(8.8)	(46.0)	(9.5)
(6) Gains on sales of electric generating plants		-	-	9.4	175.0
(7) Gain on contract termination		-	-	-	41.4
		$18.7	$61.9	$80.3	$366.5

(1) Energy, Power Delivery, and Other Businesses

As discussed in Note 15 to the Consolidated Financial Statements herein, Conectiv redefined its business segments in 2002. Power Delivery, which had previously included the operating results for delivering electricity to customers of Atlantic City Electric Company (ACE) and Delmarva Power & Light Company (DPL) and delivering gas to DPL's customers, now also includes the operating results for supplying electricity and gas to those customers. Although the Energy business does not include operating results for the sale of electricity directly to DPL's customers, the operating results of the Energy business for the three and nine months ended September 30, 2002 include the results of a contract under which Conectiv Energy Supply, Inc. (CESI) supplies to DPL the electricity requirements of DPL's default electric service customers (CESI/DPL Power Agreement). The pricing of electricity under the contract, which became effective September 1, 2001, transferred the risk, or reward, associated with DPL's default electric service business from the Power Delivery business segment (and DPL) to the Energy business segment (and CESI).

As shown above, the contribution to earnings applicable to common stock by "Energy, Power Delivery, and Other Businesses" increased by $3.9 to $66.1 for the third quarter of 2002, from $62.2 for the third quarter of 2001. This increase primarily resulted from lower interest expense, cessation of goodwill amortization, and higher earnings from the Power Delivery business segment, partly offset by lower earnings from the Energy business segment. Earnings of the Power Delivery business segment increased due to the CESI/DPL Power Agreement and increased retail electric sales and revenues resulting from hotter weather in 2002. These favorable factors for the Power Delivery business segment were partly offset by lower revenues and profits from the deregulated Deepwater electric generating plant due to lower market prices for electricity. Earnings of the Energy business segment decreased mainly due to lower revenues and profits from deregulated electric generating plants due to lower market prices for electricity, and also due to increases in operating expenses. These unfavorable factors for the Energy business segment were partly offset by gains from natural gas and electricity trading.

As shown above, the contribution to earnings applicable to common stock by "Energy, Power Delivery, and Other Businesses" decreased by $22.0 to $134.1 for the nine months ended September 30, 2002, from $156.1 for the nine months ended September 30, 2001. This decrease was primarily due to lower earnings from the Power Delivery and Energy business segments, partly offset by lower interest expense and cessation of goodwill amortization. The Power Delivery business segment earnings decrease reflects the cost of replacing the electricity produced by DPL's electric generating plants that were sold June 22, 2001, increases in other operating expenses, lower customer usage of electricity and gas due to warmer winter weather during 2002, and lower revenues and profits from the deregulated Deepwater electric generating plant due to lower market prices for electricity. Earnings of the Energy business segment decreased due to lower revenues and profits from deregulated electric generating plants due to lower market prices for electricity and higher depreciation costs related to new plants placed in service. These unfavorable factors for the Energy business segment were partly offset by gains from natural gas and electricity trading. Also, the Energy business segment's earnings for the nine months ended September 30, 2001 included a $9.8 million after-tax gain from termination of DPL's membership in a nuclear mutual insurance company, as discussed in Note 14 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2001 Annual Report on Form 10-K.

Conectiv's participation in energy markets results in exposure to commodity market risk. Conectiv has controls in place that are intended to keep risk exposures within certain management-approved risk tolerance levels. For additional information concerning commodity market risk, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk," included herein.

(2) Investment income (loss)

Investment income (loss) associated with interests in EnerTech Capital Partners, L.P. and EnerTech Capital Partners II, L.P., marketable securities, and other investments resulted in a gain of $0.6 million after taxes for the three months ended September 30, 2002 and a gain of $8.5 million after taxes for the three months ended September 30, 2001. For the nine months ended September 30, 2002 and 2001, the results from Conectiv's investments were a loss of $3.6 million after taxes and a gain of $3.5 million after taxes, respectively.

The unrealized net holding loss on marketable securities included in accumulated other comprehensive income was $3.5 million after income taxes as of September 30, 2002 and $0.8 million after income taxes as of December 31, 2001.

(3) Loss on sale of investment in leveraged leases

On July 3, 2002, Conectiv sold its leveraged lease portfolio of three aircraft and two containerships, which had a carrying value of $44.6 million, before an impairment reserve associated with the sale. The assets were sold for net book value, as the impairment was already reflected in another period. In consideration for the assets sold, Conectiv received cash of $24.4 million and a note, which had an estimated fair value of $5.1 million at the time of the sale. Subsequent to the sale, changing market conditions led Conectiv to test the note for impairment. The test showed the note was impaired as of July 31, 2002. Accordingly, a $2.1 million before-tax impairment charge ($1.1 million after-tax) was recorded in operating results for the three months ended September 30, 2002 as an additional loss on the original sale. As a result of the sale, operating results for the nine months ended September 30, 2002 include a loss of $19.7 million before taxes, or $11.2 million after-taxes.

(4) Impairment of office building held for sale

As a result of Conectiv's decision to sell an office building, Conectiv was required to test the building's carrying value for impairment and the test showed that Conectiv's carrying value for the office building was impaired as of September 30, 2002. Accordingly, a $4.0 million before-tax impairment charge ($2.4 million after-tax) was recorded in the third quarter of 2002, which reduced the carrying amount of Conectiv's office building from $12.4 million to $8.4 million.

(5) Merger-related costs

Conectiv's operating results for the three months ended September 30, 2002 and 2001 included costs related to the Conectiv/Pepco Merger of $72.9 million ($44.5 million after income taxes) and $13.5 million ($8.8 million after income taxes), respectively. For the nine months ended September 30, 2002 and 2001, the results included costs related to the Conectiv/Pepco Merger of $75.4 million ($46.0 million after income taxes) and $14.6 million ($9.5 million after income taxes), respectively. The $75.4 million of costs for the nine months ended September 30, 2002 included the following: (i) a $30.5 million write-down of deferred electric service costs based on the terms of the Decision and Order issued by the NJBPU on July 3, 2002 that required ACE to forgo recovery of such costs effective upon the Conectiv/Pepco Merger; (ii) $18.4 million for stock options settled in cash, severances, and retention payments; and (iii) $26.5 million for investment banking, legal, consulting and other costs. The $14.6 million of costs for the nine months ended September 30, 2001 included investment banking, legal, consulting and other costs. Based on the terms of the settlement agreements and Commission orders in the States having regulatory jurisdiction over Conectiv, none of the costs related to the Conectiv/Pepco Merger are recoverable in future customer rate increases. Such costs are, and will be, excluded from studies submitted in base rate filings.

(6) Gains on sales of electric generating plants

As disclosed in Note 13 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2001 Annual Report on Form 10-K, DPL and another Conectiv subsidiary realized a gain on June 22, 2001 on the sale of ownership interests in fossil fuel-fired electric generating plants (1,080.8 megawatts (MW) of capacity), including the Indian River electric generating plant. The $297.1 million pre-tax gain ($175.0 million after taxes ) recorded in the second quarter of 2001 is included in operating revenues in the Consolidated Statements of Income for the nine months ended September 30, 2001.

The second quarter 2001 gain on the sale of electric generating plants was recorded net of estimated selling expenses, including anticipated environmental clean-up costs for the Indian River electric generating plant. In the first quarter of 2002, DPL reached an agreement with an insurer to settle DPL's insurance claim for environmental clean-up costs associated with the Indian River electric generating plant. Due to DPL's insurance claim settlement and revised estimates of selling expenses, the gain on the sale of the plants increased by $15.8 million before income taxes ($9.4 million after income taxes) in the first quarter of 2002 and is included in operating revenues for the nine months ended September 30, 2002.

(7) Gain on contract termination

Income from continuing operations for the nine months ended September 30, 2001 includes a gain of $41.4 million after income taxes from the recognition of a previously deferred gain related to termination of a purchased power contract. The pre-tax gain of $73.0 million is included in Other Income. For additional information, see Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2001 Annual Report on Form 10-K.

Discontinued Telecommunication Operations

As discussed in Notes 1, 5, and 27 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2001 Annual Report on Form 10-K, substantially all of the assets of the Telecommunication business segment were sold on November 14, 2001. The $118.8 million after-tax loss that resulted from the disposal of the Telecommunication business segment is classified under discontinued telecommunication operations within the Consolidated Statements of Income. The after-tax losses for operations of the Telecommunication business segment of $7.7 million for the nine months ended September 30, 2001, are classified under discontinued telecommunication operations within the Consolidated Statements of Income.

Conectiv Common Stock and Conectiv Class A Common Stock

As a result of the Conectiv/Pepco Merger on August 1, 2002, the outstanding shares of Conectiv common stock and Conectiv Class A common stock were cancelled and the common stock of Merger Sub B was converted into 100 shares of $0.01 par value per share common stock of Conectiv, owned by PHI. For additional information, see Note 4 to the Consolidated Financials Statements herein.

For the nine months ended September 30, 2002, Conectiv's Board of Directors declared $50.7 million of dividends on common stock and $4.8 million of dividends on Class A common stock, including a special dividend declared in connection with the closing of the Conectiv/Pepco Merger of $5.8 million on common stock and $0.5 million on Class A common stock.

Termination of Agreements for Sale of Electric Generating Plants

As disclosed in Note 13 to Conectiv's Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2001 Annual Report on Form 10-K, the agreements between ACE and NRG Energy, Inc. (NRG) for the sale of ACE's fossil fuel-fired electric generating plants (740 MW of capacity), including the Deepwater Station and B.L. England Station, and ACE's interests in Conemaugh and Keystone Stations, were subject to termination by either party after February 28, 2002. NRG delivered notice to Conectiv on April 1, 2002 terminating these agreements. On May 23, 2002, Conectiv announced that it initiated a second competitive bidding process to sell these ACE-owned fossil fuel-fired electric generating plants. Conectiv expects that the competitive bidding process will conclude by the end of 2002. Conectiv cannot predict the results of the competitive bidding process, whether the process will result in any sales agreements, whether the NJBPU will grant the required approval of any resulting sales agreements, or any related impacts upon recoverable stranded costs.

As discussed in Note 10 to Conectiv's Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2001 Annual Report on Form 10-K, the Basic Generation Service (BGS) auction awarded about 1,900 MW, or 80% of ACE's BGS load to four suppliers for the period from August 1, 2002 to July 31, 2003. The remaining 20% of ACE's BGS load is supplied utilizing ACE's electric supply, consisting of its fossil fuel-fired electric generating plants (excluding Deepwater), which are used first to meet such BGS load, and its NUG contracts, to the extent such electric generating plants are not sufficient to satisfy such load. Any portion of ACE's electric supply that exceeds the load requirement of the BGS customers is sold in the wholesale market. In addition, if any of the four suppliers awarded 80% of ACE's BGS load default on performance, the Company will offer the defaulted load to the other winning bidders. If they are not interested, ACE will then procure the needed supply from the wholesale market. Any costs related to this new supply that are not covered by remuneration from the supplier in default will be included in the calculation of deferred electric service costs, which are subject to NJBPU review and future recovery in customer rate increases.

Accounting for Contracts Involved in Energy Trading and Risk Management Activities

In 2002, a pronouncement was issued by the Emerging Issues Task Force entitled EITF Issue No. 02-3 (EITF 02-3) "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which addresses the presentation of revenues and expenses associated with "energy trading book" contracts on a gross versus net basis. Previously, the EITF concluded that presentation on a gross basis was acceptable and Conectiv presented the revenues and expenses of its energy trading business on that basis in its public financial disclosures. Effective for the third quarter of 2002, based on EITF 02-3 and the subsequent guidance provided by the EITF in June and September 2002, Conectiv early adopted the provisions to present energy trading revenues and expenses on a net basis for all reporting periods. As a result, energy trading revenues and expenses previously reported on a gross basis have been reclassified to a net presentation, as shown in the table below. The reclassification had no effect on operating income and net income.

		Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
		(Dollars in Thousands)
	Operating revenues, as previously reported	$1,601,927	$4,836,657
	Reclassification	(561,132)	(1,628,401)
	Operating revenues, as reclassified	$1,040,795	$3,208,256
	Operating expenses, as previously reported	$1,468,324	$4,142,544
	Reclassification	(561,132)	(1,628,401)
	Operating expenses, as reclassified	$907,192	$2,514,143

On October 25, 2002, the EITF rescinded Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Conectiv's interpretation of EITF 98-10 is consistent with the current rules that are being applied under Statement of Financial Accounting Standards (SFAS) No. 133 and therefore, management does not believe that rescinding EITF 98-10 will impact its financial position or results of operations.

Electric Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002 2001		2002 2001
	(Dollars in millions)
Regulated electric revenues	$680.8	$649.6	$1,623.9		$1,625.4
Non-regulated electric revenues	370.5	211.1	603.9		552.7
Total electric revenues	$1,051.3	$860.7	$2,227.8		2,178.1

The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service within the service areas of ACE and DPL.

Regulated Electric Revenues

"Regulated electric revenues" increased by $31.2 million to $680.8 million for the third quarter of 2002, from $649.6 million for the third quarter of 2001. "Regulated electric revenues" decreased by $1.5 million to $1,623.9 million for the nine months ended September 30, 2002, from $1,625.4 million for the nine months ended September 30, 2001. The third quarter increase was primarily attributed to higher customer usage of electricity due to hotter summer weather in 2002, partly offset by a decrease in retail revenues due to more use of alternative suppliers by customers. For the nine months ended September 30, 2002, retail revenues also reflect the effect of lower interchange and resale sales due to the sale of electric generating plants during 2001.

Effective August 1, 2002, in accordance with the provisions of New Jersey's Electric Discount and Energy Competition Act and the NJBPU's Final Decision and Order concerning restructuring ACE's electric utility business, ACE reduced electric rates by approximately $30 million, or 3.2%, on an annualized basis. For background information concerning the rate decreases which resulted from the restructuring of ACE's electric utility business, see Note 10 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2001 Annual Report on Form 10-K.

Effective October 1, 2003, in accordance with the provisions of the Order of the Delaware Public Service Commission in Docket No. 01-194, dated April 16, 2002, approving the Conectiv/Pepco Merger, DPL will increase retail electric rates by approximately $4.4 million, or 0.9% on an annualized basis. The overall increase in DPL's regulated electric revenues is dependent on DPL customers retaining DPL as their supplier of energy. Management cannot predict the results of customer choice in the future; however, any such impact could be material. For background information concerning the rate increase which resulted from the Conectiv/Pepco Merger, see Note 10 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2001 Annual report on Form 10-K.

On October 15, 2002, the Maryland Public Service Commission issued an order approving a settlement with DPL to extend its obligation to provide default service (as known as standard offer service, or SOS) to commercial and industrial customers through July 1, 2004. Absent the settlement, these customers were scheduled to lose their currently effective SOS on July 1, 2003, a year prior to most other customers throughout the State of Maryland.

See "Deferred Electric Service Costs" within the discussion of Operating Expenses below for information concerning a filing by ACE for a $71.6 million annual rate increase, with a proposed effective date of August 1, 2003.

Non-regulated Electric Revenues

"Non-regulated electric revenues" result primarily from electricity trading activities and strategic generation, which is the sale of electricity, capacity and ancillary services from deregulated electric generating plants. "Non-regulated electric revenues" for all periods presented reflect the effects of the netting of expenses with revenues for "energy trading book" contracts, per the provisions of EITF 02-3, as discussed above in the section "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." "Non-regulated electric revenues" increased by $159.4 million, to $370.5 million for the third quarter of 2002 from $211.1 million for the third quarter of 2001. The $159.4 million increase for the third quarter of 2002 was primarily attributed to increases in electricity trading volumes and prices, and also reflected higher sales by strategic electric generation plants. "Non-regulated electric revenues" increased by $51.2 million, to $603.9 million for the nine months ended September 30, 2002 from $552.7 million for the nine months ended September 30, 2001. The $51.2 million increase in "non-regulated electric revenues" for the nine months ended September 30, 2002 was primarily due to offsets of third-quarter gains by lower sales by strategic electric generation plants, reflecting lower wholesale electricity prices and the adverse effect of warmer winter weather on electricity usage, during the first six months of 2002, and Conectiv's exit from the competitive retail electricity markets.

The gross margin earned from total electric revenues is equal to electric revenues decreased by "electric fuel and purchased energy and capacity" expenses and increased by "deferred electric service costs." The gross margin earned from total electric revenues decreased $44.5 million to $285.7 million for the third quarter of 2002, from $330.2 million for the third quarter of 2001. The gross margin earned from total electric revenues decreased $161.0 million to $757.2 million for the nine months ended September 30, 2002, from $918.2 million for the nine months ended June 30, 2001. These decreases reflect the cost of replacing the electricity produced by DPL's electric generating plants that were sold in the second quarter of 2001, a lower amount of "deferred electric service costs," lower wholesale sales by deregulated electric generating plants, and lower wholesale electricity prices. The gross margin for the nine months ended September 30, 2002 was also adversely affected by lower customer usage of electricity due to warmer winter weather in 2002.

Gas Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002 2001		2002 2001
	(Dollars in millions)
Regulated electric revenues	$15.5	$16.3	$106.9		$119.6
Non-regulated electric revenues	57.1	45.6	188.1		221.6
Total electric revenues	$72.6	$61.9	$295.0		$341.2

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

"Regulated gas revenues" decreased by $0.8 million for the third quarter of 2002 and by $12.7 million for the nine months ended September 30, 2002 primarily due to a lower volume of natural gas sold to retail customers due to warmer winter weather in 2002.

"Non-regulated gas revenues" for all periods presented reflect the effects of the netting of expenses with revenues for "energy trading book" contracts, per the provisions of EITF 02-3, as discussed above in the section "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." "Non-regulated gas revenues" increased by $11.5 million, to $57.1 million for the third quarter of 2002 from $45.6 million for the third quarter of 2001 primarily due to a higher volume of natural gas trading, partially offset by decreases related to Conectiv's exit from competitive retail gas markets. "Non-regulated gas revenues" decreased by $33.5 million, to $188.1 million for the nine months ended September 30, 2002 from $221.6 million for the nine months ended September 30, 2001. The $33.5 million revenue decrease for the nine-month period included $59.9 million primarily due to exiting the competitive retail gas business, partially offset by increases in volumes of gas trading activities.

The gross margin (gas revenues less gas purchased) from total gas revenues increased by $12.5 million to $16.5 million for the third quarter of 2002, from $4.0 million for the third quarter of 2001. The gross margin from total gas revenues increased by $46.2 million to $70.7 million for the nine months ended September 30, 2002, from $24.5 million for the nine months ended September 30, 2001. The increases in gross margin were mainly due to more favorable results of natural gas trading.

Other Services Revenues

"Other services" revenues increased by $0.2 million to $118.4 million for the third quarter of 2002, from $118.2 million for the third quarter of 2001. "Other services" revenues decreased by $84.6 million to $307.2 million for the nine months ended September 30, 2002, from $391.8 million for the nine months ended September 30, 2001. The nine-month period revenue decrease was primarily due to lower revenues from the sale of petroleum products, including heating oil, mainly due to lower volume and prices, which were adversely affected by the warmer winter weather.

Primarily due to prior year gains on trading coal, the gross margin from "other services" revenues (revenues less costs of sales) decreased by $4.3 million for the third quarter of 2002 and by $28.8 million for the nine months ended September 30, 2002.

Operating Expenses

Electric Fuel and Purchased Energy and Capacity

"Electric fuel and purchased energy and capacity" related to non-regulated electric revenue activities for all periods presented reflect the effects of the netting of expenses with revenues for "energy trading book" contracts, per the provisions of EITF 02-3, as discussed above in the section "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." "Electric fuel and purchased energy and capacity" increased by $146.6 million to $744.1 million for the third quarter of 2002, from $597.5 million for the third quarter of 2001. "Electric fuel and purchased energy and capacity" increased by $104.2 million to $1,489.5 for the nine months ended September 30, 2002, from $1,385.3 million for the nine months ended September 30, 2001. These increases were primarily due to more electricity production by deregulated electric generating units during the third quarter of 2002 and the cost of replacing the electricity produced by DPL's electric generating plants that were sold June 22, 2001. These variances were partially offset by lower average energy trading prices earlier in 2002.

Gas Purchased

"Gas purchased" related to non-regulated gas revenue activities for all periods presented reflect the effects of the netting of expenses with revenues for "energy trading book" contracts, per the provisions of EITF 02-3, as discussed above in the section "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." "Gas purchased" decreased by $1.8 million to $56.1 million for the third quarter of 2002, from $57.9 million for the third quarter of 2001. Gas purchased decreased by $92.4 million to $224.3 million for the nine months ended September 30, 2002, from $316.7 million for the nine months ended September 30, 2001. The decreases were mainly due to lower volumes of gas purchased for trading, lower prices paid for gas purchased for trading, and lower competitive retail and regulated retail sales.

Other Services' Cost of Sales

Other services' cost of sales increased by $4.4 million to $108.7 million for the third quarter of 2002, from $104.3 million for the third quarter of 2001. Other services' cost of sales decreased by $55.8 million to $272.6 million for the nine months ended September 30, 2002, from $328.4 million for the nine months ended September 30, 2001. The primary reasons for the increase and decrease were related to higher volumes of petroleum products purchased at higher average prices and lower volumes of petroleum products purchased at lower average prices, respectively.

Merger-related Costs

Conectiv's operating results for the three months ended September 30, 2002 and 2001 included costs related to the Conectiv/Pepco Merger of $72.9 million ($44.5 million after income taxes) and $13.5 million ($8.8 million after income taxes), respectively. For the nine months ended September 30, 2002 and 2001, the results included costs related to the Conectiv/Pepco Merger of $75.4 million ($46.0 million after income taxes) and $14.6 million ($9.5 million after income taxes), respectively. The $75.4 million of costs for the nine months ended September 30, 2002 included the following: (i) a $30.5 million write-down of deferred electric service costs based on the terms of the Decision and Order issued by the NJBPU on July 3, 2002 that required ACE to forgo recovery of such costs effective upon the Conectiv/Pepco Merger; (ii) $18.4 million for stock options settled in cash, severances, and retention payments; and (iii) $26.5 million for investment banking, legal, consulting and other costs. The $14.6 million of costs for the nine months ended September 30, 2001 included investment banking, legal, consulting and other costs. Based on the terms of the settlement agreements and Commission orders in the States having regulatory jurisdiction over Conectiv, none of the costs related to the Conectiv/Pepco Merger are recoverable in future customer rate increases. Such costs are, and will be, excluded from studies submitted in base rate filings.

Operation and Maintenance Expenses

Operation and maintenance expenses increased by $2.3 million to $127.4 million for the third quarter of 2002, from $125.1 million for the third quarter of 2001 mainly due to higher pension and other postretirement benefits expense, partly offset by lower operating expenses due to the sale of electric generating plants during 2001. Operation and maintenance expenses increased by $6.5 million to $366.1 million for the nine months ended September 30, 2002, from $359.6 million for the nine months ended September 30, 2001 mainly due to higher pension and other postretirement benefits expense, partly offset by lower operating expense due to the sale of electric generating plants during 2001 and $16.3 million received by DPL in the first quarter of 2001 for termination of its membership in a nuclear mutual insurance company. Pension expense has increased during 2002 mainly due to the adverse effects of stock market conditions on the fair value of trust fund assets and amortization of previous actuarial gains.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $6.9 million to $48.1 million for the third quarter of 2002, from $55.0 million for the third quarter of 2001. Depreciation and amortization expenses decreased by $29.1 million to $146.4 million for the nine months ended September 30, 2002, from $175.5 million for the nine months ended September 30, 2001. Both decreases were primarily due to the sale of electric generating plants during 2001 and no longer amortizing goodwill due to SFAS No. 142, partly offset by an increase for depreciation of new mid-merit electric generating plants.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased by $2.8 million to $18.1 million for the third quarter of 2002, from $20.9 million for the third quarter of 2001. Taxes other than income taxes decreased by $10.3 million to $48.9 million for the nine months ended September 30, 2002, from $59.2 million for the nine months ended September 30, 2001. Both decreases were mainly due to expiration of the amortization of a regulatory asset for New Jersey state excise taxes and lower gross receipts taxes on lower revenues.

Deferred Electric Service Costs

Deferred electric service costs decreased by $58.1 million to $(8.9) million for the third quarter of 2002, from $(67.0) million for the third quarter of 2001. Deferred electric service costs decreased by $76.0 million to $(49.4) million for the nine months ended September 30, 2002, from $(125.4) million for the nine months ended September 30, 2001. Both decreases were mainly due to lower costs related to ACE providing Basic Generation Service, including the return that had been earned on ACE's ownership interests in nuclear plants until such interests were sold.

The balance for ACE's deferred electric service costs was $129.7 million as of September 30, 2002, after an entry was made in the third quarter of 2002 pursuant to the Decision and Order issued by the NJBPU in connection with the Conectiv/Pepco Merger. Such Decision and Order required ACE to forgo recovery through customer rates of $30.5 million of deferred electric service costs, effective upon the closing of the Conectiv/Pepco Merger. The expense was included in the "Merger-related Costs" line under operating expenses in operating results for the three and nine months ended September 30, 2002. See the "Acquisition of Conectiv by Pepco Holdings, Inc." discussion above for additional information.

On August 1, 2002, in accordance with the provisions of New Jersey's Electric Discount and Energy Competition Act and the NJBPU's Final Decision and Order concerning restructuring ACE's electric utility business, ACE petitioned the NJBPU for a $71.6 million, or 8.4%, annualized increase in electric rates, effective August 1, 2003. This proposed rate increase is intended to recover ACE's deferred cost balance as of August 1, 2003 over a four-year period and reset Power Delivery rates such that an under-recovery of certain costs is no longer embedded in rates. ACE's recovery of the deferred costs is subject to review by the NJBPU, which will determine the amount of cost recovery in accordance with New Jersey's Electric Discount and Energy Competition Act. The NJBPU has selected an outside auditing firm and has begun its review and audit of the deferral balance of Conectiv.

Other Income

Other Income for the nine months ended September 30, 2001 includes a pre-tax gain of $73.0 million from the recognition of a previously deferred gain related to termination of a purchased power contract, as discussed in Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2001 Annual Report on Form 10-K. Excluding the variance attributable to the $73.0 million gain on termination of a purchased power contract, Other Income increased $1.9 million for the third quarter 2002 and $12.3 million for the nine months ended September 30, 2002, mainly due to lower losses on investments, interest income accrued on deferred electric service costs under the terms of the NJBPU's Final Decision and Order issued in 2001 concerning restructuring ACE's utility business, and other positive variances.

Interest Expense

Interest expense, net of capitalized amounts, decreased by $4.5 million to $36.0 million for the third quarter of 2002, from $40.5 million for the third quarter of 2002. Interest expense, net of capitalized amounts, decreased by $28.4 million to $105.4 million for the nine months ended September 30, 2002, from $133.8 million for the nine months ended September 30, 2001. Both decreases were primarily due to lower interest rates and lower amounts of outstanding short-term debt, which resulted in lower interest expense on Conectiv's $396.8 million of short-term debt, $158.4 million of variable rate demand bonds, and $249.8 million of other debt with variable rates.

Income Taxes

Income taxes decreased by $13.6 million to $18.2 million for the third quarter of 2002, from $31.8 million for the third quarter of 2001. Income taxes decreased by $189.2 million to $80.3 million for the nine months ended September 30, 2002, from $366.5 million for the nine months ended September 30, 2001. Both decreases were mainly due to lower income from continuing operations before income taxes.

Liquidity and Capital Resources

Due to $430.0 million of cash provided by operating activities, $462.9 million of cash used by investing activities, and $60.5 million of cash provided by financing activities, cash and cash equivalents increased by $27.6 million during the nine months ended September 30, 2002.

For the nine months ended September 30, 2002 compared to the same period in 2001, net cash flows from operating activities increased by $387.5 million. A decrease in working capital requirements for energy trading and hedging activities, lower interest expense payments, and higher income tax refunds were the primary factors that resulted in the increase in net cash flow from operations.

At September 30, 2002, current assets totaled $900 million versus current liabilities of $2.4 billion, including approximately $425 million in long- term debt due within one year. The Company intends to lower its current liabilities over the next twelve months through a combination of long- term financing strategies, including debt, securitized debt, and other securities.

Capital expenditures of $500.8 million for the nine months ended September 30, 2002 included $350.3 million for mid-merit electric generation plants and the remaining expenditures were primarily for the electric transmission and distribution systems of ACE and DPL. On May 15, 2002, the waste heat recovery boiler and steam turbine that was installed for combined cycle operation at the new mid-merit Hay Road plant (Hay Road Units 5-8) began commercial operation, bringing the electric generating capacity of Hay Road Units 5-8 to 545 MW. Construction at the Bethlehem, Pennsylvania site also continued to move forward. At the Bethlehem site, two 545 MW combined cycle power plants are expected to be installed. Three combustion turbines are expected to be in service by the end of 2002, and the remaining three are expected to be operational by the second quarter of 2003. The waste heat recovery boilers and related steam turbines are expected to be operational in phases, beginning in mid-2003.

In order to finance the power plants under construction at the Bethlehem site, Conectiv Bethlehem, LLC (CBI), a subsidiary of Conectiv Energy Holding Company and an indirect subsidiary of Conectiv, entered into a Credit Agreement (CBI Credit Agreement) with various banks and financial institutions on June 25, 2002. Under this agreement, CBI may borrow up to $365 million as a construction loan and convert the construction loan to a term loan after completing construction of the two 545 MW combined cycle power plants (CBI Project). The construction loan period and term loan period are expected to be approximately two years each. Borrowings under the CBI Credit Agreement bear interest based upon a variable interest rate and are secured by a lien on CBI and all tangible, intangible, and real property of CBI. On July 11, 2002, CBI entered into an interest rate swap agreement which effectively converted the variable interest rate on 75% of the expected average loan balance ($221 million) to a fixed rate of 4.15%.

The CBI Credit Agreement contains various terms and conditions which include the following: (i) Guarantees by Conectiv associated with CESI's agreement to purchase energy and capacity from CBI and other guarantees related to obligations of Conectiv subsidiaries under agreements related to constructing and operating the CBI Project; (ii) A "ratings trigger" requirement that could possibly result in the deposit of cash up to the amount of the loan in the event Conectiv's debt ratings fall below certain levels, (iii) A "depository agreement" governing the disbursement of cash provided by the operations of the power plants, and (iv) Events of default. See "Conectiv Bethlehem, Inc. Project Financing" in Note 12 to the Consolidated Financial Statements herein for additional information concerning these terms and conditions.

Conectiv's financing activities for the nine months ended September 30, 2002 included the following: (i) payment of $76.0 million of common dividends; (ii) the redemption of the $12.45 million of ACE's $7.80 annual dividend rate preferred stock on May 1, 2002; (iii) a $643.0 million decrease in short-term debt; (iv) payment of $20.2 million of financing costs primarily associated with the CBI Credit Agreement; (v) the issuance of $296.0 million of long-term debt, including $250 million of 5.3% notes, due June 1, 2005, issued by Conectiv and $46 million of bonds issued on behalf of DPL, including $15.0 million of variable rate bonds due May 1, 2032 and $31.0 million of 5.2% bonds due February 1, 2019; and (vi) the redemption of $226.3 million of long-term debt including $27.5 million of DPL's 8.5% First Mortgage Bonds on February 1, 2002, $46.0 million of DPL's bonds (6.78% average fixed rate) on June 3, 2002, $20.0 million of ACE's 6.46% Medium Term Notes on April 1, 2002, $5.0 million of ACE's 7.04% Medium Term Notes on May 28, 2002, $25.0 million of ACE's 7.01% Medium Term Notes on August 23, 2002, and $100.0 million of Conectiv's 6.73% Medium Term Notes on June 1, 2002. Also see Note 12 to the Consolidated Financial Statements herein for other information concerning debt of Conectiv and its subsidiaries.

Subsequent to September 30, 2002, DPL redeemed long-term debt at maturity as follows: (i) $30.0 million of 6.95% First Mortgage Bonds, on October 1, 2002 and (ii) $12 million of unsecured 6.59%, Medium Term Notes, on October 1, 2002.

Conectiv's capital structure, including short-term debt and current maturities of long-term debt, expressed as a percentage of total capitalization, is shown below.

		September 30, 2002	December 31, 2001
Common stockholders' equity		34.2%	28.5%
Preferred stock		0.9%	1.1%
Preferred trust securities		4.2%	3.7%
Long-term debt and variable rate demand bonds		39.7%	34.2%
Short-term debt and current maturities of long-term debt		21.0%	32.5%

As of September 30, 2002, Conectiv had a $396.8 million short-term debt balance (3.3% average interest rate) which included $279.6 million of short-term notes held by financial institutions and $117.2 million of commercial paper.

Effective with the Conectiv/Pepco Merger, Conectiv's credit agreements of $1.035 billion in the aggregate and DPL's credit agreement of $105 million were terminated. PHI entered into a $1.5 billion credit agreement for general corporate purposes, including commercial paper back-up. Under the PHI credit agreement, a borrowing sublimit of $1.0 billion exists for PHI and a borrowing sublimit of $500 million exists for aggregate borrowings by Pepco, DPL, and ACE, limited to $300 million for each such borrower. Conectiv is not a party to the PHI credit agreement. Conectiv expects that its future funding requirements will be satisfied primarily through dividends received from its subsidiaries and funding from PHI.

Conectiv's ratio of earnings to fixed charges is shown below. See Exhibit 12, Ratio of Earnings to Fixed Charges, for additional information.

	Nine Months Ended September 30,	Year Ended December 31,
	2002	2001	2000	1999	1998	1997
Ratio of Earnings to Fixed Charges	2.36	3.80	2.33	2.20	2.55	2.72

As a result of recent declines in the values of securities in the financial markets, the pension assets of Conectiv have failed to achieve the level of returns assumed in the determination of their pension expense accruals thus far during 2002. As a result, should the financial markets remain at the lower levels of September 30, 2002, or decline further, Conectiv will need to contribute additional funds to its pension plans in order to achieve a funding level of 100% with respect to its pension liabilities. In addition, due to the current lower asset values in its pension plans and the potential need to modify the assumptions used to value its pension liabilities, Conectiv could experience a substantially higher level of pension expense in the near term and until the financial markets' performance improves. Both the funding amount and the pension expense accrual will be determined by the actual return on plan assets for the year, which depends on the performance of the financial markets during the balance of the year, and the level of interest rates at year end 2002, which cannot be definitively predicted.

Conectiv's energy contracts for trading activities, which are accounted for at fair value are shown in the table below. All fair values are based on prices actively quoted or prices provided by other external sources.

	Energy Trading Contracts Fair Value as of September 30, 2002
Sources of Fair Value	Total Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years
	(Dollars in Millions)
Prices actively quoted	$40.2	$43.6	$(3.4)
Prices provided by other external sources	10.0	3.0	7.0
Total	$50.2	$46.6	$3.6
The change in the fair value of Conectiv's energy trading contracts for the nine months ended September 30, 2002 is shown in the table below.
Fair Value Of Energy Trading Contracts (Dollars in Millions)
Fair value of contracts outstanding as of December 31, 2001	$29.0
Less: Contracts realized or otherwise settled	36.6
Plus: Fair value of new contracts when initially entered	-
Changes in fair value attributable to change in valuation techniques and assumptions	-
Other changes in fair value	57.8
Fair value of contracts outstanding as of September 30, 2002	$50.2

Forward-Looking Statements

Some of the statements contained in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding the Company's intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

The forward-looking statements contained and incorporated by reference herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond the Company's control and may cause actual results to differ materially from those contained in forward-looking statements:

•

Prevailing governmental policies and regulatory actions affecting the energy industry, including with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power expenses, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs);

•		Changes in and compliance with environmental and safety laws and policies;
•		Weather conditions;
•		Population growth rates and demographic patterns;
•		Competition for retail and wholesale customers;
•		General economic conditions, including potential negative impacts resulting from an economic downturn;
•		Growth in demand, sales and capacity to fulfill demand;
•		Changes in tax rates or policies or in rates of inflation;
•		Changes in project costs;
•		Unanticipated changes in operating expenses and capital expenditures;
•		Capital market conditions;
•		Restrictions imposed by the Public Utility Holding Company Act of 1935;
•		Competition for new energy development opportunities and other opportunities;
•		Legal and administrative proceedings (whether civil or criminal) and settlements that influence our business and profitability;
•		Pace of entry into new markets;
•		Success in marketing services;
•		Trading counterparty credit risk;
•		Ability to secure electric and natural gas supply to fulfill sales commitments at favorable prices;
•		Volatility in market demand and prices for energy, capacity and fuel;
•		Operating performance of power plants;
•		Interest rate fluctuations and credit market concerns; and
•		Effects of geopolitical events, including the threat of domestic terrorism.

Any forward-looking statements speak only as to the date of this Form 10-Q and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict all such factors, nor can the Company assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exhaustive.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" on pages II-30 to II-31 of Conectiv's 2001 Annual Report on Form 10-K, Conectiv is subject to market risks, including interest rate risk, equity price risk, and commodity price risk. An update appears below.

Interest Rate Risk

Conectiv is subject to the risk of fluctuating interest rates in the normal course of business. Conectiv manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. The effect of a hypothetical 10% change in interest rates on the annual interest costs for short-term and variable rate debt was approximately $2.2 million as of September 30, 2002 and $3.9 million as of December 31, 2001.

Equity Price Risk

As discussed in Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2001 Annual Report on Form 10-K, Conectiv holds investments in marketable equity securities and venture capital funds, which invest in securities of technology and service companies related to energy, utility, and communication industries. Conectiv is exposed to equity price risk through the securities invested in by the venture capital funds and the marketable securities held directly by Conectiv. The potential change in the fair value of these investments resulting from a hypothetical 10% change in quoted securities prices was approximately $1.7 million as of September 30, 2002 and $2.0 million as of December 31, 2001. Due to the nature of these investments and market conditions, the fair value of these investments may change by substantially more than 10%.

Commodity Price Risk

Conectiv's participation in wholesale energy markets includes trading and arbitrage activities, which expose Conectiv to commodity market risk. To the extent Conectiv has net open positions, controls are in place that are intended to keep risk exposures within management-approved risk tolerance levels. Conectiv engages in commodity hedging activities to minimize the risk of market fluctuations associated with the purchase and sale of energy commodities (natural gas, petroleum, coal and electricity). Some of Conectiv's hedging activities are conducted using derivative instruments designated as "cash flow hedges," which are designed to reduce the variability in future cash flows. Conectiv also hedges its commodity ownership (including electricity produced by Conectiv's electric generating plants) with offsetting energy transactions (including sales of electricity and other commodities). Conectiv's energy commodity hedging objectives, in accordance with its risk management policy, are primarily the assurance of stable and known cash flows and the fixing of favorable prices and margins when they become available. Conectiv manages to the objective of hedging the variability in future cash flows for forecasted energy output from its generation assets at 75% or greater of such forecasted output over a period of 36 months.

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

Conectiv uses a value-at-risk model to assess the market risk of its electricity, gas, and petroleum products commodity activities. The model includes fixed price sales commitments, physical forward contracts, and commodity derivative instruments. Value-at-risk represents the potential gain or loss on instruments or portfolios due to changes in market factors, for a specified time period and confidence level. Conectiv estimates value-at-risk across its power, gas, and petroleum products commodity business using a delta-gamma variance/covariance model with a 95 percent confidence level and assuming a five-day holding period. Since value-at-risk is an estimate, it is not necessarily indicative of actual results that may occur. Conectiv's calculated value-at-risk with respect to its commodity price exposure associated with contractual arrangements was approximately $15.1 million as of September 30, 2002, compared to $3.7 million as of December 31, 2001. The increase reflects a higher level of hedging activities as of September 30, 2002, in comparison to December 31, 2001. The average, high, and low value-at-risk for the nine months ended September 30, 2002 was $22.1 million, $47.8 million and $3.5 million, respectively.

The value-at-risk amounts discussed above include derivatives that are used for hedging. For risk management purposes, Conectiv calculates value-at-risk excluding derivatives used for hedging. This model assumes a one-day holding period, but is otherwise identical to the contractual value-at-risk model above. The value-at-risk excluding derivatives used for hedging was $0.8 million as of September 30, 2002 and the average, high, and low for the nine months ended September 30, 2002 was $2.8 million, $6.2 million and $0.5 million, respectively.

Item 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)   Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                    PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information reported under the heading "Environmental Matters," "Air Quality Regulations" in Note 14 to the Consolidated Financial Statements under Item 1 in Part I herein, is incorporated by reference.

Information reported under the heading "Other Matters" in Note 14 to the Consolidated Financial Statements under Item 1 in Part I herein, concerning an agreement for ACE to sell electric distribution facilities to the City of Vineland is incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number

12               Ratio of Earnings to Fixed Charges

99               Certificate of Chief Executive Officer and Chief Financial Officer (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(b) Reports on Form 8-K

On July 18, 2002, Conectiv filed a Current Report on Form 8-K dated July 18, 2002, reporting on Item 5, Other Events.

On July 25, 2002, Conectiv filed a Current Report on Form 8-K dated July 25, 2002, reporting on Item 5, Other Events and Item 7, Financial Statements and Exhibits.

On July 26, 2002, Conectiv filed a Current Report on Form 8-K dated July 24, 2002, reporting on Item 5, Other Events and Item 7, Financial Statements and Exhibits.

On August 2, 2002, Conectiv filed a Current Report on Form 8-K dated August 1, 2002, reporting on Item 1, Changes in Control of Registrant and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

On August 14, 2002, Conectiv filed a Current Report on Form 8-K dated August 14, 2002, reporting on Item 7, Financial Statements, Pro Forma Financial Information and Exhibits and Item 9, Regulation FD Disclosure.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 13, 2002		Conectiv (Registrant) /s/ Andrew W. Williams Andrew W. Williams Senior Vice President and Chief Financial Officer

CERTIFICATIONS
I, John M. Derrick, Jr., Chief Executive Officer of Conectiv, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Conectiv.
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002		/s/ John M. Derrick, Jr. _____________________________________ John M. Derrick, Jr. Chairman and Chief Executive Officer
I, Andrew W. Williams, Chief Financial Officer of Conectiv, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Conectiv.
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002		/s/ A. W. Williams _____________________________________ Andrew W. Williams Senior Vice President and Chief Financial Officer
Exhibit 12
Conectiv Ratio of Earnings to Fixed Charges (Dollars in Thousands)
	9 Months Ended	Year Ended December 31,
	September 30, 2002	2001	2000	1999	1998	1997

Income from continuing operations	$ 80,277	$377,522	$203,815	$143,493	$170,933	$106,890

Income taxes	64,205	253,486	151,275	123,079	117,857	76,040

Fixed charges:	57,831	142,423	166,256	149,732	133,796	78,350
Interest on long-term debt including amortization of discount, premium and expense
Other interest	26,257	54,175	60,818	37,743	26,199	12,835
Preferred dividend require- ments of subsidiaries	11,891	18,734	20,383	19,894	17,871	10,178
Total fixed charges	95,979	215,332	247,457	207,369	177,866	101,363

Nonutility capitalized interest	(10,576)	(15,119)	(9,278)	(3,264)	(1,444)	(208)

Undistributed earnings of equity method investees	-	-	(4,496)	-	-	-

Earnings before extraordinary item, income taxes, and fixed charges	$229,885	$831,221	$588,773	$470,677	$465,212	$284,085

Total fixed charges shown above	$ 95,979	$215,332	$247,457	$207,369	$177,866	$101,363
Increase preferred stock dividend requirements of subsidiaries to a pre-tax amount	1,528	3,644	5,253	6,123	4,901	3,065

Fixed charges for ratio computation	$ 97,507	$218,976	$252,710	$213,492	$182,767	$104,428

Ratio of earnings to fixed charges	2.36	3.80	2.33	2.20	2.55	2.72

Exhibit 99
Certificate of Chief Executive Officer and Chief Financial Officer of Conectiv (Pursuant to 18 U.S.C. Section 1350)

     I, John M. Derrick, Jr., Chairman and Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Conectiv, certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of Conectiv for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Conectiv.

Dated: November 13, 2002	/s/ John M. Derrick, Jr. John M. Derrick, Jr. Chairman and Chief Executive Officer
Dated: November 13, 2002	/s/ A. W. Williams Andrew W. Williams Senior Vice President and Chief Financial Officer